Form 10-Q
period 2013-06-30
MARRONE BIO INNOVATIONS INC
filed 2013-09-13
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-36030

Marrone Bio Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5137161
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Second St. Suite A-107, Davis, CA 95618

(Address of principal executive offices and zip code)

(530) 750-2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 9, 2013
Common Stock, $0.00001 par value	19,141,522

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	JUNE 30, 2013	DECEMBER 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,237	$10,006
Restricted cash	—	9,139
Accounts receivable	3,905	2,970
Inventories	6,928	4,872
Prepaid expenses and other current assets	1,522	478

Total current assets	16,592	27,465
Property, plant and equipment, net	4,766	3,528
Other assets	4,217	2,785

Total assets	$25,575	$33,778

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$4,300	$2,104
Accrued liabilities	2,272	3,023
Deferred revenue, current portion	324	324
Capital lease obligations, current portion	573	207
Debt, current portion	172	8,572
Preferred stock warrant liability	1,308	1,884
Common stock warrant liability	1,424	301
Convertible notes payable, current portion	18,991	22,518

Total current liabilities	29,364	38,933
Deferred revenue, less current portion	1,534	1,696
Capital lease obligations, less current portion	357	195
Debt, less current portion	12,265	7,766
Convertible notes payable, less current portion	29,243	19,342
Other liabilities	614	481

Total liabilities	73,377	68,413
Commitments and contingencies (Note 12)
Convertible preferred stock—Series A: $0.00001 par value; 1,489 shares authorized; 1,484 shares issued and outstanding at June 30, 2013 and December 31, 2012 (aggregate liquidation preference of $3,867 at June 30, 2013)	3,747	3,747
Convertible preferred stock—Series B: $0.00001 par value; 2,252 shares authorized; 2,242 shares issued and outstanding at June 30, 2013 and December 31, 2012 (aggregate liquidation preference of $10,870 at June 30, 2013)	10,758	10,758
Convertible preferred stock—Series C: $0.00001 par value; 5,082 shares authorized; 4,778 shares issued and outstanding at June 30, 2013 and December 31, 2012 (aggregate liquidation preference of $25,405 at June 30, 2013)	25,107	25,107
Stockholders’ deficit:
Common stock: $0.00001 par value; 12,936 shares authorized; 1,281 and 1,267 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	1,921	1,322
Accumulated deficit	(89,335)	(75,569)

Total stockholders’ deficit	(87,414)	(74,247)

Total liabilities, convertible preferred stock and stockholders’ deficit	$25,575	$33,778

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amount)

(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2013	2012	2013	2012
Revenues:
Product	$4,419	$1,421	$7,068	$3,377
License	81	88	162	131

Total revenues	4,500	1,509	7,230	3,508
Cost of product revenues	3,398	684	5,193	1,544

Gross profit	1,102	825	2,037	1,964
Operating expenses:
Research and development	3,941	2,415	7,224	5,148
Selling, general and administrative	3,107	2,166	5,954	4,488

Total operating expenses	7,048	4,581	13,178	9,636

Loss from operations	(5,946)	(3,756)	(11,141)	(7,672)
Other income (expense):
Interest income	—	4	1	6
Interest expense	(2,285)	(601)	(4,270)	(657)
Change in estimated fair value of financial instruments	6,550	435	2,987	420
Gain on extinguishment of debt	49	—	49	—
Other (expense) income, net	(7)	6	(14)	7

Total other income (expense), net	4,307	(156)	(1,247)	(224)

Loss before income taxes	(1,639)	(3,912)	(12,388)	(7,896)
Income taxes	—	—	—	—

Net loss	(1,639)	(3,912)	(12,388)	(7,896)
Deemed dividend on convertible notes	(1,378)	—	(1,378)	(1,253)

Net loss attributable to common stockholders	$(3,017)	$(3,912)	$(13,766)	$(9,149)

Net loss per common share:
Basic and diluted	$(2.36)	$(3.13)	$(10.81)	$(7.33)

Weighted-average shares outstanding used in computing net loss per common share:
Basic and diluted	1,277	1,251	1,273	1,249

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2013	2012	2013	2012
Net loss	$(3,017)	$(3,912)	$(13,766)	$(9,149)
Other comprehensive loss	—	—	—	—

Comprehensive loss	$(3,017)	$(3,912)	$(13,766)	$(9,149)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2013	2012
Cash flows from operating activities
Net loss	$(12,388)	$(7,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356	288
Share-based compensation	588	381
Noncash interest expense	3,404	296
Change in estimated fair value of financial instruments	(2,987)	(420)
Gain on extinguishment of debt	(49)	—
Net changes in operating assets and liabilities:
Accounts receivable	(935)	(613)
Inventories	(2,056)	(1,442)
Prepaid expenses and other current assets	(560)	130
Other assets	(1,073)	(1,503)
Accounts payable	2,196	885
Accrued liabilities	(751)	(190)
Deferred revenue	(162)	869
Other liabilities	8	(10)

Net cash used in operating activities	(14,409)	(9,225)
Cash flows from investing activities
Purchases of property, plant and equipment	(1,338)	(358)
Purchase of short-term investments	—	(1,338)
Maturities of short-term investments	—	2,000

Net cash (used in) provided by investing activities	(1,338)	304
Cash flows from financing activities
Proceeds from issuance of convertible notes payable	6,529	8,075
Proceeds from issuance of debt	3,700	9,875
Proceeds from line of credit	—	500
Repayment of line of credit	—	(500)
Repayment of debt	(9,303)	(276)
Repayment of capital leases	(98)	(91)
Change in restricted cash	9,139	—
Proceeds from exercise of stock options	11	13

Net cash provided by financing activities	9,978	17,596

Net (decrease) increase in cash and cash equivalents	(5,769)	8,675
Cash and cash equivalents, beginning of year	10,006	2,215

Cash and cash equivalents, end of period	$4,237	$10,890

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $279 and $0 for six months ended June 30, 2013 and 2012, respectively.	$866	$361

Supplemental disclosure of noncash investing and financing activities
Interest added to the principal of convertible notes	$1,299	$—

Equipment acquired under capital leases	$256	$10

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

1. Summary of Business

Marrone Bio Innovations, Inc. (Company), formerly Marrone Organic Innovations, Inc., was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (MMM LLC), a Michigan corporation, which holds the assets of a manufacturing plant the Company purchased in July 2012 as discussed in Note 2. The Company makes bio-based pest management and plant health products. The Company targets the major markets that use conventional chemical pesticides, including certain agricultural and water markets where its bio-based products are used as substitutes for, or in conjunction with, conventional chemical pesticides. The Company also targets new markets for which there are no available conventional chemical pesticides, the use of conventional chemical pesticides may not be desirable or permissible, or the development of pest resistance has reduced the efficacy of conventional chemical pesticides. The Company delivers EPA-approved and registered biopesticide products and other bio-based products that address the global demand for effective, safe and environmentally responsible products.

The Company is an early stage company with a limited operating history and has only recently begun commercializing its products. As of June 30, 2013, the Company had an accumulated deficit of $89,335,000 and expects to incur losses for the next several years. Since its inception, Company has funded operations primarily with the net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes, term loans, as well as proceeds from the sale of its products and payments under strategic collaboration agreements and government grants. As a result, the Company will need to generate significant revenue to achieve and maintain profitability. As of June 30, 2013, the Company had a working capital deficit of $12,772,000, which includes $18,991,000 of the current portion of convertible notes payable which will be settled via conversion into the Company’s equity instruments (see Note 10), and cash and cash equivalents of $4,237,000.

The Company has filed a prospectus pursuant to Rule 424(b) under the Securities and Exchange Act, (hereafter referred to as the “Prospectus”) with the U.S. Securities and Exchange Commission (SEC) dated August 1, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Prospectus.

In August 2013, the Company closed its initial public offering of 5,462,500 shares of its common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares) (IPO). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to the Company were $65,550,000 and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $56,000,000. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock and convertible notes automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised into shares of common stock (See Note 14).

On August 1, 2013, the Company amended and restated its certificate of incorporation to effect a reverse split of shares of its common stock at a 1-for-3.138458 ratio (See Note 13).

The Company participates in a heavily regulated and highly competitive crop protection industry and believes that adverse changes in any of the following areas could have a material effect on the Company’s future financial position, results of operations, or cash flows: inability to obtain regulatory approvals, increased competition in the pesticide market, market acceptance of the Company’s products, weather and other seasonal factors beyond the Company’s control, litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors, and the Company’s ability to support increased growth.

2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial information as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2012 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto, included in the Prospectus.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit, money market funds and certificates of deposit accounts with U.S. financial institutions. The Company is exposed to credit risk in the event of default by financial institutions to the extent that cash and cash equivalents balances with financial institutions are in excess of amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on these deposits.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, accounts receivable and debt. The Company deposits its cash, cash equivalents and short-term investments with high credit quality domestic financial institutions with locations in the U.S. Such deposits may exceed federal deposit insurance limits. The Company believes the financial risks associated with these financial instruments are minimal.

The Company’s customer base is dispersed across many different geographic areas, and currently most customers are pest management distributors in the U.S. Generally, receivables are due 30 or 90 days from the invoice date and are considered past due after this date. For the three months ended June 30, 2013 and 2012, 6% and 26%, respectively, of the Company’s revenues were generated from international customers. For the six months ended June 30, 2013 and 2012, 8% and 19%, respectively, of the Company’s revenues were generated from international customers.

As of June 30, 2013, one customer accounted for 46% of the Company’s accounts receivable. As of December 31, 2012, four customers accounted for 33%, 17%, 11%, and 11%, respectively, or a total of 72% of the Company’s accounts receivable.

From inception through December 31, 2012, the Company’s principal source of revenues was its Regalia product line. During the three and six months ended June 30, 2013, Grandevo and Regalia were the principal sources of the Company’s total revenues. For the three months ended June 30, 2013 and 2012, these two product lines accounted for 98% and 93%, respectively, of the Company’s total revenues. For the six months ended June 30, 2013 and 2012, these two product lines accounted for 98% and 95%, respectively, of the Company’s total revenues. For the three months and six months ended June 30, 2013, one customer accounted for 60% and 43% of the Company’s total revenues, respectively. For the three months ended June 30, 2012, two customers represented 39% and 26%, or a total of 65%, of the Company’s total revenues. For the six months ended June 30, 2012, four customers represented 37%, 13%, 12% and 11%, or a total of 73%, of the Company’s total revenues.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value or replacement cost) and include the cost of material and external labor and manufacturing costs. Cost is determined on the first-in, first-out basis. The Company provides for inventory reserves when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additionally, the Company provides reserves for excess and slow-moving inventory on hand that is not expected to be sold to reduce the carrying amount of excess slow-moving inventory to its estimated net realizable value. The reserves are based upon estimates about future demand from the Company’s customers and distributors and market conditions. As of June 30, 2013 and December 31, 2012, the Company had no reserves against its inventories.

Acquisition

On July 19, 2012 (Acquisition Date), the Company purchased land, building and equipment (Manufacturing Plant) for $1,459,000, including $341,000 of transaction costs. The Manufacturing Plant is located in Bangor, Michigan. Prior to the acquisition, the Manufacturing Plant was owned by a bank and sold in a foreclosure auction. Accordingly, the purchase price for the Manufacturing Plant was less than the estimated fair value of the assets acquired by $257,000. The excess of fair value of the assets acquired over the purchase price was allocated on a relative fair value basis to all assets acquired. The acquisition of the Manufacturing Plant will allow the Company to manufacture certain products internally and improve the overall operating efficiencies and margins of the business as the production of these products historically has been outsourced.

The acquisition was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The assets acquired under the Manufacturing Plant acquisition have been included in the Company’s condensed consolidated financial statements from the Acquisition Date. The purchase price was allocated to assets acquired as of the Acquisition Date.

Prior to the allocation of the excess of fair value of the assets acquired over the purchase price, the assets acquired are first measured at their fair values. The Company engaged a third-party valuation firm to assist with its estimated fair value of the assets acquired. The following methods and assumptions are used to estimate the fair value of each class of asset acquired:

Land—Market approach based on similar, but not identical, transactions in the market. Adjustments to comparable sales are based on both the quantitative and qualitative data.

Building—The cost approach, market approach and income approach were used to assess fair value. Cost approach is based on replacement cost new less depreciation adjusted for physical deterioration, functional obsolescence and external/economic obsolescence, as applicable. The market approach is based on similar, but not identical, transactions in the market using both quantitative and qualitative data. The income approach is based on the direct capitalization method using similar but not identical lease rates and making an assessment of net operating income.

Equipment—Both the cost approach and the market approach were used to assess fair value. Cost approach is based on replacement cost new less depreciation adjusted for physical deterioration, functional obsolescence and external/economic obsolescence, as applicable. The market approach is based on similar, but not identical, transactions in the market using both quantitative and qualitative data.

The following table summarizes the estimated fair value of the assets acquired as of the Acquisition Date, which were determined using level two and three inputs as described above (in thousands):

JULY 19, 2012
Land	$1
Building	314
Equipment	1,144

Assets acquired	$1,459

As the Manufacturing Plant had not yet been placed in service as of June 30, 2013, the assets acquired, except the land, were recorded as construction in process as a component of property, plant and equipment in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery and transfer of title has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured, unless contractual obligations, acceptance provisions or other contingencies exist. If such obligations or provisions exist, revenue is recognized after such obligations or provisions are fulfilled or expire.

Product revenues consist of revenues generated from sales to distributors and from sales of our products to direct customers, net of rebates and cash discounts. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors. Distributors do not have price protection or return rights.

The Company offers certain product rebates, which are recorded as reductions to product revenues. An accrued liability for these product rebates is recorded at the time the revenues are recorded.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. No payments were received under these agreements during the three and six months ended June 30, 2013, and $500,000 and $1,000,000 was received during the three and six months ended June 30, 2012, respectively. For the three months ended June 30, 2013 and 2012, the Company recognized $81,000 and $88,000, respectively, as license revenues in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2013 and 2012, the Company recognized $162,000 and $131,000, respectively, as license revenues in the accompanying condensed consolidated statements of operations. At June 30, 2013, the Company recorded current and non-current deferred revenues of $324,000 and $1,534,000, respectively, related to payments received under these agreements. At December 31, 2012, the Company recorded current and non-current deferred revenues of $324,000 and $1,696,000 respectively, related to payments received under these agreements.

As of June 30, 2013 and December 31, 2012, the Company had no deferred product revenues.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements issued during the six months ending June 30, 2013 that are of significance, or potential significance, to the Company. Any recent accounting pronouncements that are of significance, or potential significance, to the Company are set forth in the notes of the annual consolidated financial statements included in the Prospectus.

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	JUNE 30, 2013
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$272	$272	$—	$—

Liabilities
Common stock warrant liability	$1,424	$—	$—	$1,424
Preferred stock warrant liability	1,308	—	—	1,308
Convertible notes payable	48,234	—	—	48,234

Total liabilities at fair value	$50,966	$—	$—	$50,966

	DECEMBER 31, 2012
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$7,668	$7,668	$—	$—

Liabilities
Common stock warrant liability	$301	$—	$—	$301
Preferred stock warrant liability	1,884	—	—	1,884
Convertible notes payable	41,860	—	—	41,860

Total liabilities at fair value	$44,045	$—	$—	$44,045

The money market funds held as of June 30, 2013, and December 31, 2012, were in active markets and, therefore, measured based on the Level 1 valuation hierarchy.

The Company estimates the fair value of the common and preferred stock warrant liabilities using the Probability Weighted Expected Return Method (PWERM), which analyzes the returns afforded to common equity holders under multiple future scenarios. Under the PWERM, share value is based upon the probability-weighted present value of expected future net cash flows (distributions to shareholders), considering each of the possible future events and giving consideration to the rights and preferences of each share class. This method is most appropriate when the long-term outlook for an enterprise is largely known and multiple future scenarios can be reasonably estimated.

The common and preferred stock warrant liabilities were valued by a PWERM valuation using six scenarios, which included three initial public offering scenarios, two merger scenarios and a sale of the Company’s intellectual property. An annual discount rate of 35% was applied to both the PWERM valuations as of June 30, 2013 and December 31, 2012. The common stock warrants also include a 10% and 18% discount for lack of marketability as of June 30, 2013 and December 31, 2012, respectively. As the PWERM estimates the fair value of the common and preferred stock warrant liabilities using unobservable inputs, it is considered to be a Level 3 fair value measurement. Changes in the probability weights and discount rates have a significant impact on the fair value of the common and preferred stock warrant liabilities. As a result of the changing probability weights between December 31, 2012 and June 30, 2013, the Company recognized a net gain from the total change in estimated fair value of the common and preferred stock warrant liabilities as shown in the tables below.

The following table provides a reconciliation of the beginning and ending balances for the common and preferred stock warrant liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

COMMON STOCK WARRANT LIABILITY
Fair value at December 31, 2012	$301
Warrants issued	900
Change in fair value recorded in change in fair value of financial instruments	223

Fair value at June 30, 2013	$1,424

PREFERRED STOCK WARRANT LIABILITY
Fair value at December 31, 2012	$1,884
Change in fair valued recorded in change in fair value of financial instruments	(576)

Fair value at June 30, 2013	$1,308

Convertible notes were valued by a PWERM valuation utilizing inputs similar to those used for estimating fair values of the common and preferred stock warrant liabilities described above. A discount rate of 20% and 25% was used for valuing the March and October 2012 Convertible Notes, defined in Note 10, as of June 30, 2013 and December 31, 2012, respectively. A discount rate of 19% and 18% was used for valuing the October 2012 Subordinated Convertible Notes and the December 2012 Convertible Note, both defined in Note 10, as of June 30, 2013 and December 31, 2012, respectively. A discount rate of 19% was used for valuing the First and Second May 2013 Convertible Notes, both defined in Note 10, as of June 30, 2013. These annual discount rates were applied in the PWERM valuation. Changes in the probability weights and discount rates have a significant impact on the valuation of the convertible notes. As a result of the changing probability weights between December 31, 2012 or the issuance dates of the convertible notes issued during the six months ended June 30, 2013 and June 30, 2013, the Company recognized a gain from the change in estimated fair value of the convertible notes as shown in the table below.

The following table provides a reconciliation of the beginning and ending balances for the convertible notes measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair value at December 31, 2012	$41,860
Convertible notes issued	9,069
Convertible notes cancelled	(1,360)
Accrued interest	1,299
Change in fair valued recorded in change in fair value of financial instruments	(2,634)

Fair value at June 30, 2013	$48,234

During the three months ended June 30, 2013, no transfers were made into or out of the Level 1, 2, or 3 categories.

4. Inventories

Inventories consist of the following (in thousands):

	JUNE 30, 2013	DECEMBER 31, 2012
Raw materials	$4,123	$3,204
Work in progress	1,214	607
Finished goods	1,591	1,061

	$6,928	$4,872

5. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The Company’s potentially dilutive shares, which include outstanding stock options, convertible notes, convertible preferred stock and warrants, have been excluded from the computation of diluted net loss per share for all periods as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the loss per share.

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	AS OF JUNE 30
	2013	2012
Convertible preferred stock	8,504	8,504
Convertible notes (1)	—	—
Stock options outstanding	2,062	1,668
Warrants to purchase convertible preferred stock	207	207
Warrants to purchase common stock (2)	—	—

(1)	As of June 30, 2013 and 2012, the Company had approximately $48,234,000 and $8,804,000, respectively, in contingently convertible notes payable and related accrued interest for which the contingencies related to conversion had not been met as of June 30, 2013 and 2012. Therefore, it would have no dilutive or anti-dilutive impact for the three and six months ended June 30, 2013 or 2012. Refer to Note 10 for further discussion.
(2)	In October 2012 and April 2013, the Company issued warrants to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Junior Secured Promissory Notes as defined in Note 9, divided by 70% of the value of common stock in a sale of the Company or a qualified initial public offering (Qualified IPO), with an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. In June 2013, the Company issued warrants to purchase a number of shares of common stock equal to 10% of the total committed amount of the June 2013 Credit Facility as defined in Note 9, divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. These warrants are contingently exercisable for which the contingencies related to exercise had not been met as of June 30, 2013. Therefore, they would have no dilutive or anti-dilutive impact for the three and six months ended June 30, 2013. Refer to Note 9 for further discussion.

As of June 30, 2013 and 2012, the numbers of shares of common stock issuable upon the exercise of warrants to purchase convertible preferred stock and upon the conversion of convertible preferred stock were at a ratio of one-to-one.

As the Company recorded a loss for the three and six months ended June 30, 2013, all potentially dilutive common shares, comprised of stock options and certain warrants, are anti-dilutive.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2013	2012	2013	2012
	(in thousands, except per share data)
Net loss	$(1,639)	$(3,912)	$(12,388)	$(7,896)
Deemed dividend on convertible notes	(1,378)	—	(1,378)	(1,253)

Net loss attributable to common stockholders	$(3,017)	$(3,912)	$(13,766)	$(9,149)

Denominator for historical basic and diluted net loss per share:
Shares used for historical basic and diluted net loss per share	1,277	1,251	1,273	1,249

Basic and diluted net loss per share	$(2.36)	$(3.13)	$(10.81)	$(7.33)

6. Other Assets

Other assets consist of the following (in thousands):

	JUNE 30, 2013	DECEMBER 31, 2012
Prepaid initial public offering costs	$3,145	$2,257
Prepaid distribution fees	130	134
Deferred financing costs	300	261
Deposit for equipment	370	—
Other assets	272	133

	$4,217	$2,785

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	JUNE 30, 2013	DECEMBER 31, 2012
Accrued compensation	$1,030	$1,342
Accrued expenses	1,242	1,295
Accrued product rebates	—	386

	$2,272	$3,023

8. Factoring and Security Agreement

On June 13, 2013, the Company entered into a factoring and security agreement (Factoring and Security Agreement) with a third-party that would enable the Company to sell the entire interest in certain accounts receivable up to $5,000,000. Under the Factoring and Security Agreement, 15% of the sales proceeds will be held back by the purchaser until collection of such receivables. Such holdbacks are not considered legal securities, nor are they certificated. Upon the sale of the receivable, the Company will not maintain servicing. The purchaser may require the Company to repurchase accounts receivable if (i) the payment is disputed by the account debtor, with the purchaser being under no obligation to determine the bona fides of such dispute, (ii) the account debtor has become insolvent or (iii) upon the effective date of the termination of the Factoring and Security Agreement. The purchaser will retain its security interest in any accounts repurchased by the Company. The Factoring and Security Agreement is secured by all of the Company’s personal property and fixtures, and proceeds thereof, including accounts, inventory, equipment and general intangibles other than intellectual property.

The Company has determined that any sales of accounts receivable under the Factoring and Security Agreement will be treated as a secured borrowing in accordance with ASC 860, Transfers and Servicing. During the three months ended June 30, 2013, there were no sales of the Company’s accounts receivable under the Factoring and Security Agreement.

9. Debt

Debt consists of the following (in thousands):

	JUNE 30, 2013	DECEMBER 31, 2012
Promissory note bearing interest at 6.25% per annum, which is payable monthly through May 2013, collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property). The Promissory Note was repaid in May 2013 (1)	$—	$35
Term Loan (Term Loan) bearing interest at 7.00% per annum which is payable monthly through April 2016. The Term Loan is collateralized by all the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) pledged as collateral under the Term Loan, subordinated (1)	368	426
Promissory note bearing interest at 7.00% per annum which is payable monthly through November 2014, collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property), net of unamortized debt discount at June 30, 2013 of $2, subordinated (1)	193	261
Senior secured promissory note (April 2012 Senior Secured Promissory Note) bearing interest at 15.00% per annum which is payable monthly through April 2017, collateralized by substantially all of the Company’s assets. The April 2012 Senior Secured Promissory Note was repaid in January 2013	—	8,374
Junior secured promissory notes (October 2012 and April 2013 Junior Secured Promissory Notes) bearing interest at 12.00% per annum which is payable monthly through October 2015, collateralized by substantially all of the Company’s assets, net of unamortized debt discount at June 30, 2013 of $574 (1)	11,876	7,242

Debt	12,437	16,338
Less current portion	(172)	(8,572)

	$12,265	$7,766

(1)	The lender’s security interest is subordinate to the holders of the April 2012 Senior Secured Promissory Note with the exception of its interest in equipment.

The Company believes the carrying values of its debt approximate their fair values at June 30, 2013 and December 31, 2012 based on the interest rates as of those dates compared to similar debt instruments.

Promissory Notes, Term Loan, Revolving Line of Credit and Credit Facility

In May 2008, the Company borrowed $400,000 pursuant to a promissory note with a bank which bears interest at the rate of 6.25% per annum and is repayable in 60 equal monthly installments of $7,785 commencing June 1, 2008. This promissory note was repaid in May 2013.

In March 2009, October 2010 and October 2011, the Company and the bank agreed to modify the terms of its existing revolving line of credit (Revolver). Under the modified terms of the Revolver, the Company’s borrowings under the Revolver are limited to 75% of qualifying accounts receivable with a maximum borrowing limit of $500,000. In March 2012, the Company entered into a change in terms agreement with the bank under which the existing Revolver was replaced by the Term Loan in the amount of $500,000 with a rate of 7.00% per annum, maturing April 1, 2016. The Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) have been pledged as collateral under the Term Loan. There was no outstanding balance on the Revolver as of December 31, 2011 and the Revolver was terminated in March 2012.

In March 2009, the Company borrowed $650,000 pursuant to a promissory note with the bank which bears interest at the rate of 7.00% per annum and is repayable in six monthly interest only payments starting May 1, 2009, followed by 60 equal monthly installments of $13,000 commencing November 1, 2009, with the final payment due on November 1, 2014.

All of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and any intellectual property) have been pledged as collateral for the promissory notes.

On April 13, 2012, the Company borrowed $10,000,000 pursuant to a senior secured promissory note (April 2012 Senior Secured Promissory Note), which bears interest at 15.00% per annum and required the Company to pay the lender non-refundable loan fees of $625,000. The April 2012 Senior Secured Promissory Note is payable in 59 monthly installments of $238,000 beginning in May 2012 with all unpaid principal and interest due in April 2017. The April 2012 Senior Secured Promissory Note is secured by a first priority security interest in substantially all of the Company’s present and future assets. The Company also issued a warrant (Series C Warrant) to the lender to purchase 191,000 shares of the Company’s Series C convertible preferred stock with an exercise price of $7.846 per share. Under its terms, the Series C Warrant would expire, unless exercised, on the earlier to occur of April 2022 or one year after the Company successfully completes a Qualified IPO, however the Series C Warrant was exercised effective upon the completion of the IPO (See Note 14). The Company estimated the fair value of the Series C Warrant using a PWERM valuation based on unobservable inputs, and, therefore, the Series C Warrant is considered to be a Level 3 liability.

The loan fees and the fair value of the Series C Warrant at the date of issuance of $625,000 and $306,000, respectively, were being recorded as a debt discount to the April 2012 Senior Secured Promissory Note and are being amortized to interest expense over the term of the arrangement.

Under the terms of the April 2012 Senior Secured Promissory Note, the Company may elect to prepay the entire outstanding principal balance upon thirty days written notice to the lender. In the event the Company decides to prepay the entire loan balance, the Company will incur a termination fee that is calculated based on the April 2012 Senior Secured Promissory Note’s outstanding principal balance as of the effective date of termination notice. The termination fee is 0% to 3% of the April 2012 Senior Secured Promissory Note’s outstanding balance as of the effective date of termination notice, depending on the timing of the termination.

Under the terms of the December 2012 Convertible Note issued in December 2012 (Note 10), the Company is required to use the proceeds from this convertible note to repay all outstanding balance of the April 2012 Senior Secured Promissory Note within 35 days of closing. The Company repaid the outstanding balance of the April 2012 Senior Secured Promissory Note in January 2013 and has classified the outstanding balance of the April 2012 Senior Secured Promissory Note as of December 31, 2012 as a current liability. The total amount of the payout was $9,451,000 which consisted of $9,139,000 in principal, $34,000 in accrued interest, and an early termination fee of $278,000. The termination fee was recorded as incremental interest expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2013.

Activity related to the April 2012 Senior Secured Promissory Note from its issuance on December 31, 2012 through June 30, 2013 consisted of the following (in thousands):

	DECEMBER 31, 2012	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	JUNE 30, 2013
Principal	$9,139	$—	$(9,139)	$—
Discount related to Series C Warrant (1)	(251)	251	—	—
Discount related to financing costs (1)	(514)	514	—	—

	$8,374	$765	$(9,139)	$—

(1)	The amortization of this account is included in interest expense in the condensed consolidated statements of operations and noncash interest expense in the condensed consolidated statements of cash flows.

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (October 2012 Junior Secured Promissory Notes) with a group of lenders. The October 2012 Junior Secured Promissory Notes have an initial term of three years and can be extended for an additional two years in one year increments. During the initial three-year term, the

October 2012 Junior Secured Promissory Notes bear interest at 12% per annum. If the term of the October 2012 Junior Secured Promissory Notes is extended an additional year, the interest rate increases to 13% during the fourth year. If the term of the October 2012 Junior Secured Promissory Notes is extended for an additional two years, the interest rate is 14% during the fifth year. Interest on the October 2012 Junior Secured Promissory Notes is payable monthly through the initial maturity date of the loan which is October 2, 2015 or through any extension period. The principal and all unpaid interest are due on the maturity date, as may be extended.

As part of the terms of the October 2012 Junior Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (Agent Fee). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Junior Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000 as of the closing date of the October 2012 Junior Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of June 30, 2013 and December 31, 2012, $469,000 and $270,000, respectively, of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Junior Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

The October 2012 Junior Secured Promissory Notes are secured by the Company’s ownership interest in MMM LLC, a security interest in the assets of the Manufacturing Plant, and all of the Company’s other assets, subject to certain permitted liens. This security interest is subordinate to the security interest held by the holders of the April 2012 Senior Secured Promissory Note as described above, which also have a security interest in MMM LLC.

The Company also issued warrants (Common Stock Warrants) to the group of lenders to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Junior Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Common Stock Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The Common Stock Warrants would be automatically exercised immediately prior to expiration on the earlier to occur of a Qualified IPO or a sale of the Company or the maturity of the October 2012 Junior Secured Promissory Notes. The October 2012 Junior Secured Promissory Notes could be prepaid six months after the initial funding date or earlier if a Qualified IPO or a sale of the Company occurs. As the predominant settlement feature of the Common Stock Warrants is to settle a fixed monetary amount in a variable number of shares, the Common Stock Warrants are accounted for under ASC 480, Distinguishing Liabilities from Equity (ASC 480). Accordingly, the Common Stock Warrants were recorded at estimated fair value on their issuance date and are adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the Common Stock Warrants at the date of issuance of $282,000 is recorded as a discount to the October 2012 Junior Secured Promissory Notes and is being amortized to interest expense over the term of the arrangement. The Company estimated the fair value of the Common Stock Warrants using a PWERM valuation based on unobservable inputs, and, therefore, the Common Stock Warrants are considered to be Level 3 liabilities.

The October 2012 Junior Secured Promissory Notes contain certain covenant requirements which include a requirement to maintain a minimum cash balance of the lesser of the April 2012 Senior Secured Promissory Note indebtedness described above or $5,000,000. As discussed above, the April 2012 Senior Secured Promissory Note was fully paid off in January 2013. The Company is also precluded from adding additional debt without lender approval unless such debt is subordinated to the October 2012 Junior Secured Promissory Notes and not more than $2,000,000. In the event of default on the October 2012 Junior Secured Promissory Notes, the lenders may declare the entire unpaid principal and interest immediately due and payable.

On April 10, 2013 (Conversion Date), the Company entered an amendment to increase by up to $5,000,000 the amount available under the terms of the loan agreement with respect to the October 2012 Junior Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of $1,250,000 of the total principal balance of the October 2012 Subordinated Convertible Note described in Note 10 (collectively, April 2013 Junior Secured Promissory Notes). The total amount borrowed under the amended loan agreement for the October 2012 Junior Secured Promissory Notes and the April 2013 Junior Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The accrued interest of $74,000 for the partially converted October 2012 Subordinated Convertible Note as of the Conversion Date shall be repaid or converted on the applicable maturity date of the October 2012 Subordinated Convertible Note.

In conjunction with the issuance of the April 2013 Junior Secured Promissory Notes, the Company issued additional warrants (Additional Common Stock Warrants) to purchase a number of shares of common stock equal to 20% of the funded principal amount of the April 2013 Junior Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Additional Common Stock Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. As the predominant settlement feature of the Additional Common Stock Warrants is to settle a fixed monetary amount in a variable number of shares, the Common Stock Warrants are accounted for under ASC 480. Accordingly, the Additional Common Stock Warrants were recorded at estimated fair value on their issuance date and are adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the Additional Common Stock Warrants at the date of issuance was estimated to be $465,000. The Company estimated the fair value of the Additional Common Stock Warrants using a PWERM valuation based on unobservable inputs, and, therefore, the Additional Common Stock Warrants are considered to be Level 3 liabilities.

The debt holder who converted $1,250,000 principal balance of the October 2012 Subordinated Convertible Note (with a fair value of $1,360,000 on the date of conversion) also loaned an additional $2,500,000 in cash as part of the April 2013 Junior Secured Promissory Notes (collectively, the $3,750,000 Notes). The Company accounted for the conversion as an extinguishment of debt in accordance with ASC 470-50, Debt Modifications and Extinguishments (ASC 470-50). The $1,360,000 fair value of the partially converted October 2012 Subordinated Convertible Note on the Conversion Date was derecognized and the fair value of the $3,750,000 Notes with the portion of the fair value of the Additional Common Stock Warrants issued to this debt holder on the date of issuance was recorded. The Company recorded the $49,000 excess of the total fair value of the $3,750,000 Notes and the related Additional Common Stock Warrants on the issuance date over total consideration received as a gain on extinguishment of debt in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013.

The following table shows the consideration received, fair values of the notes and common stock warrants issued and calculation of the gain on extinguishment of debt for the $3,750,000 Notes (in thousands):

Consideration received
Fair Value of October 2012 Subordinated Convertible Note	$1,360
Cash	2,500

Total Consideration Received (a)	$3,860
Notes and Warrants Issued
Principal Balance of Notes Issued	$3,750
Debt Discount (1)	(291)

Fair Value of Notes Issued	3,459
Fair Value of Additional Common Stock Warrants Issued	352

Total Fair Value of Notes and Warrants Issued (b)	$3,811

Gain on Extinguishment of Debt (a - b)	$49

(1)	The amortization of this account is being recorded in interest expense on the condensed consolidated statements of operations over the term of the arrangement.

The remaining fair value to the Additional Common Stock Warrants of $113,000, net of the fair value of the Additional Common Stock Warrants issued of $352,000 related to the $3,750,000 Notes discussed above, was recorded as a debt discount to the April 2013 Junior Secured Promissory Notes and is being amortized to interest expense over the term of the arrangement.

As a result of the amendment described above, the Company is also required to pay the Agent Fee, 5% of the $3,700,000 in cash received from the April 2013 Junior Secured Promissory Notes, under the same terms as the October 2012 Junior Secured Promissory Notes. In addition, the portion of the Agent Fee relating to the converted October 2012 Subordinated Convertible Note that would be due under the terms of the October 2012 Subordinated Convertible Note will be paid under the terms of the October 2012 and April 2013 Junior Secured Promissory Notes. The present value of the unpaid Agent Fee of $172,000, based on 5% of the funded principal amount of $4,250,000, as of the closing date of the April 2013 Junior Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement.

In addition, the Company incurred an additional $24,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

The amendment to the loan agreement also amended the interest provision applicable to the October 2012 and April 2013 Junior Secured Promissory Notes to allow any holder of the October 2012 and April 2013 Junior Secured Promissory Notes to request the Company to defer all interest due monthly to the applicable maturity date, and the optional prepayment provision applicable to the October 2012 and April 2013 Junior Secured Promissory Notes to allow the Company to repay the outstanding amount of the October 2012 and April 2013 Junior Secured Promissory Notes, either (i) with the written consent of the lender or the agent on such lenders’ behalf, or (ii) without such consent provided that the Company pays the interest that would have been due from the prepayment date to the initial maturity date.

Activity related to the October 2012 and April 2013 Junior Secured Promissory Notes from December 31, 2012 through June 30, 2013 consisted of the following (in thousands):

	DECEMBER 31, 2012	ADDITIONS	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	JUNE 30, 2013
Principal	$7,500	$4,950	$—	$—	$12,450
Debt discount related to issuance of common stock warrants (1)	(258)	(113)	59	—	(312)
Discount related to the $3,750,000 Notes (1)	—	(291)	29	—	(262)

	$7,242	$4,546	$88	$—	$11,876

(1)	The amortization of this account is included in interest expense on the condensed consolidated statements of operations and as noncash interest expense in the condensed consolidated statement of cash flows.

On June 14, 2013, the Company entered into a credit facility agreement (June 2013 Credit Facility) with a group of lenders that are, or that are affiliated with, existing investors in the Company. Under the June 2013 Credit Facility, the lenders have committed to permit the Company to draw an aggregate of up to $5,000,000, and, subject to the Company’s obtaining additional commitments from lenders, such amount may be increased to up to $7,000,000. The June 2013 Credit Facility expires on June 30, 2014. During the term of the June 2013 Credit Facility, the Company may request from the lenders up to four advances, with each advance equal to one quarter of each lender’s aggregate commitment amount. The Company will issue a promissory note in the principal amount of each such advance that will accrue interest at a rate of 10% per annum. The principal and all unpaid interest under the promissory notes are due on the maturity date, and the Company may not prepay the promissory notes prior to the maturity date without consent of at least a majority in interest of the aggregate principal amount of the promissory notes then outstanding under the credit facility. In connection with the June 2013 Credit Facility, the Company agreed to pay a fee of 2% of the total commitment amount to the lenders. In addition, the Company incurred an additional $8,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current other assets and are being amortized to interest expense over the term of the arrangement.

In conjunction with the June 2013 Credit Facility, the Company issued warrants (June 2013 Warrants) to purchase a number of shares of common stock equal to 10% of the total committed amount of the June 2013 Credit Facility divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such June 2013 Common Stock Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The June 2013 Common Stock Warrants expire upon the earlier of June 14, 2023 or the sale of the Company. As the predominant settlement feature of the June 2013 Warrants is to settle a fixed monetary amount in a variable number of shares, the Common Stock Warrants are accounted for under ASC 480. Accordingly, the Common Stock Warrants were recorded at estimated fair value on their issuance date and are adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the June 2013 Warrants at the date of issuance of $435,000 is recorded as a deferred financing cost as a current other asset and is being amortized to interest expense over the term of the arrangement. The Company estimated the fair value of the Common Stock Warrants using a PWERM valuation based on unobservable inputs, and, therefore, the Common Stock Warrants are considered to be Level 3 liabilities.

As of June 30, 2013, there were no amounts outstanding under the June 2013 Credit Facility and in August 2013, the Company’s Board of Directors resolved not to call for any advances under the June 2013 Credit Facility (See Note 14).

The Company is also required to comply with certain affirmative and negative covenants under the debt agreements discussed above. In the event of default on the debt, the lender(s) may declare the entire unpaid principal and interest immediately due and payable. As of June 30, 2013, the Company was in compliance with all of the affirmative and negative covenants, and there were no events of default, as defined in the agreements, related to the debt.

10. Convertible Notes Payable

Convertible notes payable consists of the following (in thousands):

	MATURITY DATE	JUNE 30, 2013	DECEMBER 31, 2012
Convertible notes (March 2012 Convertible Notes) bearing interest at 10.00% per annum issued in March and April 2012, including accrued interest at June 30, 2013 of $1,097	September 2013	$17,099	$20,204
Convertible note (October 2012 Convertible Note) bearing interest at 10.00% per annum issued in October 2012, including accrued interest at June 30, 2013 of $76	September 2013	1,892	2,314

Convertible notes payable, current portion		18,991	22,518
Convertible note (October 2012 Subordinated Convertible Note) bearing interest at 12.00% per annum issued in October 2012, including accrued interest at June 30, 2013 of $181	October 2015	1,626	2,797
Convertible note (December 2012 Convertible Note) bearing interest at 10.00% per annum issued in December 2012, including accrued interest at June 30, 2013 of $719	October 2015	18,417	16,545
Convertible note (First May 2013 Convertible Note) bearing interest at 10.00% per annum issued in May 2013, including accrued interest at June 30, 2013 of $36	May 2016	4,978	—
Convertible note (Second May 2013 Convertible Note) bearing interest at 10.00% per annum issued in May 2013, including accrued interest at June 30, 2013 of $27	May 2016	4,222	—

Total convertible notes payable		$48,234	$41,860

Convertible Notes

During March 2012 through April 2012, the Company issued and sold in a series of closings $8,076,000 of convertible notes (March 2012 Convertible Notes) to existing preferred stock holders. During October 2012, the Company issued an additional $1,000,000 convertible note (October 2012 Convertible Note) to another existing preferred stock holder.

Collectively, the March 2012 Convertible Notes and the October 2012 Convertible Note are referred to as the “March and October 2012 Convertible Notes,” and they accrue interest at 10% per annum. The principal and accrued interest then outstanding under the March and October 2012 Convertible Notes (Outstanding Balance) would mature on September 30, 2013 (Maturity Date) or earlier, at which time all such Outstanding Balance would automatically convert into a new series of preferred stock to be authorized immediately prior to the Maturity Date.

The Outstanding Balance may become due and payable prior to the Maturity Date upon an event of default. The Maturity Date may be extended by six months with the written approval of the holders of at least 80% of the Outstanding Balance, and the Company may not incur any debt senior in preference to the March and October 2012 Convertible Notes without the written consent of holders of 70% of the Outstanding Balance.

Under the terms of the note, if the Company closes an initial public offering in which the Company receives gross cash proceeds, before underwriting discounts, commissions and fees, of at least $30,000,000 (a Qualified IPO) or a sale of substantially all of the Company’s assets or a series of transactions that result in the transfer of more than 50% of the Company’s outstanding voting power (an Acquisition), the Outstanding Balance of the March 2012 Convertible Notes would be automatically converted into shares of the Company’s common stock at a rate of 70% of the per share price of the Company’s common stock sold in the Qualified IPO or the Acquisition. In the event of a Qualified IPO or Acquisition, the Outstanding Balance of the October 2012 Convertible Note would automatically converted into shares of the Company’s common stock at a rate of 80% of the per share price of the Company’s common stock sold in the Qualified IPO or the Acquisition. Upon the closing of the IPO in August 2013, the all outstanding principle and accrued interest of the March and October 2012 Convertible Notes were converted into shares of the Company’s common stock at a rate of 70% and 80% of the per share price, respectively (See Note 14).

Alternatively, the Outstanding Balance would have been automatically converted into other new securities, as follows, if prior to closing the Qualified IPO or the Acquisition, the Company had closed an equity financing for an aggregate consideration of at least $5,000,000 (a Qualified Equity Financing). If prior to closing the Qualified IPO or the Acquisition, the Company had closed a Qualified Equity Financing, the Outstanding Balance of the March 2012 Convertible Notes would have converted into the equity securities issued in the equity financing at 80% of the purchase price of such securities. In the event of a Qualified Equity Financing, the Outstanding Balance of the October 2012 Convertible Note would have converted into the equity securities issued in the equity financing at 85% of the purchase price of such securities.

On the issuance date and at each reporting date, the Company has assessed the probability of the potential conversion scenarios under the terms of the March and October 2012 Convertible Notes and has determined that the predominant settlement feature of the March and October 2012 Convertible Notes will be the conversion of the March and October 2012 Convertible Notes into shares of the Company’s common stock issuable at a 30% or 20% discount to the per share price payable in connection with the completion of the Qualified IPO or the Acquisition during the term of the arrangement. As the predominant settlement feature of the March and October 2012 Convertible Notes is to settle a fixed monetary amount in a variable number of shares, the March and October 2012 Convertible Notes fall within the scope of ASC 480. Accordingly, the March and October 2012 Convertible Notes were recorded at estimated fair value on their respective issuance dates and are adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations.

The Company estimated the fair value of the March and October 2012 Convertible Notes as of the issuance dates to be $9,343,000 and $1,772,000, respectively. As the Company received total cash proceeds of $9,076,000 through the issuance of the March and October 2012 Convertible Notes, the Company determined that $2,039,000 of the excess of the estimated fair value of the March and October 2012 Convertible Notes on the issuance dates over cash proceeds to the Company represents a deemed dividend to preferred stockholders, and this amount was reflected in the net loss attributable to common stockholders for the year ended December 31, 2012 in the Company’s consolidated statements of operations.

As of December 31, 2012 and June 30, 2013, the estimated fair value of the March and October 2012 Convertible Notes was $22,518,000 and $18,991,000, respectively. Due to changes in the probability and timing of the completion of, and estimated proceeds from, a Qualified IPO or an Acquisition between the dates of issuance and December 31, 2012 and between December 31, 2012 and June 30, 2013, the estimated fair value of the March and October 2012 Convertible Notes increased by $10,721,000 and decreased by $4,017,000 during these periods respectively, which was recognized as additional expense and income, respectively, in the change in estimated fair value of financial instruments for the year ended December 31, 2012 and the six months ended June 30, 2013 in the Company’s condensed consolidated statements of operations.

As discussed above, the Company is not required to pay interest on the March and October 2012 Convertible Notes, but interest accrues as part of the principal balance under the March and October 2012 Convertible Notes and would be convertible, along with the initial principal, into a new series of preferred stock at the Maturity Date or common stock if earlier converted in connection with a Qualified IPO.

October 2012 Subordinated Convertible Note

On October 16, 2012, the Company borrowed $2,500,000 pursuant to a convertible note (October 2012 Subordinated Convertible Note) from a lender. The October 2012 Subordinated Convertible Note has an initial term of three years and can be extended for an additional two years in one-year increments. During the initial three-year term, the October 2012 Subordinated Convertible Note bears interest at 12% per annum. If the term of the October 2012 Subordinated Convertible Note is extended an additional year, the interest rate increases to 13% during the fourth year. If the term of the October 2012 Subordinated Convertible Note is extended for an additional two years, the interest rate is 14% during the fifth year. The accrued interest and principal on the October 2012 Subordinated Convertible Note is payable at maturity.

In April 2013, the Company entered an amendment to convert $1,250,000 of the outstanding principal balance of the October 2012 Subordinated Convertible Note to the April 2013 Junior Secured Promissory Notes, as defined and further discussed in Note 9. The accrued interest of $74,000 for the partially converted October 2012 Subordinated Convertible Note as of the Conversion Date shall be repaid or converted on the applicable maturity date of the October 2012 Subordinated Convertible Note. The Company accounted for the exchange as an extinguishment of debt in accordance with ASC 470-50 and derecognized the $1,360,000 fair value of the October 2012 Subordinated Convertible Note and recorded a $49,000 gain on extinguishment of debt which was reflected in the Company’s condensed consolidated statements of operations. In addition, the portion of the Agent Fee relating to the converted October 2012 Subordinated Convertible Note that would be due under the terms of the October 2012 Subordinated Convertible Note will be paid under the terms of the October 2012 and April 2013 Junior Secured Promissory Notes. The amount of the unamortized converted Agent Fee on the date of conversion recorded under non-current other liabilities of $48,000 and the amount recorded as a component of current and non-current other assets of $39,000 was written off and recorded as an adjustment to interest expense (See Note 9).

As part of the terms of the October 2012 Subordinated Convertible Note, the Company is required to pay the Agent Fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the lender and who also facilitated the October 2012 Junior Secured Promissory Notes discussed in Note 9 above. This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Subordinated Convertible Note beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $87,000 as of the closing date of the October 2012 Subordinated Convertible Note was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of June 30, 2013 and December 31, 2012, $48,000 and $89,000, respectively, of the Agent Fee, including the effect of the amendment of the October 2012 Subordinated Convertible Note discussed above, was recorded in non-current other liabilities. In addition, the Company incurred an additional $22,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

The October 2012 Subordinated Convertible Note is secured by certain assets of the Company, subject to certain permitted liens. This security interest is subordinate to the security interest held by the holders of the April 2012 Senior Secured Promissory Note and the October 2012 Junior Secured Promissory Note, both described in Note 9.

Under the terms of the note, if the Company closed a Qualified IPO or an Acquisition, the October 2012 Subordinated Convertible Note and any accrued interest would be automatically converted into shares of the Company’s common stock at a rate of 85% of the purchase price of common stock sold, provided the closing occurred on or prior to eighteen months from the issuance date of the October 2012 Subordinated Convertible Note. The conversion rate would be adjusted to 80% of the purchase price of such securities, if the closing occurred on or after eighteen months from the issuance date of the October 2012 Subordinated Convertible Note through the date of maturity. Upon the closing of the IPO in August 2013, the all outstanding principle and accrued interest of the October 2012 Subordinated Convertible Note were converted into shares of the Company’s common stock at a rate of 85% of the per share price (See Note 14).

On the issuance date and at each reporting date, the Company has assessed the probability of potential conversion under its terms of the October 2012 Subordinated Convertible Note and has determined that the predominate settlement feature of the October 2012 Subordinated Convertible Note will be the conversion of the October 2012 Subordinated Convertible Note into shares of the Company’s common stock issuable at a 15% or 20% discount to the per share price payable upon the completion of a Qualified IPO, an Acquisition, or Qualified Equity Financing. As the predominant settlement feature of the October 2012 Subordinated Convertible Note is to settle a fixed monetary amount in a variable number of shares, the October 2012 Subordinated Convertible Note falls within the scope of ASC 480. Accordingly, the October 2012 Subordinated Convertible Note was recorded at estimated fair value on its issuance date and is adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations.

The Company estimated the fair value of the October 2012 Subordinated Convertible Note as of the issuance date to be $2,662,000. As the Company received cash proceeds of $2,500,000 through the issuance of the October 2012 Subordinated Convertible Note, $162,000 of the excess of the estimated fair value of the October 2012 Subordinated Convertible Note on the issuance date over cash proceeds was recorded as additional interest expense for the year ended December 31, 2012 in the Company’s condensed consolidated statements of operations.

As of December 31, 2012, the principal balance and the estimated fair value of the October 2012 Subordinated Convertible Note was $2,500,000 and $2,797,000, respectively. As of June 30, 2013, the principal balance and the estimated fair value of the October 2012 Subordinated Convertible Note was $1,250,000 and $1,626,000, respectively. Due to changes in the probability and timing of the completion of, and estimated proceeds from, a Qualified IPO or an Acquisition between the date of issuance and December 31, 2012 and between December 31, 2012 and June 30, 2013, the estimated fair value of the October 2012 Subordinated Convertible Note increased by $70,000 and $72,000 during these periods, respectively, which was recognized as additional expense in the change in estimated fair value of financial instruments for the year ended December 31, 2012 and the six months ended June 30, 2013 in the Company’s condensed consolidated statements of operations.

December 2012 Convertible Note

On December 6, 2012, the Company borrowed $12,500,000 pursuant to a convertible note (December 2012 Convertible Note) from an existing preferred stock holder that also is an affiliate of one of the Company’s distributors. The December 2012 Convertible Note has an initial maturity date of October 16, 2015 and can be extended for an additional two years in one year increments. During the initial approximately three-year (two-year and ten-month) term, the December 2012 Convertible Note bears interest at 10% per annum. If the term of the December 2012 Convertible Note is extended an additional year, the interest rate increases to 12% during the fourth year. If the term of the December 2012 Convertible Note is extended for an additional two years, the interest rate is 14% during the fifth year. The maturity date of the December 2012 Convertible Note shall be contemporaneously extended with the October 2012 Subordinated Convertible Note described above. The accrued interest and principal on the December 2012 Convertible Note is payable at maturity.

Under the terms of the note, the December 2012 Convertible Note may not be pre-paid unless such prepayment is mandated by a sale event. A sale event as defined in the agreement is the transfer of substantially all of the Company’s assets, a transaction or series of transactions that result in the transfer of more than 50% voting power of the Company, or transactions that result in gross proceeds of at least $120,000,000 (Sale Event). In the case of a Sale Event, the holder could have elected to either convert all outstanding principal and accrued interest into shares of common stock in accordance with the conversion terms of this agreement or receive cash equal to the principal and accrued interest then outstanding multiplied by 133.33% if the Sale Event occurred prior to or as of June 30, 2013 or multiplied by 142.86% if the Sale Event occurred after June 30, 2013.

A Qualified Financing means an equity financing for which the gross proceeds are at least $20,000,000 and at least 50% of the amount invested comes from sources other than holders of the Company’s equity, strategic investors, or affiliates (Qualified Financing). In the event of a Qualified Financing, all outstanding principal and unpaid interest on the December 2012 Convertible Note would be automatically converted into new securities issued and sold in such qualified financing at a rate of 75% of the purchase price of such new securities provided the closing occurred on or prior to June 30, 2013. The conversion rate would be adjusted to 70% of the purchase price of such new securities, if the closing occurred after June 30, 2013. Upon the closing of the IPO in August 2013, the all outstanding principle and accrued interest of the December 2012 Convertible Note were converted into shares of the Company’s common stock at a rate of 70% of the per share price (See Note 14).

In the event of a non-qualified financing (Non-Qualified Financing) or the Sale Event, the holder of the December 2012 Convertible Note would have the right, but not the obligation, to convert all or a part of the outstanding principal and unpaid interest on the December 2012 Convertible Note into the same type of securities issued in the Non-Qualified Financing. A Non-Qualified Financing represents either a convertible note financing or an equity transaction that does not qualify as a Qualified Financing.

If the Non-Qualified Financing related to an equity financing or Sale Event, the number of shares of common stock or common stock equivalents to be received by the holder of the December 2012 Convertible Note would be calculated by dividing the principal and unpaid accrued interest elected to be converted by the holder by a price per share equal to the price per share paid in the Non-Qualified Financing multiplied by a conversion discount.

If the Non-Qualified Financing related to a debt financing, the December 2012 Convertible Note holder would have received new convertible notes convertible into the shares of common stock or common stock equivalents at a per share price equal to the conversion price per share applicable to the other convertible debt issued in the Non-Qualified Financing multiplied by a conversion discount. In each case, if the Non-Qualified Financing occurred on or before June 30, 2013, the conversion rate would be equal to 75%, and thereafter the conversion rate would be equal to 70%.

On the issuance date and at each reporting date, the Company has assessed the probability of the potential conversion scenarios under the terms of the December 2012 Convertible Note and has determined that the predominant settlement feature of the December 2012 Convertible Note will be the conversion of the December 2012 Convertible Note into shares of the Company’s common stock issuable at a 25% or 30% discount to the per share price payable in connection with the completion of a Qualified Financing or a Sale Event during the term of the arrangement. As the predominant settlement feature of the December 2012 Convertible Note is to settle a fixed monetary amount in a variable number of shares, the December 2012 Convertible Note falls within the scope of ASC 480. Accordingly, the Company determined that the December 2012 Convertible Note should be recorded at estimated fair value on its issuance date and adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations.

Following the issuance of the December 2012 Convertible Note, the Company estimated the fair value of the December 2012 Convertible Note as of the issuance date using a PWERM valuation consisting of six scenarios. This valuation included three initial public offering scenarios, two merger scenarios and a sale of the Company’s intellectual property along with the applicable conversion ratios based on the estimated timing of each scenario. Based on this valuation, the Company estimated the fair value of the December 2012 Convertible Note to be $16,355,000 as of the issuance date. As the holder of the December 2012 Convertible Note was an affiliate of one of the Company’s distributors at the date of issuance, the $3,855,000 excess of the estimated fair value of the December 2012 Convertible Note on the date of issuance over gross cash proceeds has been recorded as a reduction of revenue to the extent of revenue recognized from the distributor, $245,000 ($110,000 from license revenue and $135,000 from product revenues), and the remaining excess of $3,610,000 has been recorded separately to an operating expense in accordance with ASC 605-50, Customer Payments and Incentives, in the Company’s condensed consolidated statements of operations for the year ended December 31, 2012.

As of December 31, 2012 and June 30, 2013, the estimated fair value of the December 2012 Convertible Note was $16,545,000 and $18,417,000, respectively. Due to changes in the probability and timing of, and estimated proceeds from, the completion of a Qualified IPO or an Acquisition between the dates of issuance and December 31, 2012 and between December 31, 2012 and June 30, 2013, the estimated fair value of the December 2012 Convertible Note increased by $100,000 and $1,243,000 during these periods, respectively, which was recognized as additional expense in the change in estimated fair value of financial instruments for the year ended December 31, 2012 and six months ended June 30, 2013 in the Company’s condensed consolidated statements of operations.

The December 2012 Convertible Note purchase agreement also required the Company to use the proceeds from this note to repay all outstanding obligations under the April 2012 Senior Secured Promissory Note within 35 days of closing as discussed in Note 9.

In addition to the repayment requirement under the terms of the December 2012 Convertible Note discussed above, the Company is also required to comply with certain other affirmative and negative covenants under the convertible debt agreements discussed above. In the event of default on the convertible debt, the lender may declare the entire unpaid principal and interest immediately due and payable. As of June 30, 2013, the Company was in compliance with all of such affirmative and negative covenants, and there were no events of default as defined in the December 2012 Convertible Note agreement.

First and Second May 2013 Convertible Notes

On May 22, 2013, the Company completed the sale of convertible notes under a convertible note purchase agreement in the amount of $3,529,000 in a private placement to 22 investors (First May 2013 Convertible Notes). The First May 2013 Convertible Notes accrue interest at a rate of 10% per annum and mature on May 22, 2016, unless extended in one year increments for a period of no more than two years. In the event the maturity date is extended, the interest rate increases from 10% to 12% in the first year of the extension to May 22, 2017, and if extended for an additional year thereafter, the interest rate increases to 14% in the second year of the extension to May 22, 2018. In addition, if there is an event of default, which may occur as a result of, among other things, an uncured default under the terms of another debt instrument in an aggregate principal amount in excess of $100,000, the then-applicable interest rate shall be increased by 4%. The First May 2013 Convertible Notes may be pre-paid at any time without penalty.

In addition, on May 28, 2013, the Company completed the sale of a convertible note under a separate convertible note purchase agreement in the amount of $3,000,000 in a private placement (Second May 2013 Convertible Note). The Second May 2013 Convertible Note accrues interest at a rate of 10% per annum and matures on May 30, 2016, unless extended in one year increments for a period of no more than two years. In the event the maturity date is extended, the interest rate increases from 10% to 12% in the first year of the extension to May 30, 2017, and if extended for an additional year thereafter, the interest rate increases to 14% in the second year of the extension to May 30, 2018. In addition, if there is an event of default, which may occur as a result of, among other things, an uncured default under the terms of another debt instrument in an aggregate principal amount in excess of $100,000, the then-applicable interest rate shall be increased by 4%. The Second May 2013 Convertible Note may not be pre-paid in whole or in part prior to the maturity date unless in accordance with the Sale Event, as defined in Note 9 above.

Under the terms of the notes, no payments are due under the First and Second May 2013 Convertible Notes until maturity. In an event of a Qualified Financing, all outstanding principal and accrued interest due under the First and Second May 2013 Convertible Notes would be automatically converted into the number of shares of the Company’s common stock determined by dividing such unpaid amounts by 70% of the per share price of the Company’s common stock sold in such qualified financing. Upon the closing of the IPO in August 2013, all outstanding principle and accrued interest of the First and Second May 2013 Convertible Notes were converted into shares of the Company’s common stock at a rate of 70% of the per share price (See Note 14).

Alternatively, in the earlier event of a Non-Qualified Financing of equity or debt securities the First and Second May 2013 Convertible Notes may have been converted, at the option of the holder, into the same type of securities issued in such financing, and in the earlier the Sale Event, the First and Second May 2013 Convertible Notes may have been either, at the option of the holder, repaid the principal and accrued interest then outstanding multiplied by 142.86% or converted at a discount into shares of the Company’s common stock.

If the Qualified Financing, Non-Qualified Financing, or Sale Event had not occurred from the date of issuance of the convertible note through January 14, 2014, the holder of the Second May 2013 Convertible Note may have elected to convert all outstanding principal and accrued interest into a number of shares of common stock determined by dividing this amount by the greater of (i) the per share price into which the Outstanding Balance under the Second May Convertible Note would be converted at their maturity in the event a Qualified Financing had not occurred as of September 30, 2013, or (ii) the purchase price paid per share for the most recent Non-Qualified Financing that occurred prior to a Sale Event, provided such Non-Qualified Financing was at least $2,000,000 and at least 50% of the proceeds of such Non-Qualified Financing were from persons or entities who were not common shareholders, or common share equivalents or affiliates of the Company.

Under the terms of the convertible note purchase agreements entered into in connection with the issuance of the First and Second May 2013 Convertible Notes, the Company has agreed to certain covenants, including certain restrictions on the incurrence of additional indebtedness, payment of distributions on the Company’s capital stock and entry into certain transactions with affiliates. The First and Second May 2013 Convertible Notes are unsecured.

On the issuance date and at each reporting date, the Company has assessed the probability of potential conversion under its terms of the First and Second May 2013 Convertible Notes and have determined that the predominate settlement feature of the First and Second May 2013 Convertible Notes will be the conversion of the First and Second May 2013 Convertible Notes into shares of the Company’s common stock issuable at a 30% discount to the per share price payable upon the completion of a Qualified IPO, an Acquisition, or Qualified Equity Financing. As the predominant settlement feature of the First and Second May 2013 Convertible Notes are to settle a fixed monetary amount in a variable number of shares, the First and Second May 2013 Convertible Notes fall within the scope of ASC 480. Accordingly, the First and

Second May 2013 Convertible Notes were recorded at estimated fair value on their issuance dates and are adjusted to estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations.

The Company estimated the fair value of the First May 2013 Convertible Notes as of the issuance date to be $4,907,000. As the Company received cash proceeds of $3,529,000 through the issuance of the First Convertible Note, the Company determined that $1,378,000 of the excess of the estimated fair value of the First May 2013 Convertible Note on the issuance date over cash proceeds to the Company represents a deemed dividend to preferred stockholders, and this amount was reflected in the net loss attributable to common stockholders for the three and six months ended June 30, 2013 in the Company’s condensed consolidated statements of operations.

As of June 30, 2013, the estimated fair value of the First May 2013 Convertible Note was $4,978,000. Due to changes in interest rates used to estimate the discount rate between the date of issuance and June 30, 2013, the estimated fair value of the First May 2013 Convertible Note increased by $35,000 during this period, which was recognized as additional expense in the change in estimated fair value of financial instruments for the three and six months ended June 30, 2013 in the Company’s condensed consolidated statements of operations.

The Company estimated the fair value of the Second May 2013 Convertible Note as of the issuance date to be $4,162,000. As the Company received cash proceeds of $3,000,000 through the issuance of the Second May 2013 Convertible Note, $1,162,000 of the excess of the estimated fair value of the Second May 2013 Convertible Note on the issuance date over cash proceeds to the Company was recorded as additional interest expense for the three and six months ended June 2013 in the Company’s condensed consolidated statements of operations.

As of June 30, 2013, the estimated fair value of the Second May 2013 Convertible Note was $4,222,000. Due to changes in interest rates used to estimate the discount rate between the date of issuance and June 30, 2013, the estimated fair value of the Second May 2013 Convertible Note increased by $33,000 during this period, which was recognized as additional expense in the change in estimated fair value of financial instruments for the three and six months ended June 30, 2013 in the Company’s condensed consolidated statements of operations.

11. Stock Option Plans

As of June 30, 2013, there were 2,062,000 options outstanding and 332,000 options available for grant under the outstanding option plans.

The Company recognized $340,000 and $88,000 in compensation for the three months ended June 30, 2013 and 2012, respectively. The Company recognized $588,000 and $381,000 in compensation for the six months ended June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2013, the Company granted 152,000 and 201,000 options, respectively, at a weighted-average exercise price of $12.08 and $11.99 per share, respectively.

12. Commitments and Contingencies

Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. As of June 30, 2013, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations or cash flows.

13. Reverse Stock Split

On August 1, 2013, the Company amended and restated its certificate of incorporation to effect the conversion of its outstanding convertible preferred stock into common stock on a 1-for-1 basis followed immediately by a reverse split of shares of its common stock (including the common stock issued upon conversion of the convertible preferred stock) at a 1-for-3.138458 ratio (the “Reverse Stock Split”). The amendment also increased the number of shares of common stock authorized for issuance to 250,000,000 shares. The par value of the common stock was not adjusted as a result of the Reverse Stock Split.

All issued and outstanding common stock, preferred stock, and warrants for common stock or preferred stock, and the related per share amounts contained in the condensed consolidated financial statements, have been retroactively adjusted to give effect to this Reverse Stock Split for all periods presented.

14. Subsequent Events

In August 2013, the Company closed its initial public offering of 5,462,500 shares of its common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to the Company were $65,550,000 and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $56,000,000. In connection with the IPO:

•	all outstanding shares of convertible preferred stock were converted into 8,514,000 shares of common stock, including 10,000 shares issued upon the cash exercise of Series B convertible preferred stock warrants,

•	all outstanding principal and accrued interest of the convertible notes were converted into 3,741,000 shares of common stock,

•	47,000 shares of common stock were issued upon the net exercise of common stock warrants,

•	2,000 shares of common stock were issued upon the cash exercise of common stock warrants, and

•	the Series A and Series C convertible preferred stock warrants were net exercised into 71,000 shares of common stock.

After the closing of the IPO, the Company had 19,133,000 shares of common stock and 151,000 warrants to purchase common stock outstanding and there were no shares of convertible preferred stock, preferred stock warrants or balances related to convertible notes outstanding.

In August 2013, the Company’s Board of Directors resolved not to call for any advances under the June 2013 Credit Facility.

On September 9, 2013, the Company entered into a lease agreement for a new 28,700 square foot office and laboratory facility located in Davis, California. The initial term of the lease is for a period of 60 months commencing on the later of the date of substantial completion of initial improvements to the leased property, or May 1, 2014. The monthly base rent is $46,000 for the first 12 months with a 3% increase each year thereafter. The Company will have the option to extend the lease term twice for a period of five years each.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2012, and with management’s discussion and analysis of our financial condition and results of operations included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on August 2, 2013.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” and similar words and phrases, including the negative of these terms or other similar expressions, that denote future events. The statements we make regarding the following subject matters are forward-looking by their nature:

•	our plans to target our existing products for new markets and for new uses and applications;

•	our plans with respect to growth in sales of new product lines, including Grandevo and Zequanox;

•	our ability and plans to screen, source, in-license develop, register and commercialize additional new product candidates and bring new products to market across multiple categories faster and at a lower cost than other developers of pest management products, and in particular products that are allowed for use by organic farmers;

•	our expectations regarding registering new products and new formulations and expanded use labels for existing products, including submitting new products to the EPA;

•	our belief that challenges facing the use of conventional chemical pesticides will continue to grow;

•	our beliefs regarding the growth of markets for, and unmet demand for, biopesticides, and in particular, our beliefs that the current trends will continue and that Zequanox presents a unique opportunity for generating long term revenue;

•	our beliefs regarding market adoption for our products;

•	our intention to maintain existing and develop new, supply, sales and distribution channels and extend market access;

•	our anticipation that we will receive future payments under our strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events;

•	our plans regarding repurposing and expanding capacity at our manufacturing facility;

•	our plans to collaborate with chemical manufacturers to develop products that combine our bio-based pest management solutions with their technologies;

•	our plans to grow our business and expand operations, including plans to hire additional qualified personnel and expectations that we will generate a significant portion of our revenues from international sales of our products and that our revenues stream will be increasingly diversified;

•	our intention to continue to devote significant resources toward our proprietary technology and research and development and the potential for pursuing acquisition and collaboration opportunities to gain access to third-party products and technologies;

•	our expectations that sales will be seasonal and the impact of continued drought conditions;

•	our ability to protect our intellectual property in the United States and abroad;

•	our expectations regarding market risk, including interest rate changes, foreign currency fluctuations and commodity price changes;

•	our belief in the sufficiency of our cash flows to meet our needs for 24 months; and

•	our future financial and operating results.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied in any forward-looking statements included in this Form 10-Q.

Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including, but not limited to those discussed below and the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We make bio-based pest management and plant health products. Bio-based products are comprised of naturally occurring microorganisms such as bacteria and fungi, and plant extracts. We target the major markets that use conventional chemical pesticides, including agricultural and water markets, where our bio-based products are used as substitutes for, or in conjunction with, conventional chemical pesticides. We also target new markets for which there are no available conventional chemical pesticides, the use of conventional chemical pesticides may not be desirable or permissible because of health and environmental concerns or the development of pest resistance has reduced the efficacy of conventional chemical pesticides. Our current portfolio of EPA-approved and registered “biopesticide” products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products.

Our goal is to provide growers with solutions to a broad range of pest management needs by adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging relationships with existing distributors and growers’ positive experiences with existing product lines, and educating growers with on-farm product demonstrations and controlled product launches with key target customers and other early adopters. We believe this approach enables us to stay ahead of our competition in providing innovative pest management solutions, enhances our sales process at the distributor level and helps us to capture additional value from our products.

The agricultural industry is increasingly dependent on effective and sustainable pest management practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, our research has shown that the global market for biopesticides is growing substantially faster than the overall market for pesticides. This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting natural pest management products into integrated pest management (IPM) programs. We believe that our competitive strengths, including our commercially available products, robust pipeline of novel product candidates, proprietary technology and product development process, commercial relationships and industry experience, position us for rapid growth by providing solutions for these global trends.

We currently offer three product lines for commercial sale: Regalia, an initial formulation of which we began selling in the fourth quarter of 2008, Grandevo, an initial formulation of which we began selling in the fourth quarter of 2011, and Zequanox, an initial formulation of which we began selling in the second half of 2012. We have one product candidate,

Opportune, an herbicide (for weed control), which received EPA approval in April 2012, that we are in the process of developing for commercial application. In addition, we submitted Venerate, an insecticide (for insect and mite control), and MBI-011, another herbicide to the EPA for registration. A large portion of our sales are currently attributable to conventional growers who use our natural pest management products either to replace conventional chemical pesticides or enhance the efficacy of their IPM programs. In addition, a portion of our sales are attributable to organic farmers, who cannot use conventional pesticides and have few alternatives for pest management. We intend to continue to develop and commercialize natural pest management and plant health products that are allowed for use by organic farmers.

We sell our crop protection products to leading agrichemical distributors while also working directly with growers to increase existing and generate new product demand. To date, we have marketed our bio-based pest management and plant health products for agricultural applications to U.S. growers, through distributors and our own sales force, and we have focused primarily on high value specialty crops such as grapes, citrus, tomatoes, leafy greens and ornamental plants. As we continue to demonstrate the efficacy of our bio-based pest management and plant health products on new crops or for new applications, we may either continue to sell our product through our in-house sales force or collaborate with third parties for distribution to select markets. For example, we anticipate that there may be a significant opportunity for selling Regalia as a yield enhancer for large-acre row crop markets such as corn, cotton and soybeans, and we have engaged third-party distributors for these sales.

We have historically sold the significant majority of our products in the United States, although we have strategically launched Regalia in select international markets. For example, we launched Regalia in the United Kingdom in 2009, Turkey in 2010, Mexico in 2011 and Canada in 2012. We are continuing to form strategic collaborations with major agrichemical companies such as FMC (for markets in Latin America) and Syngenta (for markets in Africa, Europe and the Middle East) to accelerate our entry into certain international markets where these distributors are already selling Regalia, as well as in Asia Pacific markets. In addition to engaging these large-scale international distributors, we intend to form new strategic collaborations with other market-leading companies in our target markets and regions to expand the supply of our products globally, particularly in markets for which our products fall under exemptions from registration. In the longer term, when we launch Grandevo and other products internationally, we expect to generate a significant portion of our revenues from international sales of our products.

We currently market our water treatment product, Zequanox, through our sales and technical workforce to hydroelectric power generation companies, combustion power generation companies and industrial facilities at various geographical sites. We are also in discussions with several potential leaders in water treatment technology and applications regarding potential arrangements to sell Zequanox in the United States and international markets to supplement the efforts of our sales force. We intend to enter into distribution arrangements with third parties to market Zequanox internationally. We may enter into similar arrangements for distribution of Zequanox for use in certain applications such as treatment of lakes, aqueducts and drinking water facilities in the United States. We believe that Zequanox presents a unique opportunity for generating long-term revenue, as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation.

Our biopesticide products cannot be sold in the United States except under an EPA-approved use label. As such, we launch early formulations of our products to targeted customers under EPA-approved use labels, which list a limited number of crops and applications, to gather field data, gain product knowledge and get feedback to our research and development team while the EPA reviews new product formulations and expanded use labels for already approved formulations covering additional crops and applications. Based on these initial product launches, sales and demonstrations in additional regions and other tests and trials, we continue to enhance our products and submit product formulations and expanded use labels to the EPA and other regulatory agencies. For example, we began sales of Regalia SC, an earlier formulation of Regalia, in the Florida fresh tomatoes market in 2008, while a more effective formulation of Regalia with an expanded use label, including listing for use in organic farming, was under review by the EPA. When approved, we launched this new formulation into the Southeast United States in 2009 and nationally in 2010. In 2011, we received EPA approval of a newly expanded Regalia label covering hundreds of crops and various new uses for applications to soil and through irrigation systems. Likewise, in May 2013, we received approval for an improved Grandevo label, and have submitted the revised label for individual U.S. state approval.

Our total revenues were $7.2 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively, and $4.5 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively, and have risen as growers have increasingly adopted our products. We generate our revenues primarily from product sales, which historically were principally attributable to sales of Regalia and are now increasingly attributable to Grandevo. Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively and $0.1 million for each of the three months ended June 30, 2013 and 2012.

We currently sell our crop protection products through the same leading agricultural distributors used by the major agrichemical companies. For the three months and six months ended June 30, 2013, one of these distributors accounted for 60% and 43% of our total revenues, respectively. For the three months ended June 30, 2012, two of these distributors represented total of 65% of our total revenues and for the six months ending June 30, 2012 four of these distributors accounted for 73% of our total revenues.

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenues stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $5.2 million and $1.5 million in the six months ended June 30, 2013 and 2012, respectively and $3.4 million and $0.7 million in the three months ended June 30, 2013 and 2012, respectively. Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third-party services related to procuring, processing, formulating, packaging and shipping our products. We expect our cost of product revenues to increase as we expand sales of Regalia, Grandevo and Zequanox.

Our research and development expenses have historically comprised a significant portion of our operating expenses, amounting to $7.2 million and $5.1 million in the six months ended June 30, 2013 and 2012, respectively and $3.9 million and $2.4 million in the three months ended June 30, 2013 and 2012, respectively. We intend to continue to devote significant resources toward our proprietary technology and adding to our pipeline of natural pest management and plant health products using our proprietary discovery process, sourcing and commercialization expertise and rapid and efficient development process.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $6.0 million and $4.5 million in the six months ended June 30, 2013 and 2012, respectively and $3.1 million and $2.2 million in the three months ended June 30, 2013 and 2012, respectively. We expect that in the future, our selling, general and administrative expenses will increase due to our expanded product portfolio and due to additional costs incurred relating to being a public company.

Historically, we have funded our operations from the issuance of shares of common stock, preferred stock, warrants and convertible notes, the issuance of debt and entry into financing arrangements, product sales, payments under strategic collaboration and distribution agreements and government grants, but we have experienced significant losses as we invested heavily in research and development. We expect to incur additional losses related to our investment in the continued development, expansion and marketing of our product portfolio.

In August 2013, the Company closed its initial public offering of 5,462,500 shares of its common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares) (the “IPO”). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to the Company were $65.6 million and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $56.0 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock and convertible notes automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised into shares of common stock.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, costs, and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, inventory valuation stock-based compensation, and financial instruments with characteristics of both liabilities and equity have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission on August 2, 2013 (our “Prospectus”).

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated from sales to distributors and from sales of our products to direct customers, net of rebates and cash discounts. Our product revenues historically were primarily derived from sales of Regalia, but now are increasingly attributable to Grandevo. We elected to discontinue marketing GreenMatch, our first product, an organic herbicide in 2011 to focus on more attractive opportunities and products. We sold our remaining inventory of GreenMatch to a limited number of existing customers and terminated such sales upon the exhaustion of product inventory in July 2012. Product revenues in the United States constituted 92% and 81% of our total revenues during the six months ended June 30, 2013 and 2012, respectively and 94% and 74% during the three months ended June 30, 2013 and 2012, respectively. Product revenues constituted 98% and 96% of our total revenues during the six months ended June 30, 2013 and 2012, respectively and 98% and 94% of our total revenues during the three months ended June 30, 2013 and 2012, respectively.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the six months ended June 30, 2013 and 2012, license revenues constituted 2%, and 4% of total revenues, respectively. For the three months ended June 30, 2013 and 2012, license revenues constituted 2% and 6% of total revenues, respectively. As of June 30, 2013, we had received an aggregate of $2.4 million in payments under these agreements, and there were up to $4.9 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Cost of Product Revenues and Gross Profit

Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third-party services related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also may include charges due to inventory adjustments. Gross profit is the difference between total revenues and the cost of product revenues. Gross margin is the gross profit as expressed as a percentage of total revenues.

We have entered into in-license technology agreements with respect to the use and commercialization of our three commercially available product lines, including Regalia, Grandevo and Zequanox, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. In addition, costs associated with license revenues have been included in cost of product revenues, as they have not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The in-licensed patents for Regalia and Zequanox will expire in 2017 and the in-licensed currently issued U.S. patent for Grandevo is expected to expire in 2024. There is, however, a pending in-licensed patent application relating to Grandevo which could expire later than 2024. After the termination of these provisions, we may continue to produce and sell these products. Additionally, as of June 30, 2013, we have 7 issued U.S. patents and 11 issued foreign patents (of which 5 U.S. patents and 10 foreign patents were in-licensed), 30 pending U.S. provisional and non-provisional patent applications (of which 2 were in-licensed), and over 200 pending foreign patent applications (of which 6 were in-licensed) relating to microorganisms and natural product compounds, uses and related technologies associated with our commercially available product lines and other products under development. Our patents relating to Regalia,

Grandevo, and Zequanox expire between 2017 and 2024. In addition, we have 12 U.S. patent applications that we filed relating to Regalia, Zequanox and Grandevo, which could expire in 2030 or later. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products because gross margins are expected be increased over time as production processes improve and gain efficiencies and we increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary from time to time as we introduce new products. In particular, we are experiencing and expect further near-term declines in overall gross margins as we expand sales of Grandevo and Zequanox and if we introduce Opportune, our EPA-approved bioherbicide. Gross profit has been and will continue to be affected by a variety of factors, including product manufacturing yields, changes in product production processes, new product introductions, product mix and average selling prices.

To date, we have relied on third parties for the production of our products. This production arrangement has allowed us to achieve attractive gross margins for Regalia, a plant extract-based product. However, we believe reliance on third parties have resulted in lower gross margins for Grandevo, a fermentation-based product. Accordingly, in July 2012, we acquired a manufacturing facility, which we are repurposing for manufacturing operations, and we plan to further expand capacity at this facility using a portion of the proceeds from the IPO.

Research and Development

Research and development expenses principally consist of personnel costs, including wages, benefits and share-based compensation, related to our research and development staff in support of product discovery and development activities. Research and development expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. We have received grants and funding for our research from federal governmental entities. We recognize amounts under these grants as an offset to our overall research and development expenses as services under the grant are performed. These grant offsets totaled less than $0.1 million for the six months ended June 30, 2012. There were no grants for the six months ended June 30, 2013 and there were no grants for either of the three months ended June 30, 2013 and 2012.

We expect to increase our investments in research and development by hiring additional research and development staff, increasing the number of third-party field trials and toxicology tests for developing additional products and expanding uses for existing products. As a result, we expect that our research and development expenses will increase in absolute dollars for the foreseeable future. As our sales increase, we expect our research and development expenses to decrease as a percentage of total revenues, although, we could experience quarterly fluctuations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including wages, benefits and share-based compensation, related to our executive, sales, marketing, finance and human resources personnel, as well as professional fees, including legal and accounting fees, and other selling costs incurred related to business development and to building product and brand awareness. We create brand awareness through programs such as speaking at industry events, trade show displays and hosting local-level grower and distributor meetings. In addition, we dedicate significant resources to technical marketing literature, targeted advertising in print and online media, webinars and radio advertising. Costs related to these activities, including travel, are included in selling expenses. Our administrative expenses have increased in recent periods in preparation for becoming a public company.

We expect our selling expenses to increase in the near term, both in absolute dollars and as a percent of total revenues, particularly as we market and sell new products or product formulations to the marketplace. In the long term, we expect our selling, general and administrative expenses to decline as a percent of total revenues. We expect our overall selling, general and administrative expenses to increase in absolute dollars in order to drive product sales, and we will incur significant additional expenses associated with operating as a public company. Such increases may include increased insurance premiums, investor relations expenses, legal and accounting fees associated with the expansion of our business and corporate governance, financial reporting expenses, expenses related to Sarbanes-Oxley and other regulatory compliance obligations. We expect to hire additional personnel, particularly in the area of general and administrative activities to support the growth of the business.

Interest Expense

We recognize interest expense on notes payable, convertible notes and other debt obligations. During 2012, we entered into a $0.5 million term loan and issued $24.1 million in convertible notes and $17.5 million in promissory notes, including a $10 million promissory note paid off prior to its maturity date. During the six months ended June 30, 2013, we issued $6.5 million in convertible notes and $4.95 million in promissory notes, including the conversion of $1.25 million of a convertible note into a promissory note. Accordingly, our interest expense increased both in absolute terms and as a percentage of total revenues. In May 2013, we issued a $3.0 million convertible note, and we incurred $1.2 million of interest expense for the three months ended June 30, 2013 as a result of the excess in the $4.2 million estimated fair value of the convertible note on the date of issuance compared to the cash received. Immediately following the completion of the IPO in August 2013, the convertible notes converted into shares of our common stock. Accordingly, we will cease to incur the interest expense associated with these convertible notes.

Interest Income

Interest income consists primarily of interest earned on investments and cash balances. Our interest income will vary each reporting period depending on our average investment and cash balances during the period and market interest rates.

Change in Estimated Fair Value of Financial Instruments and Deemed Dividend on Convertible Notes

We account for the outstanding warrants exercisable into shares of our Series A, Series B and Series C convertible preferred stock as liability instruments, as the Series A, Series B and Series C convertible preferred stock into which these warrants are convertible upon the occurrence of certain events or transactions. We also account for the outstanding warrants exercisable into a variable number of common shares at a fixed monetary amount as liability instruments. Our convertible notes are recorded at estimated fair value on a recurring basis as the predominant settlement feature of the convertible notes is to settle a fixed monetary amount in a variable number of shares. We adjust the warrants and the convertible notes to fair value at each reporting period with the change in estimated fair value recorded in the condensed consolidated statements of operations.

Based on our operating performance (including the closing of several debt financings) and changes in the probability and timing of, and estimated proceeds from, the completion of a Qualified IPO or an Acquisition between December 31, 2012, March 31, 2013, or the issuance dates of the common stock warrants issued during the three months ended June 30, 2013 and June 30, 2013, the estimated fair value of the preferred stock and common stock warrant liabilities decreased by $0.4 million, which was recognized as a gain in the change in estimated fair value of financial instruments for the three and six months ended June 30, 2013. There were no material changes to the estimated fair value of the preferred stock warrant liabilities during the three and six months ended June 30, 2012.

We issued $24.1 million in convertible notes during the year ended December 31, 2012. During the three months ended June 30, 2013, we issued $6.5 million in convertible notes and converted $1.25 million of a convertible note into a promissory note. Based on our operating performance and changes in the probability and timing of, and estimated proceeds from, the completion of a Qualified IPO or an Acquisition between the issuance dates of these convertible notes and the respective fiscal period ends, we recognized a net gain due to the change in estimated fair value of financial instruments of $2.6 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively and $6.2 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. In addition to the ongoing adjustments to the estimated fair value of our convertible notes, we also recognized a one-time deemed dividend in connection with the issuance of certain convertible notes to preferred shareholders because we estimated the fair value of the convertible notes as of the issuance dates to be greater than the cash proceeds received. Accordingly, we determined that the excess of the estimated fair value of the convertible notes on the dates of issuance over cash proceeds to us represents a deemed dividend to preferred stockholders, and $1.4 million was reflected in the net loss attributable to common stockholders during the three and six months ended June 30, 2013 and $1.3 million was reflected in the net loss attributable to common stockholders during the six months ended June 30, 2012. There was no deemed dividend to preferred stockholders for the three months ended June 30, 2012.

We do not expect any adjustments relating to these warrants and convertible notes to continue upon the completion of the IPO in August 2013 because the Series A and Series B convertible preferred stock warrants, certain common stock warrants and the convertible notes automatically converted into common stock in accordance with their terms at such time, and the Series C convertible preferred stock warrants were exercised and converted into common stock. In addition, upon completion of the IPO the exercise price and number of shares to be issued upon exercise of the remaining outstanding common stock warrants became known. Accordingly after the IPO, the fair value of the common stock warrant liability on the date of the IPO will be reclassified to equity and will no longer be adjusted to its estimated fair value on each reporting date.

Income Tax Provision

Since our inception, we have been subject to income taxes principally in the United States. We anticipate that as we further expand our sales into foreign countries, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2013, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States deferred tax assets.

As of June 30, 2013, we had net operating loss carry-forwards for federal income tax reporting purposes of $62.4 million, which begin to expire in 2026, and state net operating loss carry-forwards of $60.3 million, which begin to expire in 2016. Additionally, as of June 30, 2013, we had federal research and development tax credits carry-forwards of $0.8 million, which begin to expire in 2026, and state research and development tax credit carry-forwards of $1.0 million, which have no expiration date.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended. We have completed a Section 382 analysis as of May 1, 2013, and have concluded that $0.5 million in limitations are expected to be placed on these carry-forwards as a result of our previous ownership changes. We have not updated our Section 382 analysis to consider events since May 1, 2013, including the effect of issuing common stock pursuant to the IPO, the automatic conversion of all outstanding convertible notes as a result of the IPO, and any other related transactions. Our existing net operating loss carry-forwards or credits may be subject to significant limitations due to these events. Our inability to use these net operating loss carry-forwards as a result of the Section 382 limitations could harm our financial condition.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Revenues:
Product	98%	94%	98%	96%
License	2	6	2	4

Total revenues	100	100	100	100
Cost of product revenues	76	45	72	44

Gross profit	24	55	28	56
Operating expenses:
Research and development	87	160	100	147
Selling, general and administrative	69	144	82	128

Total operating expenses	156	304	182	275

Loss from operations	(132)	(249)	(154)	(219)
Other income (expense)
Interest income	—	—	—	—
Interest expense	(50)	(40)	(59)	(18)
Change in estimated fair value of financial instruments	145	28	41	12
Gain on extinguishment of debt	1	—	1	—
Other income (expense)	—	—	—	—

Total other income (expense), net	96	(10)	(17)	(6)

Income taxes	—	—	—	—

Net loss	(36)%	(259)%	(171)%	(225)%

Comparison of Three Months Ended June 30, 2013 and 2012

Product Revenues

	THREE MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
Product revenues	$4,419	$1,421
% of total revenues	98%	94%

Product revenues increased by approximately $3.0 million, or 211%, due to increased acceptance of our products.

License Revenues

	THREE MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
License revenues	$81	$88
% of total revenues	2%	6%

License revenues related to certain strategic collaboration and distribution agreements decreased by 8% but do not comprise a significant portion of our total revenues.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
Costs of product revenues	$3,398	$684
% of total revenues	76%	45%
Gross profit	$1,102	$825
% of total revenues (gross margin)	24%	55%

Our cost of product revenues increased by $2.7 million, or 397%, and our gross margins declined from 55% to 24%, in each case primarily due a change in product mix, with Grandevo representing an increased percentage of total sales and the launching of the most popular formulation of Grandevo in the summer of 2012 along with increased product acceptance leading to an overall increase in sales and cost of product revenues. Since Grandevo is early in its life cycle, our gross margins have been negatively affected. However, we expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields.

Research and Development

	THREE MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
Research and development	$3,941	$2,415
% of total revenues	87%	160%

Research and development expense increased by $1.5 million, or 63%, attributable primarily to an increase of $0.5 million in employee-related expenses, which consisted primarily of salaries and wages, $0.6 million in direct testing costs and $0.4 million in expenses related primarily to outside expenses, fixed expenses and general expenses, which are made up of items such as depreciation, rent and laboratory fees.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
Selling, general and administrative	$3,107	$2,166
% of total revenues	69%	144%

Selling, general and administrative expenses increased by $0.9 million, or 43%. Of the increase, $0.5 million was employee-related, driven by increased headcount, which primarily related to salaries and wages, and $0.4 million was attributable to other expenses primarily outside services such as consulting, accounting and tax fees, as well as other professional services.

Other Income (Expense), Net

	THREE MONTHS ENDED JUNE 30,
	2013	2012
	(In thousands)
Interest income	$—	$4
Interest expense	(2,285)	(601)
Change in estimated fair value of financial instruments	6,550	435
Gain on extinguishment of debt	49	—
Other income (expense)	(7)	6

Total other income (expense), net	$4,307	$(156)

Interest expense increased primarily as a result of issuing a $3.0 million convertible note in May 2013, and recording $1.2 million in interest expense as a result of the excess in the $4.2 million estimated fair value of the convertible note on the date of issuance compared with the cash received. In addition, interest expense increased due to the increased borrowings under notes payable, convertible notes and capital lease agreements.

The change in the estimated fair value of financial instruments was associated with outstanding warrants and convertible notes issued subsequent to June 30, 2012. After such date, we issued $22.5 million in convertible notes, warrants to purchase 191,177 shares of Series C convertible preferred stock and warrants for the issuance of a variable number of shares of common stock based on a fixed monetary amount. This was offset by the decrease in convertible notes of $1.25 million in May 2013 in connection with the conversion of a portion of a convertible note in exchange for a promissory note.

Comparison of Six Months Ended June 30, 2013 and 2012

Product Revenues

	SIX MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
Product revenues	$7,068	$3,377
% of total revenues	98%	96%

Product revenues increased by approximately $3.7 million, or 109%, due to an increased acceptance of our products.

License Revenues

	SIX MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
License revenues	$162	$131
% of total revenues	2%	4%

License revenues increased by less than 24% but do not comprise a significant portion of our total revenues.

Cost of Product Revenues and Gross Profit

	SIX MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
Costs of product revenues	$5,193	$1,544
% of total revenues	72%	44%
Gross profit	$2,037	$1,964
% of total revenues (gross margin)	28%	56%

Our cost of product revenues increased by $3.6 million, or 236%, and our gross margins declined from 56% to 28%, in each case primarily due to a change in product mix, with Grandevo representing an increased percentage of total sales and the launching of the most popular formulation of Grandevo in the summer of 2012 along with an increased product acceptance leading to an overall increase in sales and cost of product revenues. Since Grandevo is early in its life cycle, our gross margins have been negatively affected. However, we expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields.

Research and Development

	SIX MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
Research and development	$7,224	$5,148
% of total revenues	100%	147%

Research and development expense increased by $2.1 million, or 40%, attributable to an increase of approximately $0.7 million in direct testing costs, $1.0 million in employee-related expenses driven by increased headcount, $0.2 million in outside consulting services and $0.2 million other costs including rent and depreciation and supplies and materials.

Selling, General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,
	2013	2012
	(Dollars in thousands)
Selling, general and administrative	$5,954	$4,488
% of total revenues	82%	128%

Selling, general and administrative expenses increased by $1.5 million, or 33%. Of the increase, $0.8 million was employee-related driven by increased headcount, $0.5 million was attributable to marketing and professional services and overhead costs and $0.2 million was related to other costs.

Total Other Expense, Net

	SIX MONTHS ENDED JUNE 30,
	2013	2012
	(In thousands)
Interest income	$1	$6
Interest expense	(4,270)	(657)
Change in estimated fair value of financial instruments	2,987	420
Gain on extinguishment of debt	49	—
Other income (expense), net	(14)	7

Total other expense, net	$(1,247)	$(224)

Interest expense increased primarily due to the increased borrowings under notes payable, convertible notes and capital lease agreements. In addition, interest expense increased as a result of issuing a $3.0 million convertible note in May 2013, and recording $1.2 million in interest expense as a result of the excess in the $4.2 million estimated fair value of the convertible note on the date of issuance compared with the cash received.

The change in the estimated fair value of financial instruments was associated with outstanding warrants and convertible notes issued subsequent to June 30, 2012. After such date, we issued $22.5 million in convertible notes, warrants to purchase 191,177 shares of Series C convertible preferred stock and warrants for the issuance of a variable number of shares of common stock based on a fixed monetary amount. This was offset by the decrease in convertible notes of $1.25 million in May 2013 in connection with the conversion of a portion of a convertible note in exchange for a promissory note.

Seasonality and Quarterly Results

Our sales of individual products are generally expected to be seasonal. For example, we expect that Regalia, a fungicide, will be sold and applied to crops in greater quantity in the second and fourth quarters. These seasonal variations may be especially pronounced because sales have been primarily limited to our Regalia and Grandevo product lines. As we expand the registration and commercialization of Regalia into the southern hemisphere, where seasonality of sales should be counter cyclical to the northern hemisphere, we expect Regalia’s worldwide sales volatility to decrease over time. In addition, we expect that our sales of Zequanox will be seasonal. Invasive zebra and quagga mussels typically feed and reproduce at water temperatures above 59°F. Treatments to kill these mussels are therefore most effective from June through September in the eastern United States, Canada and Europe and from April through October in the southwestern United States along the mussel-infested lower Colorado River. We expect that until we initiate sales of Zequanox in the southern hemisphere, sales of Zequanox will not be significant during the months of November through March.

However, planting and growing seasons, climatic conditions and other variables on which sales of our products are dependent vary from year to year and quarter to quarter. As a result, we have historically experienced substantial fluctuations in quarterly sales. In particular, weather conditions and natural disasters such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, affect decisions by our distributors, direct customers and end users about the types and amounts of pest management products to purchase and the timing of use of such products. For example, in 2012, the United States experienced nationwide abnormally low rainfall or drought, reducing the incidence of fungal diseases such as mildews, and these conditions have been present in some of our key markets in 2013 as well. We believe these conditions have reduced industry-wide sales of fungicides in 2012 and 2013 relative to prior years, inhibiting growth in sales of Regalia, a biofungicide. On the other hand, drought may increase the incidence of pest insect infestations, and therefore we believe sales of insecticides, including Grandevo, which we introduced in 2012, are likely to increase if these current drought conditions persist. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results.

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products and the timing of introductions of new formulations and products. It is possible that our business may be more seasonal, or experience seasonality in different periods, than anticipated. For example, if sales of Zequanox become a more significant component of our revenue, the separate seasonal sales cycles could cause further shifts in our quarterly revenue. Other factors may also contribute to the unpredictability of our operating results, including the size and timing of significant distributor transactions, the delay or deferral of use of our products and the fiscal or quarterly budget cycles of our distributors, direct customers and end users. Customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year.

Liquidity and Capital Resources

From our inception through June 30, 2013, our operations have been financed primarily by net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes, term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants. As of June 30, 2013, our cash and cash equivalents totaled $4.2 million.

In August 2013, we closed an initial public offering of 5,462,500 shares of our common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to us were $65.6 million and after deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received totaled approximately $56.0 million.

We believe our current cash and cash equivalents and short-term investments, along with the proceeds from the IPO and cash from revenues, will be sufficient to satisfy our liquidity requirements for the next 24 months.

Since our inception, we have incurred significant net losses, and, as of June 30, 2013, we had an accumulated deficit of $89.3 million, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products and higher than anticipated costs incurred in connection with repurposing our manufacturing facility acquired in July 2012. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of testing validation, regulatory progress and commercialization events. As of June 30, 2013, we had received an aggregate of $2.4 million in payments under these agreements, and there were up to $4.9 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

For the six months ended June 30, 2013 and 2012, we used $1.3 million and $0.4 million, respectively, in cash to fund capital expenditures. In July 2012, we acquired a manufacturing facility, including associated land, property and equipment, located in Bangor, Michigan, for approximately $1.5 million. Our business plan contemplates developing significant internal commercial manufacturing capacity using this facility, and we are repurposing the facility and commenced manufacturing our natural pest management and plant health products in the first half of 2013. We currently anticipate that this upgrade and preparation of the facility will require between $5.0 million and $7.0 million of capital expenditures during the six months ending December 31, 2013. In addition, should we expand our facility to accommodate higher volumes, we anticipate we will need to spend $19.0 million to $21.0 million of additional funds in 2014. We anticipate that these additional expenditures will be in part funded using a portion of the proceeds from the IPO.

We had various convertible note and debt arrangements in place as of June 30, 2013, certain of which terminated in connection with the completion of our IPO, in each case as discussed below, consisting of the following (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL AMOUNT BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Note (1)	7.00%	$193	Monthly/November 2014
Term Loan (1)	7.00%	$368	Monthly/April 2016
Convertible Notes (2)	10.00%	$10,249	September 2013
Promissory Notes (3)	12.00%	$12,450	Monthly (8)/October 2015
Convertible Note (4)	12.00%	$1,431	October 2015
Convertible Note (5)	10.00%	$13,219	October 2015
Convertible Note (6)	10.00%	$3,565	May 2016
Convertible Note (6)	10.00%	$3,027	May 2016
Credit Facility (7)	10.00%	$—	June 2014

(1)	See “—Five Star Bank.”
(2)	See “—March and October 2012 Convertible Notes.”
(3)	See “—October 2012 and April 2013 Junior Secured Promissory Notes.”
(4)	See “—October 2012 Subordinated Convertible Note.”
(5)	See “—December 2012 Convertible Note.”
(6)	See “—First and Second May 2013 Convertible Notes.”
(7)	See “—June 2013 Credit Facility.”
(8)	Monthly payments are interest only until maturity.

Five Star Bank:

We have entered into two promissory notes with Five Star Bank: in May 2008, we entered into a promissory note that we fully repaid in May 2013, and in March 2009, we entered into a promissory note that we repay at a rate of approximately $13,000 per month through maturity in November 2014. In addition, in March 2012, we entered into a term loan agreement with Five Star Bank, which replaced our existing revolving line of credit with the bank. Under the term loan agreement, we are obligated to repay the loan at a rate of approximately $12,000 per month through maturity.

Under the terms of the promissory notes and the term loan agreement, all of our outstanding debt to Five Star Bank is secured by all of our inventory, chattel paper, accounts, equipment and general intangibles (excluding certain financed equipment and any intellectual property). Among other things, a payment default with respect to each of the promissory notes and the term loan, as well as other events such as a default under other loans or agreements that would materially affect us, constitute events of default. Upon an event of default, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable.

March and October 2012 Convertible Notes:

From March 2012 through October 2012, we completed the sale of convertible notes in the aggregate principal amount of $9.1 million to 38 existing investors, including certain holders of more than 5% of our capital stock, in a private placement. The convertible notes and all principal and accrued interest outstanding at the time automatically converted into shares of our common stock upon completion of the IPO at a conversion price equal to 70% of the initial public offering price, with respect to $8.1 million in principal of the notes issued in March 2012, and 80% of the initial public offering price, with respect to $1.0 million in principal of the note issued in October 2012.

October 2012 and April 2013 Junior Secured Promissory Notes:

In October 2012, we completed the sale of promissory notes in the aggregate principal amount of $7.5 million to 12 lenders in a private placement. In addition, in April 2013, we completed the sale of an additional $4.95 million of promissory notes to 10 investors in a private placement under an amendment to the note purchase agreement in exchange for $3.7 million in cash and $1.25 million in cancellation of indebtedness under the October 2012 Subordinated Convertible Note an outstanding convertible note. Maturity, currently October 2015, may be extended in one year increments for a period of no more than two years. In the event the maturity date is extended, the interest rate increases to 13% in the first year of the extension and the note matures in October 2016, and if extended for an additional year thereafter, the interest rate increases to 14% in the second year of extension and the note matures in October 2017. These promissory notes are secured by a security interest in all of our present and future accounts, chattel paper, commercial tort claims, goods, inventory, equipment, personal property, instruments, investment properties, documents, letter of credit rights, deposit accounts, general intangibles, records, real property, appurtenances and fixtures, tenant improvements and intellectual property, which consists in part of its patents, copyrights and other intangibles.

October 2012 Subordinated Convertible Note:

In October 2012, we completed the sale of a convertible note in the amount of $2.5 million to a lender in a private placement. In April 2013, $1.25 million of principal indebtedness under the convertible note was cancelled in exchange for delivery of a promissory note and related warrant. The convertible note and all principal and accrued interest outstanding at the time automatically converted into shares of our common stock upon completion of the IPO at a conversion price equal to 85% of the initial public offering price. Under the terms of the note, we were not obligated to pay interest or principal on the convertible note until maturity in October 2015, unless the convertible notes had previously converted into other equity securities.

December 2012 Convertible Note:

In December 2012, we completed the sale of a convertible note in the amount of $12.5 million in a private placement to Syngenta Ventures Pte. LTD., a holder of more than 5% of our capital stock. The convertible note and all principal and accrued interest outstanding at the time automatically converted into shares of our common stock upon completion of the IPO at a conversion price equal to 70% of the initial public offering price.

First and Second May 2013 Convertible Notes

In May 2013, we completed the sale of convertible notes under a convertible note purchase agreement in the amount of $3.5 million in a private placement to 22 investors, including Valley Oak Investments, LP. The principal and accrued interest due under the convertible notes at the time were automatically converted upon completion of the IPO at a conversion price equal to 70% of initial public offering price.

In addition, in May 2013, we completed the sale of a convertible note under a separate convertible note purchase agreement in the amount of $3.0 million in a private placement to DSM Venturing BV. The principal and accrued interest due under the convertible note at the time were automatically converted upon completion of the IPO at a conversion price equal to 70% of initial public offering price.

June 2013 Credit Facility

On June 14, 2013, we entered into a credit facility agreement with a group of lenders. Under the credit agreement, the lenders have committed to permit us to draw an aggregate of up to $5.0 million, and, subject to our obtaining additional commitments from lenders, such amount may be increased to up to $7.0 million. The credit facility expires on June 30, 2014. During the term of the credit facility, we may request from the lenders up to four advances, with each advance equal to one quarter of each lender’s aggregate commitment amount. We will issue promissory notes in the principal amount of each such advance that will accrue interest at rate of 10% per annum. We are not obligated to pay principal or interest on the promissory notes until their maturity on June 30, 2014, at which point all principal and unpaid interest will become due. In addition, we may not prepay the promissory notes prior to their maturity date without consent of at least a majority in interest of the aggregate principal amount of the promissory notes then outstanding under the credit facility. In addition, in connection with our entry into the credit facility agreement, we have agreed to pay each lender a fee of 2% of such lender’s commitment amount, and we issued to each lender a warrant to purchase a variable number of common shares, with warrant coverage equal to a number of shares determined by multiplying such lender’s commitment amount by 10% and dividing such product by 70% of the initial public offering price per share, and with the exercise price for the warrants equal to 70% of the initial public offering price per share.

As of June 30, 2013, we have not drawn on the credit facility, and accordingly have issued no promissory notes and have no outstanding indebtedness thereunder. In August 2013, the Board of Directors resolved not to call for any advances under the credit facility.

Factoring and Security Agreement

In addition, on June 13, 2013, we entered into a factoring and security agreement with a third-party that will enable us to sell the entire interest in certain accounts receivable up to $5.0 million. Under the agreement, 15% of the sales proceeds will be held back by the purchaser until collection of such receivables. Upon the sale of the receivable, we will not maintain servicing, but the purchaser may require us to repurchase accounts receivable if (i) the payment is disputed by the account debtor, with the purchaser being under no obligation to determine the bona fides of such dispute, (ii) the account debtor has become insolvent or (iii) upon the effective date of the termination of the agreement. The agreement is secured by all of our personal property and fixtures, and proceeds thereof, including accounts, inventory, equipment and general intangibles other than intellectual property, and the purchaser will retain its security interest in any accounts repurchased by us.

As of June 30, 2013, there have been no sales of the Company’s accounts receivable under the Factoring and Security Agreement.

The following table sets forth a summary of our cash flows for the periods indicated:

	SIX MONTHS ENDED JUNE 30, 2013
	2013	2012
	(In thousands)
	(Unaudited)
Net cash used in operating activities	$(14,409)	$(9,225)
Net cash (used in) provided by investing activities	(1,338)	304
Net cash provided by financing activities	9,978	17,596

Net (decrease) increase in cash and cash equivalents	$(5,769)	$8,675

Cash Flows from Operating Activities

Net cash used in operating activities of $14.4 million during the six months ended June 30, 2013 primarily resulted from our net loss of $12.4 million and increases of accounts receivable of $0.9 million, inventory of $2.1 million, $1.6 million in prepaid expenses and other assets, a decrease in deferred revenues of $0.2 million and a $3.0 million change in the fair value of financial instruments. This was offset by $3.4 million in non-cash interest expense, a net increase of $1.4 million in accounts payable and accrued liabilities, $0.6 million in share-based compensation expense, and $0.4 million in depreciation and amortization expense.

Net cash used in operating activities of $9.2 million during the six months ended June 30, 2012 primarily resulted from our net loss of $7.9 million and the total increases of $1.4 million in prepaid expenses and other assets, inventory of $1.4 million, accounts receivable of $0.6 million, and a $0.4 million in change in fair value of financial instruments. This was offset by $0.3 million in non-cash interest expense, an increase in deferred revenues of $0.9 million, a net increase of $0.7 million in accounts payable and accrued liabilities, $0.4 million in share-based compensation expense, and $0.3 million in depreciation and amortization expense.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.3 million during the six months ended June 30, 2013 primarily resulted from $1.3 million used for purchase of property, plant and equipment, primarily associated with a manufacturing plant and its subsequent improvement.

Net cash provided by investing activities was $0.3 million during the six months ended June 30, 2012. Of these amounts, we used $0.4 million for the purchases of property and equipment to support growth in our operations and $1.3 million in cash for the purchase of short-term investments. This was offset by $2.0 million provided from the maturity of a short term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $10.0 million during the six months ended June 30, 2013 consisted primarily of $6.5 million from the issuance of convertible notes, $3.7 million from the issuance of debt and $9.1 million release of restricted cash. This was offset by $9.3 million in payments on our debt.

Net cash provided by financing activities of $17.6 million during the six months ended June 30, 2012 consisted primarily of $8.1 million from the issuance of convertible notes, $9.9 million from the issuance of debt, and $0.5 million in draws on our line of credit, partially offset by $0.9 million in payments on our line of credit, debt and capital lease obligations.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2013:

	TOTAL	2013	2014-2015	2016-2017	2018 AND BEYOND
	(In thousands)
	(Unaudited)
Operating lease obligations	$947	$350	$554	$43	$—
Debt and capital leases	13,945	404	13,483	58	—
Interest payments relating to debt and capital leases	3,550	834	2,715	1	—

Total	$18,442	$1,588	$16,752	$102	$—

Operating leases consist of contractual obligations from agreements for non-cancelable office space and leases used to finance the acquisition of equipment. Debt and capital equipment leases and the interest payments relating thereto include promissory notes and capital lease obligations.

On September 9, 2013, we entered into a lease agreement for a new 28,700 office and laboratory facility located in Davis, California. The initial term of the lease is for a period of 60 months commencing on the later of the date of substantial completion of initial improvements to the leased property, or May 1, 2014. The monthly base rent is $46,000 for the first 12 months with a 3% increase each year thereafter. We will have the option to extend the lease term twice for a period of five years each. Upon moving into the new office facility, we will vacate the office facility that we currently occupy. The lease expires between February 2014 and October 2016 with respect to various portions of the premises of the 24,500 square foot office facility that we currently occupy. The cost per square foot of the lease agreement for the new office facility is less than the cost per square foot of the lease for the current office facility. We expect to enter into agreements to sublease the portions of the current office facility that remain under the lease agreement at the time that we vacate the premises. We believe that the expenses associated with the lease for the new office facility will be lower than if we had remained in the current office facility.

Since June 30, 2013, other than the lease agreement described above, we have not added any additional leases that would qualify as operating leases, and there have been no material changes to our contractual obligations.

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2013 and 2012.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements issued during the six months ending June 30, 2013 that are of significance, or potential significance, to the Company. Any recent accounting pronouncements that are of significance, or potential significance, to the Company are set forth in the notes of the annual consolidated financial statements included in the Prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have minimal exposure to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States. Our current investment strategy is to invest in financial instruments that are highly liquid, readily convertible into cash and which mature within three months from the date of purchase. To date, we have not used derivative financial instruments to manage any of our market risks or entered into transactions using derivative financial instruments for trading purposes.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Interest Rate Risk

We had cash and cash equivalents of $4.2 million at June 30, 2013, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not have any variable debt and a 10% change in market interest rates will not have a significant impact on our future interest expense.

Foreign Currency Risk

Revenue and expenses have been primarily denominated in U.S. dollars and foreign currency fluctuations have not had a significant impact on our historical results of operations. In addition, our strategic collaboration and distribution agreements for current products provide for payments in U.S. dollars. As we market new products internationally, our product revenues and expenses may be in currencies other than U.S. dollars, and accordingly, foreign currency fluctuations may have a greater impact on our financial position and operating results.

Commodity Risk

Our exposure to market risk for changes in commodity prices currently is minimal. As our commercial operations grow, our exposure will relate mostly to the demand side as our end users are exposed to fluctuations in prices of agricultural commodities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation that we believe is of the type common to companies engaged in our line of business, including intellectual property and employment issues. As of the date of this filing, we are not involved in any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, growth prospects and the trading price of our common stock.

Risks Relating to Our Business and Strategy

We have a limited operating history and number of commercialized products, have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability.

We are an early stage company with a limited operating history, and we only recently began commercializing our products. We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. At June 30, 2013, we had an accumulated deficit of $89.3 million. For the six months ended June 30, 2013, we had a net loss of $12.4 million. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through June 30, 2013, we have derived substantially all of our revenues from sales of Regalia and Grandevo. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, as well as our ability to increase sales of Regalia, Grandevo and Zequanox. An investor in our stock should consider the challenges, expenses, and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of Regalia, Grandevo, Zequanox and other products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of Regalia, Grandevo, Zequanox and other product candidates. We expect to incur additional losses for the next several years and may never become profitable.

Our products are in the early stages of commercialization, and our business may fail if we are not able to successfully generate significant revenues from these products.

Our future success will depend in part on our ability to commercialize the bio-based pest management and plant health product candidates we are developing. Our initial sales of our latest formulation of Regalia and our initial formulation of Grandevo occurred in the fourth quarter of 2009 and the fourth quarter of 2011, respectively, and we began selling Zequanox in the second half of 2012. Our near-term development focus is on Opportune, which received EPA approval in April 2012, and Venerate, which has been submitted for EPA registration. In addition, as of June 30, 2013, we have identified over 25 additional product candidates using our proprietary discovery process, and we currently are focusing our development and commercialization efforts on three of these product candidates.

Successful development of our product candidates will require significant additional investment, including costs associated with research and development, completing field trials and obtaining regulatory approval, as well as the ability to manufacture our products in large quantities at acceptable costs while also preserving high product quality. Difficulties often encountered in scaling up production include problems involving production yields, quality control and assurance, shortage of qualified personnel, production costs and process controls. In addition, we are subject to inherent risks associated with new products and technologies. These risks include the possibility that any product candidate may:

•	be found unsafe;

•	be ineffective or less effective than anticipated;

•	fail to receive necessary regulatory approvals;

•	be difficult to competitively price relative to alternative pest management solutions;

•	be harmful to consumers, growers, farm workers or the environment;

•	be harmful to crops when used in conjunction with conventional chemical pesticides;

•	be difficult or impossible to manufacture on an economically viable scale;

•	be subject to supply chain constraints for raw materials;

•	fail to be developed and accepted by the market prior to the successful marketing of similar products by competitors;

•	be impossible to market because it infringes on the proprietary rights of third parties; or

•	be too expensive for commercial use.

Adverse weather conditions and other natural conditions can reduce acreage planted or incidence of crop disease or pest infestations, which can adversely affect our results of operations.

Production of the crops on which our products are typically applied is vulnerable to extreme weather conditions such as heavy rains, hurricanes, hail, floods, tornadoes, freezing condition, drought, fires and floods. Weather conditions can be impacted by climate change resulting from global warming, including changes in precipitation patterns and the increased frequency of extreme weather events, or other factors. Unfavorable weather conditions can reduce both acreage planted and incidence (or timing) of certain crop diseases or pest infestations, each of which may reduce demand for our products. For example, in 2012, the United States experienced nationwide abnormally low rainfall or drought, reducing the incidence of fungal diseases such as mildews, and these conditions have been present in some of our key markets in 2013 as well. We believe these conditions have reduced industry-wide sales of fungicides in 2012 and 2013 relative to prior years, inhibiting growth in sales of Regalia, a biofungicide. These factors have created and can continue to create substantial volatility relating to our business and results of operations.

If our ongoing or future field trials are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our products on a timely basis.

The successful completion of multiple field trials in domestic and foreign locations on various crops and water infrastructures is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or unanticipated adverse side effects on crops or on non-target organisms, or if we are unable to collect reliable data, regulatory approval of our products could be delayed or we may be unable to commercialize our products. In addition, more than one growing or treatment season may be required to collect sufficient data and we may need to collect data from different geographies to prove performance for customer adoption. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as drought or floods, severe heat or frost, hail, tornadoes and hurricanes. Generally, we pay third parties such as growers, consultants and universities, to conduct field tests on our behalf. Incompatible crop treatment practices or misapplication of our products by these third parties could impair the success of our field trials.

Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of the products we are developing and commercializing.

The field testing, manufacture, sale and use of pest management products, including Regalia, Grandevo, Zequanox and other products we are developing, are extensively regulated by the EPA and state, local and foreign governmental authorities. These regulations substantially increase the time and cost associated with bringing our products to market. If we do not receive the necessary governmental approvals to test, manufacture and market our products, or if regulatory authorities revoke our approvals, do not grant approvals in a timely manner or grant approvals subject to restrictions on their use, we may be unable to sell our products in the United States or other jurisdictions, which would result in our future revenues being less than anticipated.

We have received approval from the EPA for the active ingredients and certain end product formulations for Regalia, Grandevo, Zequanox and Opportune. As we introduce new formulations of and applications for our products, we will need to seek EPA approval prior to commercial sale. For any such approval, the EPA may require us to fulfill certain conditions within a specified period of time following initial approval. We are also required to obtain regulatory approval from other state and foreign regulatory authorities before we market our products in their jurisdictions.

Some of these states and foreign countries may apply different criteria than the EPA in their approval processes. Although federal pesticide law preempts separate state and local pesticide registration requirements to some extent, state and local governments retain authority to control pesticide use within their borders.

There can be no assurance that we will be able to obtain regulatory approval for marketing our additional products or new product formulations and applications we are developing. Although the EPA has in place a registration procedure for biopesticides like Regalia and Grandevo that is streamlined in comparison to the registration procedure for conventional chemical pesticides, there can be no assurance that all of our products or product extensions will be eligible for this streamlined procedure or that additional requirements will not be mandated by the EPA that could make the procedure more time consuming and costly for our future products.

Additionally, for California state registration and registration in jurisdictions outside of the United States, all products need to be proven efficacious, which can require costly field trial testing and a favorable result is not assured. Because many of the products that may be sold by us must be registered with one or more government agencies, the registration process can be time consuming and expensive, and there is no guarantee that the product will obtain all needed registrations. We have intentionally obtained registration in some jurisdictions and not in others. California is one of the largest and most important producers of agricultural products in the world. Because of its stringent regulation of pesticides and environmental focus, we also view California as one of the most natural and attractive markets for our products. Given California’s stringent regulations, it is possible that we may have products that have been registered by the EPA, in other states and in foreign countries, but which may not be sold in California. If this were to occur, our business would be harmed.

Even if we obtain all necessary regulatory approvals to market and sell our products, they will be subject to continuing review and extensive regulatory requirements, including periodic re-registrations. The EPA, as well as state and foreign regulatory authorities, could withdraw a previously approved product from the market upon receipt of newly discovered information, including an inability to comply with their regulatory requirements or the occurrence of unanticipated problems with our products, or for other reasons.

Customers may not adopt our bio-based pest management and plant health products as quickly as we are projecting.

Customers in the crop production sector and the water treatment sector are generally cautious in their adoption of new products and technologies. Growers often require on-farm demonstrations of a given pest management or plant health product. Initial purchases of the product tend to be conservative, with the grower testing on a small portion of their overall crop. As the product is proven, growers incorporate the product into their rotational programs and deploy it on a greater percentage of their operations. As a result, large scale adoption can take several growing seasons. Water treatment products must also pass efficacy and ecological toxicity tests. In addition, given the relative novelty of our water treatment products, consumers of those products will continue to require education on their use, which may delay their adoption.

The high level of competition in the market for pest management products may result in pricing pressure, reduced margins or the inability of our products to achieve market acceptance.

The markets for pest management products are intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products.

Many entities are engaged in developing pest management products. Our competitors include major multinational agrichemical companies such as BASF, Bayer, Dow Chemical, DuPont, Monsanto, Sumitomo Chemical, Syngenta and specialized biopesticide businesses such as Arysta, AgraQuest (now a part of Bayer), Certis USA (now a part of Mitsui) and Valent Biosciences (now a part of Sumitomo). Many of these organizations have longer operating histories, significantly greater resources, greater brand recognition and a larger base of customers than we do. As a result, they may be able to devote greater resources to the manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities. Further, many of the large agrichemical companies have a more diversified product offering than we do, which may give these companies an advantage in meeting customers’ needs by enabling them to offer a broader range of pest management solutions.

The market for our bio-based pest management and plant health products is underdeveloped, which may make it difficult to effectively market or price our products.

The market for bio-based pest management products is underdeveloped when compared with conventional chemical pesticides. Certain of our product lines, such as Zequanox, currently have few or no competitors, making it difficult to determine how we should determine their pricing. We may not be able to charge as much for such products as we currently plan. In addition, customers have historically perceived bio-based pest management products as more expensive and less effective than conventional chemical pesticides. To succeed, we will need to continue to change that perception. To the extent that the market for bio-based pest management products does not further develop or customers elect to continue to purchase and rely on conventional chemical pesticides, our market opportunity will be limited.

Public perception of consuming food with microbial residues and public perception of releasing microorganisms into the environment could damage our reputation and adversely impact sales of our microbial products.

We believe maintaining our strong reputation and favorable image with distributors, direct customers and end users will be a key component in our success. Although there has been a long history of safe use of bio-based pest management products based on microorganisms, adverse public reaction to the microbial nature of our products could harm our potential sales. In addition, perceptions that the products we produce and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. For example, companies are frequently subject to litigation and negative press related to the release of chemicals into water systems, and our Zequanox water treatment product line may be subject to public scrutiny. Public perception that our products are not safe, whether justified or not, could impair our reputation, involve us in litigation, damage our brand names and have a material adverse effect on our business.

Our product sales are expected to be seasonal and subject to weather conditions and other factors beyond our control, which may cause our operating results to fluctuate significantly quarterly and annually.

Sales of our individual products are generally expected to be seasonal. Weather conditions and natural disasters affect decisions by our distributors, direct customers and end users about the types and amounts of pest management products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, we expect that Regalia, a fungicide, will be sold and applied to crops in greater quantity in the second and fourth quarters. These seasonal variations may be especially pronounced because sales of Regalia accounted for 84%, 95%, and 43% of our total revenues in the years ended December 31, 2012 and 2011 and the six months ended June 30, 2013, respectively. In addition, sales of products for treatment of invasive mussels are concentrated during periods of increased mussel growth and feeding activity, which occurs from June through September in the eastern United States, Canada and Europe and from April through October in the southwestern United States. However, planting and growing seasons, climatic conditions and other variables on which sales of our products are dependent vary from year to year and quarter to quarter. As a result, we have historically experienced substantial fluctuations in quarterly sales.

The level of seasonality in our business overall is difficult to evaluate, particularly as a result of our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products and the timing of introductions of new formulations and products. It is possible that our business may be more seasonal, or experience seasonality in different periods, than anticipated. For example, if sales of Zequanox become a more significant component of our revenue, the separate seasonal sales cycles of that product could cause further shifts in our quarterly revenue. Other factors may also contribute to the unpredictability of our operating results, including the size and timing of significant distributor transactions, the delay or deferral of use of our products and the fiscal or quarterly budget cycles of our distributors, direct customers and end users. Customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year. For example, we believe that we experienced higher sales of Regalia in the first quarter of 2011 than in the second as a result of distributors ordering in advance of the application season.

Our expense levels are based in part on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant fluctuations in our operating results from quarter to quarter, which could result in uncertainty surrounding our level of earnings and possibly a decrease in our stock price.

If we are unable to identify new product candidates through our product development process, we may not achieve or maintain profitability.

Our future success will depend in part on our ability to improve our existing products and to utilize our product development process to identify and commercialize natural compounds with pesticidal activity. As of June 30, 2013, we have screened more than 18,000 microorganisms and 350 plant extracts, and we have identified multiple product candidates that display activity against insects, nematodes, weeds, plant diseases and invasive species such as zebra and quagga mussels, aquatic weeds and algae. Only a small number of these candidates are likely to provide viable commercial candidates and an even more limited number, if any, are likely to be commercialized by us. A failure by us to continue identifying natural compounds with pesticidal or plant health promoting activity could make it difficult to grow our business. In addition, we may continue to expand our product offerings through in-licensing of microorganisms and plant extracts. There is no assurance that these attempts will be successful. Licensing of products requires identification of new products or determination of new applications for existing products and a willingness on the product owner to license the product. If we are unable to identify or in-license additional microorganisms, natural product compounds or product candidates, we may be unable to develop new products or generate revenues.

Our results of operations will be affected by the level of royalty payments that we are required to pay to third parties.

We are a party to license agreements that require us to remit royalty payments related to in-licensed microorganisms and plant extracts for certain of our product lines such as Regalia, Grandevo and Zequanox. The amount of royalties that we could owe under these license agreements ranges from 2% to 5% of net product revenues. We cannot precisely predict the amount, if any, of royalties we will owe in the future, and if our calculations of royalty payments are incorrect, we may owe more royalties, which could negatively affect our results of operations. As our product sales increase, we may, from time-to-time, disagree with our third-party collaborators as to the appropriate royalties owed and the resolution of such disputes may be costly and may consume management’s time. Furthermore, we may enter into additional license agreements in the future, which may also include royalty payments.

We rely on third parties for the production of our products. If these parties do not produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our development and commercialization efforts could be delayed or otherwise negatively impacted.

We cannot currently produce our microbial and plant extract-based products other than at a small scale using our own facilities. As such, we rely on third parties for the production of our products. While we intend to develop our own internal commercial-scale manufacturing capacity, we may from time to time utilize third-party manufacturers for supplemental production capacity of our products. Our reliance on third parties to manufacture our products presents significant risks to us, including the following:

•	reduced control over delivery schedules, yields and product reliability;

•	price increases;

•	manufacturing deviations from internal and regulatory specifications;

•	the failure of a key manufacturer to perform its obligations to us for technical, market or other reasons;

•	challenges presented by introducing our fermentation processes to new manufacturers or deploying them in new facilities;

•	difficulties in establishing additional manufacturers if we are presented with the need to transfer our manufacturing process technologies to them;

•	misappropriation of our intellectual property; and

•	other risks in potentially meeting our product commercialization schedule or satisfying the requirements of our distributors, direct customers and end users.

We have not yet entered into any long-term manufacturing or supply agreements for any of our products, and we will need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we can do so on favorable terms, if at all.

Our products have been produced in quantities sufficient to meet commercial demand. However, our current dependence upon others for the production of all of our products, and our anticipated future dependence upon others for the production of a portion of our products, may adversely affect our ability to develop and commercialize any products on a timely and competitive basis. If manufacturing capacity is reduced or eliminated at one or more of our third-party manufacturers’ facilities, we could have difficulties fulfilling our customer orders, and our net revenues and results of operations could decline.

We must accurately forecast demand for our products to obtain adequate and cost-effective capacity from our third-party manufacturers and to purchase certain of the raw materials used in our products at cost-effective rates. Our third-party manufacturers are not required to supply us products until we place and they accept our purchase orders, which generally occurs approximately one month prior to the anticipated product delivery date based on our own rolling forecasts. Our purchase orders may not be accepted and our third-party manufacturers may not be willing to provide us with additional products on a timely basis if they prioritize orders placed by other companies, many of whom are more established than us and order larger volumes of products. In addition, while raw material orders are generally placed one month in advance, because certain of the raw materials used in our products are in short supply or are subject to capacity demands, we place some raw material orders approximately six months in advance to avoid paying higher prices. Accordingly, if we inaccurately forecast demand for our products, we may be unable to meet our customers’ delivery requirements, or we may accumulate excess inventories of products and raw materials.

We may experience significant delays in financing or completing the repurpose of our commercial manufacturing facility for producing some of our bio-based pest management and plant health products, which could result in harm to our business and prospects.

We acquired a manufacturing facility in July 2012, and our business plan contemplates completing an initial repurpose and upgrade of this facility to develop significant internal commercial manufacturing capacity. We commenced production of our bio-based pest management and plant health products using this facility in the first half of 2013. After this initial repurpose, we intend to use a portion of the proceeds from the IPO to further expand capacity at this facility. If we are unable to complete the repurpose, upgrade and expansion of this facility in a timely manner, we will need to otherwise secure access to capacity significantly greater than what we have previously used as we commercialize our products.

In order to bring our facility fully on line, we will need to complete design and other plans needed for the repurpose of the facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The repurpose will have to be completed on a timely basis and within an acceptable budget, which we currently anticipate will require approximately $5.0 million to $7.0 million of capital expenditures for the six months ending December 31, 2013. In addition, to expand our facility to accommodate forecasted volumes and sales growth, we anticipate we will need to spend approximately $19.0 million to $21.0 million of additional funds in 2014. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing the facility online, we may be unable to meet our production goals in the time frame we have planned. We may not be successful in producing the amount and quality of product we anticipate in the facility and our results of operations may suffer as a result. Further, we intend to continue to utilize various third-party contract manufacturers, which will reduce our ability to control product quality and the speed and timing of manufacturing, protect our proprietary position in our products and lower our manufacturing costs.

Failure to achieve expected manufacturing yields for our products could negatively impact our operating results.

Low yields may result from product design, development stage or process technology failures. We do not know whether a yield problem exists until our products are manufactured based on our design. When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield deficiencies may not be identified until well into the production process. We are repurposing our manufacturing facility acquired in July 2012 for high volume production and anticipate further expanding capacity at this facility using a portion of the proceeds from the IPO, and we may experience delays or product yield issues as this facility comes online. In the event we continue to rely on third-party manufacturers, resolution of yield problems requires cooperation among, and communication between us and our manufacturers. We have limited experience producing a number of our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.

We rely on a single supplier based in China for a key ingredient of Regalia.

The active ingredient in our Regalia product line is derived from the giant knotweed plant, which we obtain from China. Our single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to our third-party manufacturer in the United States. A disruption at our supplier’s manufacturing site or a disruption in trade between the United States and China could negatively impact sales of Regalia. We currently use one supplier and do not have a long-term supply contract with this supplier. There can be no assurance that we will continue to be able to obtain dried extract from China at a competitive price point.

We have limited experience in marketing and selling our products and will need to expand our sales and marketing infrastructure.

We currently have limited sales and marketing experience and capabilities. As of June 30, 2013, we employed 34 full-time sales and marketing personnel, 11 of which focus on technical support and demonstration and research field trials. We will need to further develop our sales and marketing capabilities in order to successfully commercialize Zequanox, Opportune, Venerate and other products we are developing, which may involve substantial costs. Our internal sales and marketing staff consists primarily of sales and marketing specialists and field development specialists who are trained to educate growers and independent distributors on the uses and benefits of our products. These specialists require a high level of technical expertise and knowledge regarding the capabilities of our products compared with other pest management products and techniques. There can be no assurance that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing teams of our current and future competitors, many of which may have more established relationships with distributors and growers. Our inability to recruit, train and retain sales and marketing personnel or their inability to effectively market and sell the products we are developing could impair our ability to gain market acceptance of our products and cause our sales to suffer.

If we are unable to maintain and further establish successful relations with the third-party distributors that are our principal customers, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, sales of our products would decline.

In the United States, we rely on independent distributors of agrichemicals such as Crop Production Services and Wilbur Ellis to distribute and assist us with the marketing and sale of Regalia, Grandevo and other products we are developing. These distributors are our principal customers, and our future revenues growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. If our distributors are unable to sell our products, or receive negative feedback from end users, they may not continue to purchase or market our products. In addition, our products are often combined with other pesticides. If our products are improperly combined with other pesticides they may damage the treated plants, and, even when properly combined, our products may be blamed for damage caused by these other pesticides. Any such issues could damage our brands or reputation.

In addition, there can be no assurance that our distributors will focus adequate resources on selling our products to end users or will be successful in selling them. Many of our potential distributors are in the business of distributing and sometimes manufacturing other, possibly competing, pest management products. As a result, these distributors may perceive our products as a threat to various product lines currently being distributed or manufactured by them. In addition, these distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

We depend on a limited number of distributors.

Our current revenues are derived from a limited number of key customers, each of which serves as a third-party distributor to our products’ end users. For the year ended December 31, 2012, our top three distributors accounted for 58% of our total revenues, with Crop Production Services, Engage Agro and Helena Chemical accounting for 33%, 13% and 12% of our total revenues, respectively. For the three and six months ended June 30, 2013, our top distributor, Crop Production Services accounted for 60% and 43% of our total revenues, respectively. We expect a limited number of distributors to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant distributors could materially adversely affect our revenues, financial condition and results of operations.

We rely on the experience and expertise of our senior management team and other key personnel, and if we are unable to recruit or retain qualified personnel, our development and commercialization efforts may be significantly delayed.

We depend heavily on the principal members of our management, particularly Dr. Pamela G. Marrone, our founder, President and Chief Executive Officer, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. Although we maintain and are the beneficiary of $5.0 million in key person life insurance policies for the life of Dr. Marrone, we do not believe the proceeds would be adequate to compensate us for her loss.

As we expand our operations, we will need to hire additional qualified research and development and management personnel to succeed. The process of hiring, training and successfully integrating qualified personnel into our operation is a lengthy and expensive one. The market for qualified personnel such as experienced fermentation engineers and formulation chemists is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products. Our failure to hire and retain qualified personnel could impair our ability to meet our research and development and business objectives and adversely affect our results of operations and financial condition.

We also have relationships with scientific collaborators at academic and other institutions, some of whom conduct research at our request or assist us in formulating our research and development strategy. These scientific collaborators are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these scientific collaborators and can generally expect these individuals to devote only limited amounts of time to our activities. The inability of any of these persons to devote sufficient time and resources to our programs could harm our business. In addition, these collaborators may have arrangements with other companies to assist those companies in developing technologies that may compete with our products.

Our intellectual property is integral to our business. If we are unable to protect our patents and proprietary rights in the United States and foreign countries, our business could be adversely affected.

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of June 30, 2013, we owned 2 and in-licensed 5 U.S. patents and we owned 30 and in-licensed 2 pending provisional and non-provisional U.S. patent applications relating to microorganisms and natural product compounds, uses and related technologies. Also, as of June 30, 2013, we had acquired ownership of 1 and in-licensed 23 foreign patents and owned 201 and in-licensed 6 pending foreign patent applications. We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive.

The patent position of biotechnology and biochemical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

Our patents and those patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. We are not certain that our pending patent applications will be issued. Moreover, our competitors could challenge or circumvent our patents or pending patent applications. It is also not possible to patent and protect all knowledge and know-how associated with our products so there may be areas that are not protected such as certain formulations and manufacturing processes. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

For certain of our products, we hold co-exclusive licenses to certain of the intellectual property related to these products. Although our products that are derived from intellectual property licensed to us on a co-exclusive basis also include our own proprietary technology, the third parties with whom we share co-exclusive rights may develop products based on the same underlying intellectual property. This could adversely affect the sale of our products.

Intellectual property litigation could cause us to spend substantial resources and could distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants, advisors and third-party manufacturers. It is possible that these agreements may be breached and that any remedies for a breach will not make us whole. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect these proprietary rights, our trade secret-protected know-how could fall into the public domain, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. We also cannot guarantee that other parties will not independently develop our knowhow or otherwise obtain access to our technologies.

Third parties may misappropriate our microbial strains.

Third parties, including contract manufacturers, often have custody or control of our microbial strains. If our microbial strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce the microbial strains for their own commercial gain. If this were to occur, it would be difficult for us to challenge and prevent this type of use, especially in countries with limited intellectual property protection.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment such as ours in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Patents issued to third parties may contain claims that conflict with our patents and that may place restrictions on the commercial viability of our products and technologies. Third parties could assert infringement claims against us in the future. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, product candidates and technology. We may not be aware of all such third-party intellectual property rights potentially relevant to our products and product candidates.

Any litigation, adversarial proceeding or proceeding before governmental authorities regarding intellectual property rights, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation adversarial proceedings or proceedings before governmental authorities could also force us to:

•	stop or delay using our proprietary screening technology;

•	stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property;

•	pay damages; and/or

•	enter into licensing or royalty agreements which, if available at all may only be available on unfavorable terms.

Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we fail to maintain and successfully manage our existing, or enter into new, strategic collaborations and other relationships, we may not be able to expand commercial development and sales of many of our products.

Our ability to enter into, maintain and manage collaborations and other relationships in our markets is fundamental to the success of our business. We currently have entered into various license agreements, research and development agreements, supply agreements and distribution agreements. We currently rely on our third parties for manufacturing and sales or marketing services and intend to continue to do so for the foreseeable future, and we intend to enter into other strategic agreements to produce, market and sell other products we develop. However, we may not be successful in entering into new arrangements with third parties for the production, sale and marketing of other products. Any failure to enter into new strategic arrangements on favorable terms or to maintain or manage our existing strategic arrangements could delay or hinder our ability to develop and commercialize our products and could increase our costs of development and commercialization.

We expect to derive a portion of our revenues from markets outside the United States, including Europe and Latin America, which will subject us to additional business risks.

Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our products in foreign countries. For the year ended December 31, 2012 and the three and six months ended June 30, 2013, international sales comprised 20%, 6% and 8% of total revenues, respectively, and we expect to increase the relative percentage of international sales in the future. We have been conducting field trials in Europe, Latin America, Africa and elsewhere. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise harm our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights that could adversely affect our ability to compete in international markets and have a negative effect on our operating results. Revenues generated outside the United States could also result in increased difficulty in collecting delinquent or unpaid accounts receivables, adverse tax consequences and currency fluctuations.

Our Zequanox product line requires additional development, and during the initial commercialization of Zequanox, we will be relying on successful bidding for government contracts, which could require a longer sales cycle than the private sector.

Our Zequanox product line is principally designed to kill invasive mussels that restrict critical water flow in industrial and power facilities and impinge on access to recreational waters. This product requires additional development to improve ease of application, and because this product will be used in open waters, it may also require additional ecological testing. We expect our near-term sales of Zequanox will continue to be to governmental agencies and regulated industries, which typically take longer to negotiate and approve contracts than the private sector. Further, we currently expect that our governmental sales may be subject to bidding procedures as well as uncertainties surrounding these agencies’ budget approval processes. Therefore, we anticipate that the sales cycle for Zequanox will continue to be longer than that for our pest management products sold into agricultural markets.

We may require additional financing in the future and may not be able to obtain such financing on favorable terms, if at all, which could force us to delay, reduce or eliminate our research and development activities.

We may need to raise more money to continue our operations, and we may make significant capital expenditures in connection with scaling up our operations, including, for example, the repurpose of our manufacturing facility. We may seek additional funds from public and private stock offerings, corporate collaborations and licenses, borrowings under lease lines of credit or other sources. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products that we otherwise would seek to commercialize ourselves. Moreover, our cash used in operations has exceeded cash generated from operations in each period since our inception. We used approximately $14.4 million and $9.2 million of net cash used in operating activities for the six months ended June 30, 2013 and 2012, respectively. In addition, for the six months ended June 30, 2013 and 2012, we incurred expenses of $7.2 million and $5.1 million, respectively, for research and development. We expect that our current resources, together with the proceeds from the IPO and future operating revenue, will be sufficient to fund operations for at least the next 24 months. We may attempt to raise additional capital due to market conditions or strategic considerations even if we have sufficient funds for planned operations.

We use hazardous materials in our business and are subject to potential liability under environmental laws. Any claims relating to improper handling, storage or disposal of hazardous materials could be time consuming and costly to resolve.

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling, disposal and release of hazardous materials and certain waste products. Our research and development and manufacturing activities involve the controlled use of hazardous materials and biological waste. Some of these materials may be novel, including bacteria with novel properties and bacteria that produce biologically active compounds. We cannot eliminate the risk of accidental contamination or discharge and any injury resulting from these materials. In addition, although we have not currently identified any environmental liabilities, the manufacturing facility we purchased in July 2012 may have existing environmental liabilities associated with it that may also result in successor liabilities for us, and we will be subject to increased exposure to potential environmental liabilities as we manufacture our products on a larger scale. We may also be held liable for hazardous materials brought onto the premises of our manufacturing facility before we acquired title, without regard for fault for, or knowledge of, the presence of such substances, as well as for hazardous materials that may be discovered after we no longer own the property if we sell it in the future. In the event of an accident, or if any hazardous materials are found within our operations or on the premises of our manufacturing facility in violation of the law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This liability could exceed our resources, and, if significant losses arise from hazardous substance contamination, our financial viability may be substantially and adversely affected.

In addition, we may have to incur significant costs to comply with future environmental laws and regulations. In addition, we cannot predict the impact of new governmental regulations that might have an adverse effect on the research, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations. Our business may be harmed by the cost of compliance.

Our collaborators may use hazardous materials in connection with our collaborative efforts. To our knowledge, their work is performed in accordance with applicable biosafety regulations. In the event of a lawsuit or investigation, however, we could be held responsible for any injury caused to persons or property by exposure to, or release of, hazardous materials used by these parties. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations.

Any decline in U.S. agricultural production could have a material adverse effect on the market for pesticides and on our results of operations and financial.

Conditions in the U.S. agricultural industry significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products. State and federal governmental policies, including farm subsidies and commodity support programs, as well as the prices of fertilizer products and the prices at which produce may be sold, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of pesticides for particular agricultural applications. There are various proposals pending before the U.S. congress to cut or eliminate various agricultural subsidies. If such proposals are implemented, they may adversely impact the U.S. agricultural industry and suppliers to that industry such as us.

Our headquarters and facility and certain manufacturers and suppliers are located in regions that are subject to natural disasters, as well as in some cases geopolitical risks and social upheaval.

Our Davis, California headquarters and facility is located near a known earthquake fault. The impact of a major earthquake or other natural disaster, including floods, on our facilities, infrastructure and overall operations is difficult to predict and any natural disaster could seriously disrupt our entire business process. In addition, Regalia is produced by a third-party manufacturer in Florida in a location that could be impacted by hurricane activity, and certain of our raw materials are sourced in China, which is subject to risks associated with uncertain political, economic and other conditions such as the outbreak of contagious diseases, such as avian flu, swine flu and SARS, and natural disasters. The insurance we maintain may not be adequate to cover our losses resulting from natural disasters or other business interruptions. Although these risks have not materially adversely affected our business, financial condition or results of operations to date, there can be no assurance that such risks will not do so in the future.

Inability to comply with regulations applicable to our facilities and procedures could delay, limit or prevent our research and development or manufacturing activities.

Our research and development and manufacturing facilities and procedures are subject to continual review and periodic inspection. We must spend funds, time and effort in the areas of production, safety and quality control and assurance to ensure full technical compliance with the regulations applicable to these facilities and procedures. If the EPA or another regulatory body determines that we are not in compliance with these regulations, regulatory approval of our products could be delayed or we may be required to limit or cease our research and development or manufacturing activities or pay a monetary fine. If we are required to limit or cease our research and development activities, our ability to develop new products would be impaired. In addition, if we are required to limit or cease our manufacturing activities, our ability to produce our products in commercial quantities would be impaired or prohibited, which would harm our business.

We may be exposed to product liability and remediation claims, which could harm our business.

The use of certain bio-based pest management and plant health products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations, may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot provide assurance that our products will not cause injury to crops, the environment or people under all circumstances. For example, our products may be improperly combined with other pesticides or, even when properly combined, our products may be blamed for damage caused by these other pesticides. The costs of remediation or products liability could materially adversely affect our future quarterly or annual operating results.

We may be held liable for, or incur costs to settle, liability and remediation claims if any products we develop, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

We currently maintain product liability insurance at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We cannot guarantee that our product liability insurance is adequate and, at any time, it is possible that this insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our assets or insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters, which could harm our business.

Our ability to use our net operating loss carry-forwards to offset future taxable income may be subject to certain limitations.

As of June 30, 2013, we had approximately $62.4 million of federal and $60.3 million state operating loss carry-forwards available to offset future taxable income, which expire in varying amounts beginning in 2026 for federal and 2016 for state purposes if unused. It is possible that we will not generate taxable income in time to use these loss carry-forwards before their expiration.

In addition, it is possible that the IPO may cause a reduction in the value of our net operating loss carryforwards realizable for income tax purposes. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Even if the IPO does not cause an “ownership change,” other future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could also result in an ownership change under Section 382. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (subject to certain adjustments) and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.” The applicable rate for ownership changes occurring in the month of September 2013 was 3.28%.

Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses, that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if the amount or value of these deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock.

We completed a Section 382 analysis as of May 1, 2013 and concluded that approximately $0.5 million in federal net operating losses are expected to expire prior to utilization as a result of our previous ownership changes and corresponding annual limitations. Although an analysis has not been completed, we believe that a similar amount of state net operating losses would also expire prior to utilization. We have not updated our Section 382 analysis to consider events since May 1, 2013, including the effect of issuing common stock pursuant to the IPO, the automatic conversion of all outstanding convertible notes as a result of the IPO, and any other related transactions. Our existing net operating loss carry-forwards or credits may be subject to significant limitations due to these events. Our inability to use these net operating loss carry-forwards as a result of the Section 382 limitations could harm our financial condition.

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, which could subject us to civil or criminal penalties.

The complex legal and regulatory environment exposes us to compliance and litigation costs and risks that could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events. They include environmental laws and regulations, tax laws and regulations, import and export laws and regulations, government contracting laws and regulations, labor and employment laws and regulations, securities and exchange laws and regulations, and other laws such as the Foreign Corrupt Practices Act. In addition, proposed laws and regulations in these and other areas could affect the cost of our business operations. We face the risk of changes in both domestic and foreign laws regarding trade, potential loss of proprietary information due to piracy, misappropriation or foreign laws that may be less protective of our intellectual property rights. Violations of any of these laws and regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Ownership of our Common Stock

The concentration of our capital stock ownership with our executive officers and directors, and their respective affiliates, will limit your ability to influence corporate matters.

Immediately following the completion of the IPO, our executive officers and directors and their affiliates beneficially owned or controlled, directly or indirectly, an aggregate of 6.5 million shares, or 33.6%, of our common stock. This concentrated control will limit your ability to influence some corporate matters and could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Our common stock may experience extreme price and volume fluctuations, and you may not be able to resell shares of our common stock at or above the price you paid.

We are an early stage company with a limited operating history and a history of losses. As a result, we cannot predict the extent to which a trading market will develop following the IPO or how liquid that market might become. The trading price of our common stock following the IPO is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations, those of our competitors or those of our customers;

•	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;

•	our ability to develop and market new products on a timely basis;

•	disruption to our operations;

•	media reports and publications about pest management products;

•	announcements concerning our competitors or the pest management industry in general;

•	our entry into, modification of or termination of key license, research and development or collaborative agreements;

•	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals;

•	general and industry-specific economic conditions;

•	any major change in our board of directors or management;

•	commencement of, or our involvement in, litigation;

•	changes in financial estimates, including our ability to meet our future net revenues and operating profit or loss projections; and

•	changes in earnings estimates or recommendations by securities analysts.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our business.

If securities or industry analysts do not publish research or reports about our business or our industry, or publish negative reports about our business or our industry, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business, our industry or our competitors. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, change their opinion of the prospects for our company in a negative manner, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market after the IPO, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Upon completion of the IPO, we had 19.1 million shares of common stock outstanding. The shares of common stock offered in the IPO were freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We, our executive officers and directors, and all other holders of at least 5% of the shares of our common stock have agreed, subject to certain exceptions, not to sell or transfer any common stock, or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, for 180 days after the date of the IPO, without first obtaining written consent of each of Jefferies LLC and Piper Jaffray & Co., representatives of the underwriters. See “Underwriting.” In addition, we have entered into market stand-off agreements that impose restrictions on the ability of certain security holders to offer, sell or transfer our equity securities for a period of 180 days after the date of the IPO.

All of our shares of common stock outstanding as of the date of the IPO may be sold in the public market by existing stockholders 180 days after the date of the IPO, subject to applicable limitations imposed under federal securities laws.

Approximate Number of Shares and % of Total Outstanding	Date Available for Sale into Public Market
5.6 million or 29.4%	Immediately after completion of the IPO
12.7 million or 66.6%	180 days after the date of the IPO
0.8 million or 4.0%	From time to time after the date 180 days after the date of the IPO

In the future, we may also issue our securities in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock, which would result in dilution.

Because we have no plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which includes, among other things:

•	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

•	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and

•	exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board.

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after our initial public offering, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenues of $1 billion or more, (ii) the date on which we have, during the previous three year period, issued more than $1 billion in non-convertible debt or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. We have made an irrevocable decision to opt out of this extended transition period for complying with new or revised accounting standards.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company.”

As a public company, particularly after we cease to qualify as an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs will increase. It is likely that we will need to hire additional staff in the areas of investor relations, legal and accounting to operate as a public company. We also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we will be required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as an emerging growth company, we will not need to comply with the auditor attestation provisions of Section 404 for several years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

When the available exemptions under the JOBS Act, as described above, cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of our board of directors to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the establishment of a classified board of directors requiring that only a subset of the members of our board of directors be elected at each annual meeting of stockholders;

•	the prohibition of cumulative voting in our election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement that stockholders provide advance notice to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;

•	the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the inability of our stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;

•	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend, or repeal our bylaws;

•	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to repeal or adopt any provision of our certificate of incorporation regarding the election of directors;

•	the required approval of the holders of at least 80% of such shares to amend or repeal the provisions of our bylaws regarding the election and classification of directors; and

•	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to remove directors without cause.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us. For a description of our capital stock, see “Description of Capital Stock.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities

We have sold the following unregistered securities, giving effect to the 1-for-3.138458 reverse stock split that was effective on August 1, 2013:

Convertible Preferred Stock.

In July 2013, we issued to an accredited investor 9,590 shares of Series B convertible preferred stock at a purchase price of $4.8486 per share, for an aggregate purchase price of $46,501, upon the exercise of an outstanding warrant.

Warrants

In April 2013, we issued to accredited investors warrants to purchase a variable number of shares of common stock, with coverage based on 20% of the aggregate of $4.95 million invested by such investors in promissory notes.

In June 2013, we issued to accredited investors warrants to purchase a variable number of shares of common stock, with coverage based on 10% of the $5.0 million provided by such investors under a credit facility agreement.

Debt Securities

In April 2013, we sold to accredited investors, promissory notes for an aggregate consideration of approximately $4.75 million.

In May 2013, we sold to accredited investors, in a series of closings, convertible notes for an aggregate consideration of approximately $6.5 million.

Equity Incentive Plans

During the quarter, pursuant to the 2011 Plan, we granted options to purchase an aggregate of 151,667 shares of common stock to officers and employees, with a weighted-average exercise price of $12.0831 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes that each transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act (or Rule 506 of Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or pursuant to a compensatory benefit plan approved by the registrant’s board of directors. Each recipient of the securities in these transactions represented his, her or its intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient received adequate information about the registrant or had adequate access, through his, her or its relationship with us, to information about the Company. The sales of these securities were made without any general solicitation or advertising.

(b)	Use of Proceeds from Public Offering of Common Stock

On August 7, 2013, we closed our IPO of 5,462,500 shares of common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares) at a price to the public of $12.00 per share. The total gross proceeds from the offering to the Company were $65.6 million and after deducting underwriting discounts and commissions of approximately $4.6 million and other offering expenses payable by the Company the aggregate net proceeds received by the Company totaled approximately $56.0 million. The offer and sale of all the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-189753 and 333-190324), which was declared effective by the SEC and were automatically effective, respectively, on August 1, 2013. The offering commenced as of August 1, 2013 and did not terminate before all of the securities registered in the registration statement were sold. Jefferies LLC, Piper Jaffray & Co., Stifel, Nicolaus & Company, Incorporated and Roth Capital Partners, LLC acted as the underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries or directors for director fees. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC dated as of August 2, 2013 pursuant to Rule 424(b). We invested a portion of the funds received in FDIC insured money market accounts and time certificates of deposit.

ITEM 5. OTHER INFORMATION

On September 9, 2013, we entered into a lease agreement for a new office and laboratory facility located in Davis, California. The initial term of the lease is for a period of 60 months commencing on the later of the date of substantial completion of initial improvements to the leased property, or May 1, 2014. The monthly base rent is $46,000 for the first 12 months with a 3% increase each year thereafter. We will have the option to extend the lease term twice for a period of five years each.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on September 13, 2013.

MARRONE BIO INNOVATIONS, INC.

/S/ PAMELA G. MARRONE
Pamela G. Marrone President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Lease Agreement with Six Davis, LLC.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended June 30, 2013 and June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and June 30, 2012 and (v) Notes to Condensed Consolidated Financial Statements

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.