Form 10-Q
period 2013-09-30
MARRONE BIO INNOVATIONS INC
filed 2013-11-08
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 1, 2013
Common Stock, $0.00001 par value	19,207,690

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,775	$10,006
Restricted cash	—	9,139
Short-term investments	12,684	—
Accounts receivable	2,050	2,970
Inventories	10,754	4,872
Prepaid expenses and other current assets	2,357	478

Total current assets	68,620	27,465
Property, plant and equipment, net	5,726	3,528
Other assets	1,057	2,785

Total assets	$75,403	$33,778

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,125	$2,104
Accrued liabilities	2,973	3,023
Deferred revenue, current portion	1,094	324
Capital lease obligations, current portion	782	207
Debt, current portion	177	8,572
Preferred stock warrant liability	—	1,884
Common stock warrant liability	—	301
Convertible notes payable, current portion	—	22,518

Total current liabilities	10,151	38,933
Deferred revenue, less current portion	1,453	1,696
Capital lease obligations, less current portion	538	195
Debt, less current portion	12,261	7,766
Convertible notes payable, less current portion	—	19,342
Other liabilities	569	481

Total liabilities	24,972	68,413
Commitments and contingencies (Note 13)
Preferred stock: $0.00001 par value; 20,000 shares authorized, no shares issued or outstanding at September 30, 2013; no shares authorized, issued or outstanding at December 31, 2012	—	—
Convertible preferred stock—Series A: $0.00001 par value; no shares authorized, issued or outstanding at September 30, 2013; 1,489 shares authorized and 1,484 shares issued and outstanding at December 31, 2012	—	3,747
Convertible preferred stock—Series B: $0.00001 par value; no shares authorized, issued or outstanding at September 30, 2013; 2,252 shares authorized and 2,242 shares issued and outstanding at December 31, 2012	—	10,758
Convertible preferred stock—Series C: $0.00001 par value; no shares authorized, issued or outstanding at September 30, 2013; 5,082 shares authorized and 4,778 shares issued and outstanding at December 31, 2012	—	25,107
Stockholders’ deficit:
Common stock: $0.00001 par value; 250,000 shares authorized and 19,199 shares issued and outstanding at September 30, 2013; 12,936 shares authorized and 1,267 shares issued and outstanding at December 31, 2012	—	—
Additional paid-in capital	145,876	1,322
Accumulated deficit	(95,445)	(75,569)

Total stockholders’ equity (deficit)	50,431	(74,247)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$75,403	$33,778

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amount)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2013	2012	2013	2012
Revenues:
Product	$1,265	$662	$8,333	$4,039
License	81	76	243	207

Total revenues	1,346	738	8,576	4,246
Cost of product revenues	1,077	521	6,270	2,065

Gross profit	269	217	2,306	2,181
Operating expenses:
Research and development	4,454	3,350	11,678	8,498
Selling, general and administrative	4,493	2,617	10,447	7,105

Total operating expenses	8,947	5,967	22,125	15,603

Loss from operations	(8,678)	(5,750)	(19,819)	(13,422)
Other income (expense):
Interest income	24	10	25	16
Interest expense	(1,119)	(593)	(5,389)	(1,250)
Change in estimated fair value of financial instruments	3,730	(7,473)	6,717	(7,053)
Gain on extinguishment of debt	—	—	49	—
Other (expense) income, net	(67)	4	(81)	11

Total other income (expense), net	2,568	(8,052)	1,321	(8,276)

Loss before income taxes	(6,110)	(13,802)	(18,498)	(21,698)
Income taxes	—	—	—	—

Net loss	(6,110)	(13,802)	(18,498)	(21,698)
Deemed dividend on convertible notes	—	—	(1,378)	(1,253)

Net loss attributable to common stockholders	$(6,110)	$(13,802)	$(19,876)	$(22,951)

Net loss per common share:
Basic	$(0.47)	$(10.94)	$(3.83)	$(18.32)

Diluted	$(0.53)	$(10.94)	$(3.86)	$(18.32)

Weighted-average shares outstanding used in computing net loss per common share:
Basic	12,888	1,262	5,187	1,253

Diluted	14,017	1,262	5,229	1,253

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2013	2012	2013	2012
Net loss	$(6,110)	$(13,802)	$(18,498)	$(21,698)
Other comprehensive loss	—	—	—	—

Comprehensive loss	$(6,110)	$(13,802)	$(18,498)	$(21,698)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands)

(Unaudited)

CONVERTIBLE PREFERRED STOCK
	SERIES A		SERIES B		SERIES C		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2012	1,484	$3,747	2,242	$10,758	4,778	$25,107	8,504	$39,612
Net loss	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—
Deemed dividend, convertible notes	—	—	—	—	—	—	—	—
Cash exercise of preferred stock warrants	—	—	10	47	—	—	10	47
Net exercise of preferred stock warrants	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(1,484)	(3,747)	(2,252)	(10,805)	(4,778)	(25,107)	(8,514)	(39,659)
Convertible notes converted into common stock	—	—	—	—	—	—	—	—
Cash exercise of common stock warrants	—	—	—	—	—	—	—	—
Net exercise of common stock warrants	—	—	—	—	—	—	—	—
Reclassification of warrants from liability to equity	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs and underwriter commission	—	—	—	—	—	—	—	—

Balance at September 30, 2013	—	$—	—	$—	—	$—	—	$—

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) – Continued

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
Balance at December 31, 2012	1,267	$—	$1,322	$(75,569)	$(74,247)
Net loss	—	—	—	(18,498)	(18,498)
Exercise of stock options	93	—	81	—	81
Share-based compensation	—	—	1,125	—	1,125
Deemed dividend, convertible notes	—	—	—	(1,378)	(1,378)
Cash exercise of preferred stock warrants	—	—	—	—	—
Net exercise of preferred stock warrants	71	—	—	—	—
Conversion of preferred stock into common stock	8,514	—	39,659	—	39,659
Convertible notes converted into common stock	3,741	—	44,890	—	44,890
Cash exercise of common stock warrants	3	—	25	—	25
Net exercise of common stock warrants	47	—	—	—	—
Reclassification of warrants from liability to equity	—	—	2,669	—	2,669
Issuance of common stock upon initial public offering, net of offering costs and underwriter commission	5,463	—	56,105	—	56,105

Balance at September 30, 2013	19,199	$—	$145,876	$(95,445)	$50,431

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2013	2012
Cash flows from operating activities
Net loss	$(18,498)	$(21,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	594	447
Loss on disposal of equipment	47	—
Share-based compensation	1,125	466
Noncash interest expense	4,068	546
Change in estimated fair value of financial instruments	(6,717)	7,053
Gain on extinguishment of debt	(49)	—
Amortization of investment securities premiums/discounts, net	4	—
Net changes in operating assets and liabilities:
Accounts receivable	920	(52)
Inventories	(5,882)	(2,362)
Prepaid expenses and other current assets	(1,413)	(52)
Other assets	1,922	(1,784)
Accounts payable	3,021	1,485
Accrued liabilities	(50)	(157)
Deferred revenue	527	792
Other liabilities	(37)	(15)

Net cash used in operating activities	(20,418)	(15,331)
Cash flows from investing activities
Purchases of property, plant and equipment	(2,238)	(2,149)
Proceeds from sale of equipment	16	—
Purchase of short-term investments	(12,688)	—
Maturities of short-term investments	—	2,000

Net cash used in investing activities	(14,910)	(149)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs and underwriter commissions	56,105	—
Proceeds from issuance of convertible notes payable	6,529	8,075
Proceeds from issuance of debt	3,700	9,875
Proceeds from line of credit	—	500
Repayment of line of credit	—	(500)
Repayment of debt	(9,367)	(708)
Repayment of capital leases	(162)	(122)
Proceeds from secured borrowing	2,880	—
Reductions in secured borrowing	(2,880)	—
Change in restricted cash	9,139	—
Proceeds from exercise of stock options	81	22
Proceeds from exercise of preferred stock warrants	47	—
Proceeds from exercise of common stock warrants	25	—

Net cash provided by financing activities	66,097	17,142

Net increase in cash and cash equivalents	30,769	1,662
Cash and cash equivalents, beginning of year	10,006	2,215

Cash and cash equivalents, end of period	$40,775	$3,877

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $450 and $43 for the nine months ended September 30, 2013 and 2012, respectively.	$1,321	$703

Supplemental disclosure of noncash investing and financing activities
Equipment acquired under capital leases	$617	$102

Interest added to the principal of convertible notes	$1,623	$—

Reclassification of warrants from liabilities to equity	$2,669	$—

Conversion of convertible notes to common stock	$44,890	$—

Conversion of preferred stock to common stock	$39,659	$—

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

In August 2013, the Company closed its initial public offering of 5,462,500 shares of its common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares) (IPO). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to the Company were $65,550,000, and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $56,105,000. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock and convertible notes automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised into shares of common stock (See Note 15).

The Company is an early stage company with a limited operating history and has only recently begun commercializing its products. As of September 30, 2013, the Company had an accumulated deficit of $95,445,000 and expects to incur losses for the next several years. Until the IPO in August 2013, the Company had funded operations primarily with the net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes, term loans, as well as proceeds from the sale of its products and payments under strategic collaboration agreements and government grants. The Company will need to generate significant revenue to achieve and maintain profitability. As of September 30, 2013, the Company had working capital of $58,469,000, cash and cash equivalents of $40,775,000, and short-term investments of $12,684,000.

On August 1, 2013, the Company amended and restated its certificate of incorporation to effect a reverse split of shares of its common stock at a 1-for-3.138458 ratio (See Note 14).

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

The accompanying financial information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2012 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto, included in the Prospectus.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit, money market funds and certificates of deposit accounts (CDs) with U.S. financial institutions. The Company is exposed to credit risk in the event of default by financial institutions to the extent that cash and cash equivalents balances with financial institutions are in excess of amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on these deposits.

Short-Term Investments

The Company’s short-term investments consist of certificates of deposit with original maturities less than one year but greater than three months which are classified as held-to-maturity. Certificates of deposit are stated at their amortized cost with realized gains or losses, if any, reported as other income or expenses in the condensed consolidated statements of operations. The Company routinely evaluates the realizability of its short-term investments and recognizes an impairment charge when a decline in the estimated fair value of a short-term investment is below the amortized cost and determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than amortized cost, any adverse changes in the investee’s financial condition, and the Company’s intent and ability to hold the short-term investment for a period of time sufficient to allow for any anticipated recovery in market value. To date, the Company has not experienced any losses on its short-term investments.

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

The Company’s customer base is dispersed across many different geographic areas, and currently most customers are pest management distributors in the U.S. Generally, receivables are due 30 to 90 days from the invoice date and are considered past due after this date, although the Company may offer extended terms from time to time.

For the three months ended September 30, 2013 and 2012, 27% and 5%, respectively, of the Company’s revenues were generated from international customers. For the nine months ended September 30, 2013 and 2012, 11% and 16%, respectively, of the Company’s revenues were generated from international customers.

From inception through December 31, 2012, the Company’s principal source of revenues was its Regalia product line. During the three and nine months ended September 30, 2013, Grandevo and Regalia were the principal sources of the Company’s total revenues. For the three months ended September 30, 2013 and 2012, these two product lines accounted for 94% and 86%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2013 and 2012, these two product lines accounted for 97% and 92%, respectively, of the Company’s total revenues.

Customers with 10% or more of the Company’s total revenues consist of the following:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F
For the three months ended September 30,
2013	18%	17%	*	*	*	10%
2012	35%	*	16%	13%	*	12%
For the nine months ended September 30,
2013	39%	*	*	*	*	*
2012	36%	*	14%	*	11%	*

*	Represents less than 10% of total revenues

Customers with 10% or more of the Company’s outstanding accounts receivable consist of the following:

	Customer A	Customer B	Customer C	Customer D	Customer E
September 30, 2013	*	*	22%	*	37%
December 31, 2012	33%	17%	11%	11%	*

*	Represents less than 10% of accounts receivable

Inventories

Inventories are stated at the lower of cost or market value (net realizable value or replacement cost) and include the cost of material and external labor and manufacturing costs. Cost is determined on the first-in, first-out basis. The Company provides for inventory reserves when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additionally, the Company provides reserves for excess and slow-moving inventory on hand that is not expected to be sold to reduce the carrying amount of excess slow-moving inventory to its estimated net realizable value. The reserves are based upon estimates about future demand from the Company’s customers and distributors and market conditions. As of September 30, 2013 and December 31, 2012, the Company had no reserves against its inventories.

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of September 30, 2013, the Company recorded current deferred cost of product revenues of $357,000 which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet. As of December 31, 2012, the Company had no deferred cost of product revenues. During the three and nine months ended September 30, 2013, the company recorded an adjustment of $167,000 to write down the carrying value of deferred cost of product revenues to net realizable value.

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

As the Manufacturing Plant had not yet been placed in service as of September 30, 2013, the assets acquired, except the land, were recorded as construction in process as a component of property, plant and equipment in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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

Product revenues consist of revenues generated from sales to distributors and from sales of our products to direct customers, net of rebates and cash discounts. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor in comparison to the Company’s historical terms are considered to be longer than typical, the distributor history of adhering to the terms of its contractual arrangements with the Company, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. When the Company offers payment terms that are considered to be extended in comparison to the Company’s historical terms, the Company considers the arrangement not to be fixed and determinable, and accordingly, revenue is deferred until payment is due. The costs associated with such deferral are also deferred and classified in prepaid expenses and other current assets in the condensed consolidated balance sheet. The Company currently recognizes revenue primarily on the sell-in method with its distributors. Distributors do not have price protection or return rights.

As of September 30, 2013, the Company recorded current deferred product revenues of $770,000. As of December 31, 2012, the Company had no deferred product revenues.

From time to time, the Company offers certain product rebates, which are recorded as reductions to product revenues. An accrued liability for these product rebates is recorded at the time the revenues are recorded.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. No payments were received under these agreements during the three and nine months ended September 30, 2013 and the three months ended September 30, 2012, and $1,000,000 was received during the nine months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the Company recognized $81,000 and $76,000, respectively, as license revenues in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, the Company recognized $243,000 and $207,000, respectively, as license revenues in the accompanying condensed consolidated statements of operations. At September 30, 2013, the Company recorded current and non-current deferred revenues of $324,000 and $1,453,000, respectively, related to payments received under these agreements. At December 31, 2012, the Company recorded current and non-current deferred revenues of $324,000 and $1,696,000 respectively, related to payments received under these agreements.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements issued during the nine months ending September 30, 2013 that are of significance, or potential significance, to the Company. Any recent accounting pronouncements that are of significance, or potential significance, to the Company are set forth in the notes of the annual consolidated financial statements included in the Prospectus.

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	SEPTEMBER 30, 2013
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$28,660	$28,660	$—	$—

	DECEMBER 31, 2012
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$7,668	$7,668	$—	$—

Liabilities
Common stock warrant liability	$301	$—	$—	$301
Preferred stock warrant liability	1,884	—	—	1,884
Convertible notes payable	41,860	—	—	41,860

Total liabilities at fair value	$44,045	$—	$—	$44,045

The money market funds held as of September 30, 2013, and December 31, 2012, were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

The Company estimated the fair value of the common and preferred stock warrant liabilities as of December 31, 2012 using the Probability Weighted Expected Return Method (PWERM), which analyzes the returns afforded to common equity holders under multiple future scenarios. Under the PWERM, share value is based upon the probability-weighted present value of expected future net cash flows (distributions to shareholders), considering each of the possible future events and giving consideration to the rights and preferences of each share class. This method is most appropriate when the long-term outlook for an enterprise is largely known and multiple future scenarios can be reasonably estimated.

The common and preferred stock warrant liabilities were valued by a PWERM valuation using six scenarios, which included three initial public offering scenarios, two merger scenarios and a sale of the Company’s intellectual property. An annual discount rate of 35% was applied to the PWERM valuations as of December 31, 2012. The common stock warrant liability valuation also included an 18% discount for lack of marketability as of December 31, 2012. As the PWERM estimates the fair value of the common and preferred stock warrant liabilities using unobservable inputs, it is considered to be a Level 3 fair value measurement.

Effective on the date of the IPO, under ASC 815-40-15, Contracts in Entity’s Own Equity, the common and preferred stock warrant liabilities were considered to be indexed to the Company’s stock, and accordingly, the total warrants liability of $2,669,000 was reclassified and included in stockholders’ equity as of September 30, 2013. The Company revalued the warrants immediately prior to the IPO. The fair value of the warrants which would have expired on the date of the IPO unless exercised was determined using the intrinsic method based on the IPO price of $12.00 per share, which is deemed a “Level 2” valuation method. The fair value of the warrants that would not have expired on the date of the IPO regardless of whether or not they were exercised was determined using the Black-Scholes-Merton option-pricing model, which is deemed a “Level 3” valuation method.

As a result of the change in estimated fair value between December 31, 2012 and the closing of the IPO, the Company recognized a net gain from the total change in estimated fair value of the common and preferred stock warrant liabilities as shown in the tables below.

The following table provides a reconciliation of the beginning and ending balances for the common and preferred stock warrant liabilities measured at fair value using significant unobservable inputs (Level 3). The amounts included in the “Transfers out of Level 3” represent the beginning balance in the interim quarter during which it was transferred (in thousands):

COMMON STOCK WARRANT LIABILITY
Fair value at December 31, 2012	$301
Warrants issued	900
Change in fair value recorded in change in fair value of financial instruments	377
Transfers out of Level 3	(434)
Reclassified to stockholders’ equity (deficit)	(1,144)

Fair value at September 30, 2013	$—

PREFERRED STOCK WARRANT LIABILITY
Fair value at December 31, 2012	$1,884
Change in fair value recorded in change in fair value of financial instruments	(823)
Transfers out of Level 3	(140)
Reclassified to stockholders’ equity (deficit)	(921)

Fair value at September 30, 2013	$—

Effective on the date of the IPO, all of the Company’s convertible notes were converted into shares of common stock. Prior to the IPO, convertible notes were valued by a PWERM valuation utilizing inputs similar to those used for estimating fair values of the common and preferred stock warrant liabilities described above. A discount rate of 25% was used for valuing the March and October 2012 Convertible Notes, defined in Note 11, as of December 31, 2012. A discount rate of 18% was used for valuing the October 2012 Subordinated Convertible Notes and the December 2012 Convertible Note, both defined in Note 11, as of December 31, 2012. These annual discount rates were applied in the PWERM valuation as of December 31, 2012. The Company revalued the warrants immediately prior to the IPO. As a result of the IPO, the number of shares to be issued became known and the Company estimated the fair value of the convertible notes using the intrinsic method based on the IPO price of $12 per share, which is deemed a “Level 2” valuation method. Due to the change in estimated fair values between December 31, 2012 or the issuance dates of the convertible notes issued during the nine months ended September 30, 2013 and the closing of the IPO, the Company recognized a gain from the change in estimated fair value of the convertible notes as shown in the table below.

The following table provides a reconciliation of the beginning and ending balances for the convertible notes measured at fair value using significant unobservable inputs (Level 3). The amounts included in the “Transfers out of Level 3” represent the beginning balance in the interim quarter during which it was transferred (in thousands):

Fair value at December 31, 2012	$41,860
Convertible notes issued	9,069
Convertible notes cancelled	(1,360)
Accrued interest	1,299
Change in fair valued recorded in change in fair value of financial instruments	(2,634)
Transfers out of Level 3	(48,234)

Fair value at September 30, 2013	$—

During the three months ended September 30, 2013, as noted above, there were $574,000 of preferred and common stock warrants and $48,234,000 of convertible notes transferred from the Level 3 to Level 2 category.

4. Short-term Investments

The amortized cost and estimated fair values of short-term investments are summarized in the following table (in thousands):

	SEPTEMBER 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held-to-Maturity
Certificates of deposit, with maturities less than 1 year	$12,684	$1	$(5)	$12,680

The short-term investments at September 30, 2013 were in inactive markets and, therefore, the estimated fair value is measured based on the Level 2 valuation hierarchy. The Company did not have any investments in securities as of December 31, 2012.

5. Inventories

Inventories consist of the following (in thousands):

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Raw materials	$4,652	$3,204
Work in progress	3,189	607
Finished goods	2,913	1,061

	$10,754	$4,872

6. Net Loss Per Share

Basic net loss per share, which excludes dilution, is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, convertible notes, convertible preferred stock and warrants, result in the issuance of common stock which share in the earnings of the Company. Stock options and convertible preferred stock have been excluded from the computation of diluted net loss per share for all periods as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the loss per share. The treasury stock method has been applied to determine the dilutive effect of warrants.

The following table sets forth the weighted average potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for each period presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2013	2012	2013	2012
Convertible preferred stock	2,714	8,504	6,274	8,504
Convertible notes (1)	503	—	501	—
Stock options outstanding	2,369	1,749	2,211	1,672
Warrants to purchase convertible preferred stock	32	207	61	153
Warrants to purchase common stock (2)	—	—	—	—

(1)	As of September 30, 2012, the Company had approximately $8,804,000, in contingently convertible notes payable and related accrued interest for which the contingencies related to conversion had not been met as of September 30, 2012. Therefore, it would have no dilutive or anti-dilutive impact until the contingency had been met effective upon the IPO in August 2013. Refer to Note 11 for further discussion. The Company used the if-converted method to determine the dilutive effect of convertible notes as of July 1, 2013, the beginning of the quarter when the contingency had been met.
(2)

In October 2012 and April 2013, the Company issued warrants to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Junior Secured Promissory Notes as defined in Note 10, divided by 70% of the value of common stock in a sale of the Company or a qualified initial public offering (Qualified IPO), with an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. In June 2013, the Company issued warrants to purchase a number of shares of common stock equal to 10% of the total committed amount of the June 2013 Credit Facility as defined in Note 10, divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. These warrants were contingently exercisable for which the contingencies related to exercise had not been met until the IPO in August 2013. Therefore, they would have no dilutive or anti-dilutive impact until the contingency had been met in August 2013. Refer to Note 10 for further discussion. The Company used the if-converted method to determine the dilutive effect of warrants to purchase common stock as of July 1, 2013, the beginning of the quarter when the contingency had been met.

The numbers of shares of common stock issuable upon the exercise of warrants to purchase convertible preferred stock and upon the conversion of convertible preferred stock were at a ratio of one-to-one.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net loss	$(6,110)	$(13,802)	$(18,498)	$(21,698)
Deemed dividend on convertible notes	—	—	(1,378)	(1,253)

Net loss attributable to common stockholders	$(6,110)	$(13,802)	$(19,876)	$(22,951)

Effect of potentially dilutive securities:
Convertible notes	(1,089)	—	(118)	—
Warrants to purchase common stock	(201)	—	(201)	—

Net loss for diluted earnings per share	$(7,400)	$(13,802)	$(20,195)	$(22,951)

Denominator:

Shares used for basic net loss per share	12,888	1,262	5,187	1,253

Effect of potentially dilutive securities:
Convertible notes	1,043	—	20	—
Warrants to purchase common stock	86	—	22	—

Weighted average shares outstanding for diluted earnings per share	14,017	1,262	5,229	1,253

Basic net loss per share:	$(0.47)	$(10.94)	$(3.83)	$(18.32)

Diluted net loss per share:	$(0.53)	$(10.94)	$(3.86)	$(18.32)

7. Other Assets

Other assets consist of the following (in thousands):

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Prepaid initial public offering costs	$—	$2,257
Prepaid distribution fees	127	134
Deferred financing costs	195	261
Deposit for equipment	463	—
Deposits on equipment leases	184	43
Other assets	88	90

	$1,057	$2,785

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Accrued compensation	$1,593	$1,342
Accrued expenses	1,380	1,295
Accrued product rebates	—	386

	$2,973	$3,023

9. Factoring and Security Agreement

On June 13, 2013, the Company entered into a factoring and security agreement (Factoring and Security Agreement) with a third-party that would enable the Company to sell the entire interest in certain accounts receivable up to $5,000,000. Under the Factoring and Security Agreement, 15% of the sales proceeds will be held back by the purchaser until collection of such receivables. Such holdbacks are not considered legal securities, nor are they certificated. Upon the sale of the receivable, the Company will not maintain servicing. The purchaser may require the Company to repurchase accounts receivable if (i) the payment is disputed by the account debtor, with the purchaser being under no obligation to determine the bona fides of such dispute, (ii) the account debtor has become insolvent or (iii) upon the effective date of the termination of the Factoring and Security Agreement. The purchaser will retain its security interest in any accounts repurchased by the Company. The Factoring and Security Agreement is secured by all of the Company’s personal property and fixtures, and proceeds thereof, including accounts receivable, inventory, equipment and general intangibles other than intellectual property. Upon sale of the receivable, the Company may elect to set up a reserve where upon the cash for the sale remains with the third-party and the Company can draw on the available amount on the reserve account at any time. The Company elected to utilize the reserve account.

The Company accounted for sales of accounts receivable under the Factoring and Security Agreement as a secured borrowing in accordance with ASC 860, Transfers and Servicing. As of September 30, 2013, the Company had $1,396,000 included in accounts receivable that were transferred under this arrangement and had $199,000 in excess funds available on the reserve account which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

10. Debt

Debt consists of the following (in thousands):

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Promissory note bearing interest at 6.25% per annum, which is payable monthly through May 2013, collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property). The Promissory Note was repaid in May 2013 (1)	$—	$35
Term Loan (Term Loan) bearing interest at 7.00% per annum which is payable monthly through April 2016. The Term Loan is collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) pledged as collateral under the Term Loan, subordinated (1)	339	426
Promissory note bearing interest at 7.00% per annum which is payable monthly through November 2014, collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property), net of unamortized debt discount at September 30, 2013 of $2, subordinated (1)	158	261
Senior secured promissory note (April 2012 Senior Secured Promissory Note) bearing interest at 15.00% per annum which is payable monthly through April 2017, collateralized by substantially all of the Company’s assets. The April 2012 Senior Secured Promissory Note was repaid in January 2013	—	8,374
Junior secured promissory notes (October 2012 and April 2013 Junior Secured Promissory Notes) bearing interest at 12.00% per annum which is payable monthly through October 2015, collateralized by substantially all of the Company’s assets, net of unamortized debt discount at September 30, 2013 of $509 (1)	11,941	7,242

Debt	12,438	16,338
Less current portion	(177)	(8,572)

	$12,261	$7,766

(1)	The lender’s security interest was subordinate to the holders of the April 2012 Senior Secured Promissory Note with the exception of its interest in equipment.

The Company believes the carrying values of its debt approximate their fair values at September 30, 2013 and December 31, 2012 based on the interest rates as of those dates compared to similar debt instruments.

Promissory Notes, Term Loan, Revolving Line of Credit and Credit Facility

In May 2008, the Company borrowed $400,000 pursuant to a promissory note with a bank which bears interest at the rate of 6.25% per annum and is repayable in 60 equal monthly installments of $7,785 commencing June 1, 2008. This promissory note was repaid in May 2013.

In March 2009, October 2010 and October 2011, the Company and the bank agreed to modify the terms of its existing revolving line of credit (Revolver). Under the modified terms of the Revolver, the Company’s borrowings under the Revolver were limited to 75% of qualifying accounts receivable with a maximum borrowing limit of $500,000. In March 2012, the Company entered into a change in terms agreement with the bank under which the existing Revolver was replaced by the Term Loan in the amount of $500,000 with a rate of 7.00% per annum, maturing April 1, 2016. The Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) have been pledged as collateral under the Term Loan. There was no outstanding balance on the Revolver as of December 31, 2011 and the Revolver was terminated in March 2012.

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

On April 13, 2012, the Company borrowed $10,000,000 pursuant to a senior secured promissory note (April 2012 Senior Secured Promissory Note), which had an interest rate of 15.00% per annum and required the Company to pay the lender non-refundable loan fees of $625,000. The April 2012 Senior Secured Promissory Note was payable in 59 monthly installments of $238,000 beginning in May 2012 with all unpaid principal and interest due in April 2017. The April 2012 Senior Secured Promissory Note was secured by a first priority security interest in substantially all of the Company’s present and future assets. The Company also issued a warrant (Series C Warrant) to the lender to purchase 191,000 shares of the Company’s Series C convertible preferred stock with an exercise price of $7.846 per share. Under its terms, the Series C Warrant would expire, unless exercised, on the earlier to occur of April 2022 or one year after the Company successfully completes a Qualified IPO, however the Series C Warrant was exercised effective upon the completion of the IPO (See Note 15). Until the effective date of the IPO, the Company estimated the fair value of the Series C Warrant using a PWERM valuation based on unobservable inputs, and, therefore, the Series C Warrant was considered to be a Level 3 liability.

The loan fees and the fair value of the Series C Warrant at the date of issuance of $625,000 and $306,000, respectively, were recorded as a debt discount to the April 2012 Senior Secured Promissory Note and were being amortized to interest expense over the term of the arrangement.

Under the terms of the April 2012 Senior Secured Promissory Note, the Company could have elected to prepay the entire outstanding principal balance upon thirty days written notice to the lender. In the event the Company decided to prepay the entire loan balance, the Company would incur a termination fee that would be calculated based on the April 2012 Senior Secured Promissory Note’s outstanding principal balance as of the effective date of termination notice. The termination fee is 0% to 3% of the April 2012 Senior Secured Promissory Note’s outstanding balance as of the effective date of termination notice, depending on the timing of the termination.

Under the terms of the December 2012 Convertible Note issued in December 2012 (Note 11), the Company was required to use the proceeds from this convertible note to repay all outstanding balance of the April 2012 Senior Secured Promissory Note within 35 days of closing. The Company repaid the outstanding balance of the April 2012 Senior Secured Promissory Note in January 2013 and classified the outstanding balance of the April 2012 Senior Secured Promissory Note as of December 31, 2012 as a current liability. The total amount of the payout was $9,451,000 which consisted of $9,139,000 in principal, $34,000 in accrued interest, and an early termination fee of $278,000. The termination fee was recorded as incremental interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013.

Activity related to the April 2012 Senior Secured Promissory Note from December 31, 2012 through September 30, 2013 consisted of the following (in thousands):

	DECEMBER 31, 2012	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	SEPTEMBER 30, 2013
Principal	$9,139	$—	$(9,139)	$—
Discount related to Series C Warrant (1)	(251)	251	—	—
Discount related to financing costs (1)	(514)	514	—	—

	$8,374	$765	$(9,139)	$—

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

As part of the terms of the October 2012 Junior Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (Agent Fee). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Junior Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000 as of the closing date of the October 2012 Junior Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of September 30, 2013 and December 31, 2012, $485,000 and $270,000, respectively, of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Junior Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

The October 2012 Junior Secured Promissory Notes are secured by the Company’s ownership interest in MMM LLC, a security interest in the assets of the Manufacturing Plant, and all of the Company’s other assets, subject to certain permitted liens. This security interest was subordinated to the security interest held by the holders of the April 2012 Senior Secured Promissory Note as described above, which also had a security interest in MMM LLC.

The Company also issued warrants (Common Stock Warrants) to the group of lenders to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Junior Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Common Stock Warrants having an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The Common Stock Warrants would be automatically exercised immediately prior to expiration on the earlier to occur of a Qualified IPO or a sale of the Company or the maturity of the October 2012 Junior Secured Promissory Notes. The October 2012 Junior Secured Promissory Notes could be prepaid six months after the initial funding date or earlier if a Qualified IPO or a sale of the Company occurs. As the predominant settlement feature of the Common Stock Warrants is to settle a fixed monetary amount in a variable number of shares, the Common Stock Warrants were accounted for under ASC 480, Distinguishing Liabilities from Equity (ASC 480). Accordingly, the Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the Common Stock Warrants at the date of issuance of $282,000 was recorded as a discount to the October 2012 Junior Secured Promissory Notes and is being amortized to interest expense over the term of the arrangement. Until the effective date of the IPO, the Company estimated the fair value of the Common Stock Warrants using a PWERM valuation based on unobservable inputs, and, therefore, the Common Stock Warrants were considered to be Level 3 liabilities. Upon closing of the IPO, the exercise price of the Common Stock Warrants was determined to be $8.40 and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity during the three months ended September 30, 2013.

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

On April 10, 2013 (Conversion Date), the Company entered an amendment to increase by up to $5,000,000 the amount available under the terms of the loan agreement with respect to the October 2012 Junior Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of $1,250,000 of the total principal balance of the October 2012 Subordinated Convertible Note described below (collectively, April 2013 Junior Secured Promissory Notes). The total amount borrowed under the amended loan agreement for the October 2012 Junior Secured Promissory Notes and the April 2013 Junior Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The accrued interest of $74,000 for the partially converted October 2012 Subordinated Convertible Note as of the Conversion Date shall be repaid or converted on the applicable maturity date of the October 2012 Subordinated Convertible Note.

In conjunction with the issuance of the April 2013 Junior Secured Promissory Notes, the Company issued additional warrants (Additional Common Stock Warrants) to purchase a number of shares of common stock equal to 20% of the funded principal amount of the April 2013 Junior Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Additional Common Stock Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. As the predominant settlement feature of the Additional Common Stock Warrants was to settle a fixed monetary amount in a variable number of shares, the Common Stock Warrants were accounted for under ASC 480. Accordingly, the Additional Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the Additional Common

Stock Warrants at the date of issuance was estimated to be $465,000. The Company estimated the fair value of the Additional Common Stock Warrants using a PWERM valuation based on unobservable inputs, and, therefore, the Additional Common Stock Warrants were considered to be Level 3 liabilities. Upon closing of the IPO, the exercise price of the Common Stock Warrants was determined to be $8.40 and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity during the three months ended September 30, 2013.

The debt holder who converted $1,250,000 principal balance of the October 2012 Subordinated Convertible Note (with a fair value of $1,360,000 on the date of conversion) also loaned an additional $2,500,000 in cash as part of the April 2013 Junior Secured Promissory Notes (collectively, the $3,750,000 Notes). The Company accounted for the conversion as an extinguishment of debt in accordance with ASC 470-50, Debt Modifications and Extinguishments (ASC 470-50). The $1,360,000 fair value of the partially converted October 2012 Subordinated Convertible Note on the Conversion Date was derecognized and the fair value of the $3,750,000 Notes with the portion of the fair value of the Additional Common Stock Warrants issued to this debt holder on the date of issuance was recorded. The Company recorded the $49,000 excess of the total fair value of the $3,750,000 Notes and the related Additional Common Stock Warrants on the issuance date over total consideration received as a gain on extinguishment of debt in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013.

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

The amendment to the loan agreement also amended the interest provision applicable to the October 2012 and April 2013 Junior Secured Promissory Notes to allow any holder of the October 2012 and April 2013 Junior Secured Promissory Notes to request the Company to defer all interest due monthly to the applicable maturity date, and the optional prepayment provision applicable to the October 2012 and April 2013 Junior Secured Promissory Notes to allow the Company to repay the outstanding amount of the October

2012 and April 2013 Junior Secured Promissory Notes, either (i) with the written consent of the lender or the agent on such lenders’ behalf or (ii) without such consent provided that the Company pays the interest that would have been due from the prepayment date to the initial maturity date.

Activity related to the October 2012 and April 2013 Junior Secured Promissory Notes from December 31, 2012 through September 30, 2013 consisted of the following (in thousands):

	DECEMBER 31, 2012	ADDITIONS	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	SEPTEMBER 30, 2013
Principal	$7,500	$4,950	$—	$—	$12,450
Debt discount related to issuance of common stock warrants (1)	(258)	(113)	95	—	(276)
Discount related to the $3,750,000 Notes (1)	—	(291)	58	—	(233)

	$7,242	$4,546	$153	$—	$11,941

(1)	The amortization of this account is included in interest expense on the condensed consolidated statements of operations and as noncash interest expense in the condensed consolidated statement of cash flows.

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

In conjunction with the June 2013 Credit Facility, the Company issued warrants (June 2013 Warrants) to purchase a number of shares of common stock equal to 10% of the total committed amount of the June 2013 Credit Facility divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such June 2013 Common Stock Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The June 2013 Common Stock Warrants expire upon the earlier of June 14, 2023 or the sale of the Company. As the predominant settlement feature of the June 2013 Warrants was to settle a fixed monetary amount in a variable number of shares, the Common Stock Warrants were accounted for under ASC 480. Accordingly, the Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the June 2013 Warrants at the date of issuance of $435,000 was recorded as a deferred financing cost as a current other asset and is being amortized to interest expense over the term of the arrangement. Until the effective date of the IPO, the Company estimated the fair value of the Common Stock Warrants using a PWERM valuation based on unobservable inputs, and, therefore, the Common Stock Warrants were considered to be Level 3 liabilities. Upon closing of the IPO, the exercise price of the Common Stock Warrants was determined to be $8.40 and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity during the three months ended September 30, 2013.

As of September 30, 2013, there were no amounts outstanding under the June 2013 Credit Facility and in August 2013, the Company’s Board of Directors resolved not to call for any advances under the June 2013 Credit Facility.

The Company is also required to comply with certain affirmative and negative covenants under the debt agreements discussed above. In the event of default on the debt, the lender(s) may declare the entire unpaid principal and interest immediately due and payable. As of September 30, 2013, the Company was in compliance with all of the affirmative and negative covenants, and there were no events of default, as defined in the agreements, related to the debt.

11. Convertible Notes Payable

Convertible notes payable consists of the following (in thousands):

	MATURITY DATE	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Convertible notes (March 2012 Convertible Notes) bearing interest at 10.00% per annum issued in March and April 2012. The convertible notes were converted to common stock in August 2013.	September 2013	$—	$20,204
Convertible note (October 2012 Convertible Note) bearing interest at 10.00% per annum issued in October 2012. The convertible note was converted to common stock in August 2013	September 2013	—	2,314

Convertible notes payable, current portion		—	22,518
Convertible note (October 2012 Subordinated Convertible Note) bearing interest at 12.00% per annum issued in October 2012. The convertible note was converted to common stock in August 2013	October 2015	—	2,797
Convertible note (December 2012 Convertible Note) bearing interest at 10.00% per annum issued in December 2012. The convertible note was converted to common stock in August 2013	October 2015	—	16,545
Convertible note (First May 2013 Convertible Note) bearing interest at 10.00% per annum issued in May 2013. The convertible note was converted to common stock in August 2013	May 2016	—	—
Convertible note (Second May 2013 Convertible Note) bearing interest at 10.00% per annum issued in May 2013. The convertible note was converted to common stock in August 2013	May 2016	—	—

Total convertible notes payable		$—	$41,860

March 2012 and October 2012 Convertible Notes

During March 2012 through April 2012, the Company issued and sold in a series of closings $8,076,000 of convertible notes (March 2012 Convertible Notes) to existing preferred stock holders. During October 2012, the Company issued an additional $1,000,000 convertible note (October 2012 Convertible Note) to another existing preferred stock holder. Collectively, the March 2012 Convertible Notes and the October 2012 Convertible Note are referred to as the “March and October 2012 Convertible Notes,” and they accrued interest at 10% per annum. The principal and accrued interest then outstanding under the March and October 2012 Convertible Notes (Outstanding Balance) would mature on September 30, 2013 (Maturity Date) or earlier, at which time all such Outstanding Balance would automatically convert into a new series of preferred stock to be authorized immediately prior to the Maturity Date.

Under the terms of the note, if the Company closed an initial public offering in which the Company received gross cash proceeds, before underwriting discounts, commissions and fees, of at least $30,000,000 (a Qualified IPO) or a sale of substantially all of the Company’s assets or a series of transactions that result in the transfer of more than 50% of the Company’s outstanding voting power (an Acquisition), the Outstanding Balance of the March 2012 Convertible Notes would automatically convert into shares of the Company’s common stock at a rate of 70% of the per share price of the Company’s common stock sold in the Qualified IPO or the Acquisition. In the event of a Qualified IPO or Acquisition, the Outstanding Balance of the October 2012 Convertible Note would automatically convert into shares of the Company’s common stock at a rate of 80% of the per share price of the Company’s common stock sold in the Qualified IPO or the Acquisition. Upon the closing of the IPO on August 7, 2013, all outstanding principal and accrued interest of the March and October 2012 Convertible Notes converted into shares of the Company’s common stock at a rate of 70% and 80% of the per share price, respectively (See Note 15).

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

On the issuance date and at each reporting date prior to the conversion, the Company assessed the probability of the potential conversion scenarios under the terms of the March and October 2012 Convertible Notes and determined that the predominant settlement feature of the March and October 2012 Convertible Notes would have been the conversion of the March and October 2012

Convertible Notes into shares of the Company’s common stock issuable at a 30% or 20% discount to the per share price payable in connection with the completion of the Qualified IPO or Acquisition during the term of the arrangement. As the predominant settlement feature of the March and October 2012 Convertible Notes was to settle a fixed monetary amount in a variable number of shares, the March and October 2012 Convertible Notes fell within the scope of ASC 480. Accordingly, the March and October 2012 Convertible Notes were recorded at estimated fair value on their respective issuance dates and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. As a result of the IPO, the number of shares to be issued became known and the Company estimated the fair value of the convertible notes immediately prior to the conversion using the intrinsic method based on the IPO price of $12 per share.

The Company estimated the fair value of the March and October 2012 Convertible Notes as of the issuance dates to be $9,343,000 and $1,772,000, respectively. As the Company received total cash proceeds of $9,076,000 through the issuance of the March and October 2012 Convertible Notes, the Company determined that $2,039,000 of the excess of the estimated fair value of the March and October 2012 Convertible Notes on the issuance dates over cash proceeds to the Company represented a deemed dividend to preferred stockholders, and this amount was reflected in the net loss attributable to common stockholders for the year ended December 31, 2012 in the Company’s consolidated statements of operations.

As of December 31, 2012 and immediately prior to the closing of the IPO on August 7, 2013, the estimated fair value of the March and October 2012 Convertible Notes was $22,518,000 and $14,599,000, respectively. Between December 31, 2012 and August 7, 2013, the estimated fair value of the March and October 2012 Convertible Notes decreased by $8,516,000, which was recognized as additional income, in the change in estimated fair value of financial instruments for the nine months ended September 30, 2013 in the Company’s condensed consolidated statements of operations.

As discussed above, the Company was not required to pay interest on the March and October 2012 Convertible Notes, but interest accrued as part of the principal balance under the March and October 2012 Convertible Notes and was converted, along with the initial principal, into common stock upon closing of the IPO in August 2013.

October 2012 Subordinated Convertible Note

On October 16, 2012, the Company borrowed $2,500,000 pursuant to a convertible note (October 2012 Subordinated Convertible Note) from a lender. The October 2012 Subordinated Convertible Note had an initial term of three years. During the initial three-year term, the October 2012 Subordinated Convertible Note accrued interest at 12% per annum.

In April 2013, the Company entered an amendment to convert $1,250,000 of the outstanding principal balance of the October 2012 Subordinated Convertible Note to the April 2013 Junior Secured Promissory Notes, as defined and further discussed in Note 10. The accrued interest of $74,000 for the partially converted October 2012 Subordinated Convertible Note as of the Conversion Date shall be repaid or converted on the applicable maturity date of the October 2012 Subordinated Convertible Note. The Company accounted for the exchange as an extinguishment of debt in accordance with ASC 470-50 and derecognized the $1,360,000 fair value of the October 2012 Subordinated Convertible Note and recorded a $49,000 gain on extinguishment of debt which was reflected in the Company’s condensed consolidated statements of operations. In addition, the portion of the Agent Fee relating to the converted October 2012 Subordinated Convertible Note that would be due under the terms of the October 2012 Subordinated Convertible Note will be paid under the terms of the October 2012 and April 2013 Junior Secured Promissory Notes. The amount of the unamortized converted Agent Fee on the date of conversion recorded under non-current other liabilities of $48,000 and the amount recorded as a component of current and non-current other assets of $39,000 was written off and recorded as an adjustment to interest expense (See Note 10).

As part of the terms of the October 2012 Subordinated Convertible Note, the Company is required to pay the Agent Fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the lender and who also facilitated the October 2012 Junior Secured Promissory Notes discussed in Note 10 above. This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extended the maturity date of the October 2012 Subordinated Convertible Note beyond the initial term, the agent would have received an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $87,000 as of the closing date of the October 2012 Subordinated Convertible Note was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee were recorded to interest expense over the term of the arrangement. As of September 30, 2013 and December 31, 2012, $63,000 and $89,000, respectively, of the Agent Fee, including the effect of the amendment of the October 2012 Subordinated Convertible Note discussed above, was recorded in current and non-current other liabilities, respectively. In addition, the Company incurred an additional $22,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and were amortized to interest expense over the term of the arrangement.

Under the terms of the note, if the Company closed a Qualified IPO or an Acquisition, the October 2012 Subordinated Convertible Note and any accrued interest would automatically convert into shares of the Company’s common stock at a rate of 85% of the purchase price of common stock sold, provided the closing occurred on or prior to eighteen months from the issuance date of the October 2012 Subordinated Convertible Note. The conversion rate would have adjusted to 80% of the purchase price of such securities, if the closing had occurred on or after eighteen months from the issuance date of the October 2012 Subordinated Convertible Note through the date of maturity. Upon the closing of the IPO in August 2013, all outstanding principal and accrued interest of the October 2012 Subordinated Convertible Note were converted into shares of the Company’s common stock at a rate of 85% of the per share price (See Note 15).

On the issuance date and at each reporting date prior to the conversion, the Company assessed the probability of potential conversion under its terms of the October 2012 Subordinated Convertible Note and determined that the predominate settlement feature of the October 2012 Subordinated Convertible Note would have been the conversion of the October 2012 Subordinated Convertible Note into shares of the Company’s common stock issuable at a 15% or 20% discount to the per share price payable upon the completion of a Qualified IPO, an Acquisition, or Qualified Equity Financing. As the predominant settlement feature of the October 2012 Subordinated Convertible Note was to settle a fixed monetary amount in a variable number of shares, the October 2012 Subordinated Convertible Note fell within the scope of ASC 480. Accordingly, the October 2012 Subordinated Convertible Note was recorded at estimated fair value on its issuance date and was adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. As a result of the IPO, the number of shares to be issued became known and the Company estimated the fair value of the convertible notes immediately prior to the conversion using the intrinsic method based on the IPO price of $12 per share.

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

As of December 31, 2012, the principal balance and the estimated fair value of the October 2012 Subordinated Convertible Note was $2,500,000 and $2,797,000, respectively. Immediately prior to the closing of the IPO in August 2013, the principal balance and the estimated fair value of the October 2012 Subordinated Convertible Note was $1,250,000 and $1,703,000, respectively. Between December 31, 2012 and August 7, 2013, the estimated fair value of the October 2012 Subordinated Convertible Note increased by $133,000, which was recognized as additional expense in the change in estimated fair value of financial instruments for the nine months ended September 30, 2013 in the Company’s condensed consolidated statements of operations.

December 2012 Convertible Note

On December 6, 2012, the Company borrowed $12,500,000 pursuant to a convertible note (December 2012 Convertible Note) from an existing preferred stock holder that also is an affiliate of one of the Company’s distributors. The December 2012 Convertible Note had an initial maturity date of October 16, 2015. During the initial approximately three-year (two-year and ten-month) term, the December 2012 Convertible Note accrued interest at 10% per annum.

Under the terms of the note, the December 2012 Convertible Note could not have been pre-paid unless such prepayment was mandated by a sale event. A sale event as defined in the agreement was the transfer of substantially all of the Company’s assets, a transaction or series of transactions that result in the transfer of more than 50% voting power of the Company, or transactions that result in gross proceeds of at least $120,000,000 (Sale Event). In the case of a Sale Event, the holder could have elected to either convert all outstanding principal and accrued interest into shares of common stock in accordance with the conversion terms of this agreement or receive cash equal to the principal and accrued interest then outstanding multiplied by 133.33% if the Sale Event occurred prior to or as of June 30, 2013 or multiplied by 142.86% if the Sale Event occurred after June 30, 2013.

Under the terms of the note, a Qualified Financing meant an equity financing for which the gross proceeds were at least $20,000,000 and at least 50% of the amount invested comes from sources other than holders of the Company’s equity, strategic investors, or affiliates (Qualified Financing). In the event of a Qualified Financing, all outstanding principal and unpaid interest on the December 2012 Convertible Note would automatically convert into new securities issued and sold in such qualified financing at a rate of 75% of the purchase price of such new securities provided the closing occurred on or prior to June 30, 2013. The conversion rate would adjust to 70% of the purchase price of such new securities, if the closing occurred after June 30, 2013. Upon the closing of the IPO on August 7, 2013, all outstanding principal and accrued interest of the December 2012 Convertible Note was converted into shares of the Company’s common stock at a rate of 70% of the per share price (See Note 15).

In the event of a non-qualified financing (Non-Qualified Financing) or the Sale Event, the holder of the December 2012 Convertible Note would have had the right, but not the obligation, to convert all or a part of the outstanding principal and unpaid interest on the December 2012 Convertible Note into the same type of securities issued in the Non-Qualified Financing. A Non-Qualified Financing included either a convertible note financing or an equity transaction that did not qualify as a Qualified Financing.

If the Non-Qualified Financing related to an equity financing or Sale Event, the number of shares of common stock or common stock equivalents to be received by the holder of the December 2012 Convertible Note would have been calculated by dividing the principal and unpaid accrued interest elected to be converted by the holder by a price per share equal to the price per share paid in the Non-Qualified Financing multiplied by a conversion discount.

If the Non-Qualified Financing related to a debt financing, the December 2012 Convertible Note holder would have received new convertible notes convertible into the shares of common stock or common stock equivalents at a per share price equal to the conversion price per share applicable to the other convertible debt issued in the Non-Qualified Financing multiplied by a conversion discount. In each case, if the Non-Qualified Financing had occurred on or before June 30, 2013, the conversion rate would have been equal to 75%, and thereafter the conversion rate would have been equal to 70%.

On the issuance date and at each reporting date prior to the conversion, the Company assessed the probability of the potential conversion scenarios under the terms of the December 2012 Convertible Note and determined that the predominant settlement feature of the December 2012 Convertible Note was the conversion of the December 2012 Convertible Note into shares of the Company’s common stock issuable at a 25% or 30% discount to the per share price payable in connection with the completion of a Qualified Financing or a Sale Event during the term of the arrangement. As the predominant settlement feature of the December 2012 Convertible Note was to settle a fixed monetary amount in a variable number of shares, the December 2012 Convertible Note fell within the scope of ASC 480. Accordingly, the Company determined that the December 2012 Convertible Note should be recorded at estimated fair value on its issuance date and adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. As a result of the IPO, the number of shares to be issued became known and the Company estimated the fair value of the convertible notes immediately prior to the conversion using the intrinsic method based on the IPO price of $12 per share.

Following the issuance of the December 2012 Convertible Note, the Company estimated the fair value of the December 2012 Convertible Note as of the issuance date using a PWERM valuation consisting of six scenarios. This valuation included three initial public offering scenarios, two merger scenarios and a sale of the Company’s intellectual property along with the applicable conversion ratios based on the estimated timing of each scenario. Based on this valuation, the Company estimated the fair value of the December 2012 Convertible Note to be $16,355,000 as of the issuance date. As the holder of the December 2012 Convertible Note was an affiliate of one of the Company’s distributors, the $3,855,000 excess of the estimated fair value of the December 2012 Convertible Note on the date of issuance over gross cash proceeds was recorded as a reduction of revenue to the extent of revenue recognized from the distributor, $245,000 ($110,000 from license revenue and $135,000 from product revenues), and the remaining excess of $3,610,000 was recorded separately to an operating expense in accordance with ASC 605-50, Customer Payments and Incentives, in the Company’s condensed consolidated statements of operations for the year ended December 31, 2012.

As of December 31, 2012 and immediately prior to conversion on August 7, 2013, the estimated fair value of the December 2012 Convertible Note was $16,545,000 and $19,072,000, respectively. Between December 31, 2012 and August 7, 2013, the estimated fair value of the December 2012 Convertible Note increased by $1,767,000, which was recognized as additional expense in the change in estimated fair value of financial instruments for the nine months ended September 30, 2013 in the Company’s condensed consolidated statements of operations.

The December 2012 Convertible Note purchase agreement also required the Company to use the proceeds from this note to repay all outstanding obligations under the April 2012 Senior Secured Promissory Note within 35 days of closing as discussed in Note 10.

First and Second May 2013 Convertible Notes

On May 22, 2013, the Company completed the sale of convertible notes under a convertible note purchase agreement in the amount of $3,529,000 in a private placement to 22 investors (First May 2013 Convertible Notes). The First May 2013 Convertible Notes accrued interest at a rate of 10% per annum and would have matured on May 22, 2016.

In addition, on May 28, 2013, the Company completed the sale of a convertible note under a separate convertible note purchase agreement in the amount of $3,000,000 in a private placement (Second May 2013 Convertible Note). The Second May 2013 Convertible Note accrued interest at a rate of 10% per annum and would have matured on May 30, 2016.

Under the terms of the notes, no payments were due under the First and Second May 2013 Convertible Notes until maturity. In an event of a Qualified Financing, all outstanding principal and accrued interest due under the First and Second May 2013 Convertible

Notes would automatically convert into the number of shares of the Company’s common stock determined by dividing such unpaid amounts by 70% of the per share price of the Company’s common stock sold in such qualified financing. Upon the closing of the IPO in August 2013, all outstanding principal and accrued interest of the First and Second May 2013 Convertible Notes were converted into shares of the Company’s common stock at a rate of 70% of the per share price (See Note 15).

Alternatively, in the earlier event of a Non-Qualified Financing of equity or debt securities the First and Second May 2013 Convertible Notes could have been converted, at the option of the holder, into the same type of securities issued in such financing, and in the earlier of a Sale Event, the First and Second May 2013 Convertible Notes would have been either, at the option of the holder, repaid the principal and accrued interest then outstanding multiplied by 142.86% or converted at a discount into shares of the Company’s common stock.

If the Qualified Financing, Non-Qualified Financing, or Sale Event had not occurred from the date of issuance of the convertible note through January 14, 2014, the holder of the Second May 2013 Convertible Note would have been able to elect to convert all outstanding principal and accrued interest into a number of shares of common stock determined by dividing this amount by the greater of (i) the per share price into which the Outstanding Balance under the Second May Convertible Note would be converted at their maturity in the event a Qualified Financing had not occurred as of September 30, 2013 or (ii) the purchase price paid per share for the most recent Non-Qualified Financing that occurred prior to a Sale Event, provided such Non-Qualified Financing would have been at least $2,000,000 and at least 50% of the proceeds of such Non-Qualified Financing would have been from persons or entities who were not common shareholders, or common share equivalents or affiliates of the Company.

On the issuance date and at each reporting date prior to the conversion, the Company assessed the probability of potential conversion under its terms of the First and Second May 2013 Convertible Notes and determined that the predominate settlement feature of the First and Second May 2013 Convertible Notes was the conversion of the First and Second May 2013 Convertible Notes into shares of the Company’s common stock issuable at a 30% discount to the per share price payable upon the completion of a Qualified IPO, an Acquisition, or Qualified Equity Financing. As the predominant settlement feature of the First and Second May 2013 Convertible Notes was to settle a fixed monetary amount in a variable number of shares, the First and Second May 2013 Convertible Notes fell within the scope of ASC 480. Accordingly, the First and Second May 2013 Convertible Notes were recorded at estimated fair value on their issuance dates and were adjusted to estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. As a result of the IPO, the number of shares to be issued became known and the Company estimated the fair value of the convertible notes immediately prior to the conversion using the intrinsic method based on the IPO price of $12 per share.

The Company estimated the fair value of the First May 2013 Convertible Notes as of the issuance date to be $4,907,000. As the Company received cash proceeds of $3,529,000 through the issuance of the First Convertible Note, the Company determined that $1,378,000 of the excess of the estimated fair value of the First May 2013 Convertible Note on the issuance date over cash proceeds to the Company represented a deemed dividend to preferred stockholders, and this amount was reflected in the net loss attributable to common stockholders for the nine months ended September 30, 2013 in the Company’s condensed consolidated statements of operations.

Immediately prior to conversion in connection with the closing of the IPO on August 7, 2013, the estimated fair value of the First May 2013 Convertible Note was $5,147,000. The estimated fair value of the First May 2013 Convertible Note increased by $166,000 during this period, which was recognized as additional expense in the change in estimated fair value of financial instruments for the nine months ended September 30, 2013 in the Company’s condensed consolidated statements of operations.

The Company estimated the fair value of the Second May 2013 Convertible Note as of the issuance date to be $4,162,000. As the Company received cash proceeds of $3,000,000 through the issuance of the Second May 2013 Convertible Note, $1,162,000 of the excess of the estimated fair value of the Second May 2013 Convertible Note on the issuance date over cash proceeds to the Company was recorded as additional interest expense for the nine months ended September 30, 2013 in the Company’s condensed consolidated statements of operations.

Immediately prior to conversion, as of August 7, 2013, the estimated fair value of the Second May 2013 Convertible Note was $4,369,000. The estimated fair value of the Second May 2013 Convertible Note increased by $149,000 during this period, which was recognized as additional expense in the change in estimated fair value of financial instruments for the nine months ended September 30, 2013 in the Company’s condensed consolidated statements of operations.

12. Stock Option Plans

In August 2013, the Company’s Board of Directors adopted the 2013 Stock Incentive Plan (2013 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2013 Plan allows for the granting of the following types of “stock awards”: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights. The maximum aggregate number of shares of the Company’s common stock which may be issued pursuant to the 2013 Plan was 1,600,000 in addition to any shares of common stock reserved for issuance pursuant to future grants under the 2011 Stock Plan (2011 Plan). In addition, the number of shares authorized for issuance pursuant to the 2013 Plan will be increased by any additional shares that would otherwise return to the 2011 Plan as a result of the forfeiture, termination or expiration of awards previously granted under the 2011 Plan. Further, the 2013 Plan will provide for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year equal to 3.5% of the number of shares of common stock outstanding. No new stock awards may be granted under the 2011 Plan.

As of September 30, 2013, there were 2,675,000 options outstanding and 1,251,000 options available for grant under the outstanding option plans.

The Company recognized $537,000 and $86,000 in compensation for the three months ended September 30, 2013 and 2012, respectively. The Company recognized $1,125,000 and $466,000 in compensation for the nine months ended September 30, 2013 and 2012, respectively. During the three and nine months ended September 30, 2013, the Company granted 717,000 and 917,000 options, respectively, at a weighted-average exercise price of $16.59 and $15.58 per share, respectively. During the three and nine months ended September 30, 2013, 80,000 and 93,000 options were exercised, respectively, at a weighted-average exercise price of $0.89 and $0.87 per share, respectively.

13. Commitments and Contingencies

Commitments

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

Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. As of September 30, 2013, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations or cash flows.

14. Reverse Stock Split

On August 1, 2013, the Company amended and restated its certificate of incorporation to effect the conversion of its outstanding convertible preferred stock into common stock on a 1-for-1 basis followed immediately by a reverse split of shares of its common stock (including the common stock issued upon conversion of the convertible preferred stock) at a 1-for-3.138458 ratio (the “Reverse Stock Split”). The amendment also increased the number of shares of common stock authorized for issuance to 250,000,000 shares and the number of shares of preferred stock authorized for issuance to 20,000,000. The par value of the common stock and preferred stock was not adjusted as a result of the Reverse Stock Split.

All issued and outstanding common stock, preferred stock, and warrants for common stock or preferred stock, and the related per share amounts contained in the condensed consolidated financial statements, have been retroactively adjusted to give effect to this Reverse Stock Split for all periods presented.

15. Initial Public Offering

In August 2013, the Company closed its initial public offering of 5,462,500 shares of its common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to the Company were $65,550,000, and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $56,105,000. In connection with the IPO:

•	all outstanding shares of convertible preferred stock were converted into 8,514,000 shares of common stock, including 10,000 shares issued upon the cash exercise of Series B convertible preferred stock warrants;

•	all outstanding principal and accrued interest of the convertible notes were converted into 3,741,000 shares of common stock;

•	47,000 shares of common stock were issued upon the net exercise of common stock warrants;

•	3,000 shares of common stock were issued upon the cash exercise of common stock warrants; and

•	the Series A and Series C convertible preferred stock warrants were net exercised into 71,000 shares of common stock.

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

We currently market our water treatment product, Zequanox, through our sales and technical workforce to hydroelectric power generation companies, combustion power generation companies and industrial facilities at various geographical sites. We are also in discussions with several potential leaders in water treatment technology and applications regarding potential arrangements to sell Zequanox in the United States and international markets to supplement the efforts of our sales force. We intend to enter into distribution arrangements with third parties to market Zequanox internationally. We may enter into similar arrangements for the distribution of Zequanox for use in certain applications such as treatment of lakes, aqueducts and drinking water facilities in the United States. We believe that Zequanox presents a unique opportunity for generating long-term revenue, as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation.

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

Our total revenues were $8.6 million and $4.2 million for the nine months ended September 30, 2013 and 2012, respectively, and $1.3 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and have risen as growers have increasingly adopted our products. We generate our revenues primarily from product sales, which historically were principally attributable to sales of Regalia and are now increasingly attributable to Grandevo. Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.2 million for each of the nine months ended September 30, 2013 and 2012 and $0.1 million for each of the three months ended September 30, 2013 and 2012.

We currently sell our crop protection products through the same leading agricultural distributors used by the major agrichemical companies. Distributors with 10% or more of the Company’s total revenues consist of the following:

	Customer A	Customer B	Customer C	Customer D	Customer E	Customer F
For the three months ended September 30,
2013	18%	17%	*	*	*	10%
2012	35%	*	16%	13%	*	12%
For the nine months ended September 30,
2013	39%	*	*	*	*	*
2012	36%	*	14%	*	11%	*

*	Represents less than 10% of total revenues

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenues stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $6.3 million and $2.1 million in the nine months ended September 30, 2013 and 2012, respectively, and $1.1 million and $0.5 million in the three months ended September 30, 2013 and 2012, respectively. Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third-party services related to procuring, processing, formulating, packaging and shipping our products. We expect our cost of product revenues to increase as we expand sales of Regalia, Grandevo and Zequanox.

Our research and development expenses have historically comprised a significant portion of our operating expenses, amounting to $11.7 million and $8.5 million in the nine months ended September 30, 2013 and 2012, respectively, and $4.5 million and $3.4 million in the three months ended September 30, 2013 and 2012, respectively. We intend to continue to devote significant resources toward our proprietary technology and adding to our pipeline of natural pest management and plant health products using our proprietary discovery process, sourcing and commercialization expertise and rapid and efficient development process.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $10.4 million and $7.1 million in the nine months ended September 30, 2013 and 2012, respectively, and $4.5 million and $2.6 million in the three months ended September 30, 2013 and 2012, respectively. We expect that in the future, our selling, general and administrative expenses will increase due to our expanded product portfolio and due to additional costs incurred relating to being a public company.

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

In August 2013, we closed an initial public offering of 5,462,500 shares of our common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares) (the “IPO”). The public offering price of the shares sold in the offering was $12.00 per share. Our total gross proceeds from the offering were $65.6 million, and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds that we received totaled approximately $56.1 million. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock and convertible notes automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised into shares of common stock.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, costs, and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, inventory valuation, share-based compensation, and financial instruments with characteristics of both liabilities and equity have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission on August 2, 2013 (our “Prospectus”).

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated from sales to distributors and from sales of our products to direct customers, net of rebates and cash discounts. Our product revenues historically were primarily derived from sales of Regalia, but now are increasingly attributable to Grandevo. We elected to discontinue marketing GreenMatch, our first product, an organic herbicide in 2011 to focus on more attractive opportunities and products. We sold our remaining inventory of GreenMatch to a limited number of existing customers and terminated such sales upon the exhaustion of product inventory in July 2012. Product revenues in the United States constituted 86% and 79% of our total revenues during the nine months ended September 30, 2013 and 2012, respectively, and 67% and 85% during the three months ended September 30, 2013 and 2012, respectively. Product revenues constituted 97% and 95% of our total revenues during the nine months ended September 30, 2013 and 2012, respectively, and 94% and 90% of our total revenues during the three months ended September 30, 2013 and 2012, respectively.

In 2013, we began to offer terms in excess of terms historically offered to our customers. We believe our competitors and other vendors in the pest management and plant health industry also offer extended payment terms and, in the aggregate, we believe that by expanding the use of extended payment terms, we have provided a competitive response to the market. When we offer terms that are considered to be extended in comparison to our historical terms, we defer recognizing revenue until payment is due. As of September 30, 2013, we recorded current deferred product revenues of $0.8 million. As of December 31, 2012, we had no deferred product revenues.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the nine months ended September 30, 2013 and 2012, license revenues constituted 3%, and 5% of total revenues, respectively. For the three months ended September 30, 2013 and 2012, license revenues constituted 6% and 10% of total revenues, respectively. As of September 30, 2013, we had received an aggregate of $2.4 million in payments under these agreements, and there were up to $4.9 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We have entered into in-license technology agreements with respect to the use and commercialization of our three commercially available product lines, including Regalia, Grandevo and Zequanox, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. In addition, costs associated with license revenues have been included in cost of product revenues, as they have not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The in-licensed patents for Regalia and Zequanox will expire in 2017 and the in-licensed currently issued U.S. patent for Grandevo is expected to expire in 2024. There is, however, a pending in-licensed patent application relating to Grandevo which could expire later than 2024. After the termination of these provisions, we may continue to produce and sell these products. Additionally, as of September 30, 2013, we have 8 issued U.S. patents and 13 issued foreign patents (of which 5 U.S. patents and 10 foreign patents were in-licensed), 33 pending U.S. provisional and non-provisional patent applications (of which 2 were in-licensed), and over 200 pending foreign patent applications (of which 6 were in-licensed) relating to microorganisms and natural product compounds, uses and related technologies associated with our commercially available product lines and other products under development. Our patents relating to Regalia, Grandevo, and Zequanox expire between 2017 and 2024. In addition, we have 12 U.S. patent applications that we filed relating to Regalia, Zequanox and Grandevo, which could expire in 2030 or later. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

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

To date, we have relied on third parties for the production of our products. This production arrangement has allowed us to achieve attractive gross margins for Regalia, a plant extract-based product. However, we believe reliance on third parties has resulted in lower gross margins for Grandevo, a fermentation-based product. Accordingly, in July 2012, we acquired a manufacturing facility, which we are repurposing for manufacturing operations, and we plan to further expand capacity at this facility using a portion of the proceeds from the IPO.

Research and Development

Research and development expenses principally consist of personnel costs, including wages, benefits and share-based compensation, related to our research and development staff in support of product discovery and development activities. Research and development expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. We have received grants and funding for our research from federal governmental entities. We recognize amounts under these grants as an offset to our overall research and development expenses as services under the grant are performed. These grant offsets totaled less than $0.1 million for the nine months ended September 30, 2012. There were no grants for the nine months ended September 30, 2013 and there were no grants for either of the three months ended September 30, 2013 and 2012.

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

Interest Expense

We recognize interest expense on notes payable, convertible notes and other debt obligations. During 2012, we entered into a $0.5 million term loan and issued $24.1 million in convertible notes and $17.5 million in promissory notes, including a $10 million promissory note paid off prior to its maturity date. During the nine months ended September 30, 2013, we issued $6.5 million in convertible notes and $4.95 million in promissory notes, including the conversion of $1.25 million of a convertible note into a promissory note. Accordingly, our interest expense increased both in absolute terms and as a percentage of total revenues. In May 2013, we issued a $3.0 million convertible note, and we incurred $5.4 million of interest expense for the nine months ended September 30, 2013 as a result of the excess in the $4.2 million estimated fair value of the convertible note on the date of issuance compared to the cash received. Immediately following the completion of the IPO in August 2013, the convertible notes converted into shares of our common stock. Accordingly, we will cease to incur the interest expense associated with these convertible notes.

Interest Income

Interest income consists primarily of interest earned on investments and cash balances. Our interest income will vary each reporting period depending on our average investment and cash balances during the period and market interest rates.

Change in Estimated Fair Value of Financial Instruments and Deemed Dividend on Convertible Notes

Until the effective date of the IPO, we accounted for the outstanding warrants exercisable into shares of our Series A, Series B and Series C convertible preferred stock as liability instruments, as the Series A, Series B and Series C convertible preferred stock into which these warrants were contingently convertible upon the occurrence of certain events or transactions. We also accounted for the outstanding warrants exercisable into a variable number of common shares at a fixed monetary amount as liability instruments. Our convertible notes were recorded at estimated fair value on a recurring basis as the predominant settlement feature of the convertible notes was to settle a fixed monetary amount in a variable number of shares. We adjusted the warrants and the convertible notes to fair value at each reporting period and on the effective date of the IPO with the change in estimated fair value recorded in the condensed consolidated statements of operations.

Based on our operating performance (including the closing of several debt financings and the IPO) and changes in the probability and timing of, and estimated proceeds from, the completion of a Qualified IPO or an Acquisition between reporting dates or the issuance dates, we recognized a net gain due to the change in the estimated fair value of financial instruments of $0.1 million and $0.4 million for the three and nine months ended September 30, 2013 and a net loss of $0.7 million for the three and nine months ended September 30, 2012.

We issued $24.1 million in convertible notes during the year ended December 31, 2012. During the three months ended June 30, 2013, we issued $6.5 million in convertible notes and converted $1.25 million of a convertible note into a promissory note. Based on our operating performance and changes in the probability and timing of, and estimated proceeds from, the completion of a Qualified IPO or an Acquisition between the reporting dates, or the issuance dates of these notes, we recognized a net gain due to the change in estimated fair value of financial instruments of $3.6 million and $6.3 million for the three and nine months ended September 30, 2013, respectively, and a net loss of $6.8 million and $6.4 million for the three and nine months ended September 30, 2012, respectively. In addition to the ongoing adjustments to the estimated fair value of our convertible notes, we also recognized a one-time deemed dividend in connection with the issuance of certain convertible notes to preferred stockholders because we estimated the fair value of the convertible notes as of the issuance dates to be greater than the cash proceeds received. Accordingly, we determined that the excess of the estimated fair value of the convertible notes on the dates of issuance over cash proceeds to us represents a deemed dividend to preferred stockholders, and $1.4 million and $1.3 million was reflected in the net loss attributable to common stockholders during the nine months ended September 30, 2013 and 2012, respectively. There was no deemed dividend to preferred stockholders for the three months ended September 30, 2013 and 2012.

We do not expect any adjustments relating to these warrants and convertible notes to continue following the closing of the IPO in August 2013 because the Series A and Series B convertible preferred stock warrants, certain common stock warrants and the convertible notes automatically converted into common stock in accordance with their terms at such time, and the Series C convertible preferred stock warrants were exercised and converted into common stock. In addition, upon completion of the IPO the exercise price and number of shares to be issued upon exercise of the remaining outstanding common stock warrants became known. Accordingly after the IPO, the fair value of the common stock warrant liability on the date of the IPO was reclassified to equity and will no longer be adjusted to its estimated fair value on each reporting date.

Income Tax Provision

Since our inception, we have been subject to income taxes principally in the United States. We anticipate that as we further expand our sales into foreign countries, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2013, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our United States deferred tax assets.

As of September 30, 2013, we had net operating loss carry-forwards for federal income tax reporting purposes of $71.3 million, which begin to expire in 2026, and state net operating loss carry-forwards of $68.7 million, which begin to expire in 2016. Additionally, as of September 30, 2013, we had federal research and development tax credits carry-forwards of $1.3 million, which begin to expire in 2026, and state research and development tax credit carry-forwards of $1.3 million, which have no expiration date.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended. We have completed a Section 382 analysis as of May 1, 2013, and have concluded that $0.5 million in limitations are expected to be placed on these carry-

forwards as a result of our previous ownership changes. We have not updated our Section 382 analysis to consider events since May 1, 2013, including the effect of issuing common stock pursuant to the IPO, the automatic conversion of all outstanding convertible notes as a result of the IPO, and any other related transactions. Our existing net operating loss carry-forwards or credits may be subject to significant limitations due to these events. Our inability to use these net operating loss carry-forwards as a result of the Section 382 limitations could harm our financial condition.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Revenues:
Product	94%	90%	97%	95%
License	6	10	3	5

Total revenues	100	100	100	100
Cost of product revenues	80	71	73	49

Gross profit	20	29	27	51
Operating expenses:
Research and development	331	453	136	200
Selling, general and administrative	334	355	122	167

Total operating expenses	665	808	258	367

Loss from operations	(645)	(779)	(231)	(316)
Other income (expense)
Interest income	2	1	—	—
Interest expense	(83)	(80)	(63)	(29)
Change in estimated fair value of financial instruments	277	(1,013)	78	(166)
Gain on extinguishment of debt	—	—	1	—
Other income (expense)	(5)	1	(1)	—

Total other income (expense), net	191	(1,091)	15	(195)

Income taxes	—	—	—	—

Net loss	(454)	(1,870)	(216)	(511)

Comparison of Three Months Ended September 30, 2013 and 2012

Product Revenues

	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
Product revenues	$1,265	$662
% of total revenues	94%	90%

Product revenues increased by approximately $0.6 million, or 91%, due to increased acceptance of our products.

License Revenues

	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
License revenues	$81	$76
% of total revenues	6%	10%

License revenues related to certain strategic collaboration and distribution agreements increased by 7% but do not comprise a significant portion of our total revenues.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
Costs of product revenues	$1,077	$521
% of total revenues	80%	71%
Gross profit	$269	$217
% of total revenues (gross margin)	20%	29%

Our cost of product revenues increased by $0.6 million, or 107%, and our gross margins decreased from 29% to 20%, in each case primarily due a change in product mix, with Grandevo representing an increased percentage of total sales, a $0.2 million write down of the carrying value of deferred cost of product revenues to net realizable value and the launching of the most popular formulation of Grandevo in the summer of 2012 along with increased product acceptance leading to an overall increase in sales and cost of product revenues. Since Grandevo is early in its life cycle, our gross margins have been negatively affected. However, we expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields.

Research and Development

	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
Research and development	$4,454	$3,350
% of total revenues	331%	453%

Research and development expense increased by $1.1 million, or 33%, attributable primarily to an increase of $1.0 million in employee-related expenses, which consisted primarily of salaries, wages and share-based compensation, and $0.1 million in other costs.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
Selling, general and administrative	$4,493	$2,617
% of total revenues	334%	355%

Selling, general and administrative expenses increased by $1.9 million, or 72%. Of the increase, $0.9 million was employee-related, driven by increased headcount, which primarily related to salaries, wages and share-based compensation, $0.6 million was attributable to outside services such as consulting, audit and tax fees, as well as other professional services, and $0.4 million in other costs including rent, depreciation, supplies and materials.

Other Income (Expense), Net

	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(In thousands)
Interest income	$24	$10
Interest expense	(1,119)	(593)
Change in estimated fair value of financial instruments	3,730	(7,473)
Other income (expense)	(67)	4

Total other income (expense), net	$2,568	$(8,052)

Interest expense increased due to the increased borrowings under notes payable, convertible notes and capital lease agreements.

The change in the estimated fair value of financial instruments was associated with outstanding warrants and convertible notes issued subsequent to June 30, 2012. After such date, we issued $22.5 million in convertible notes, warrants to purchase 191,177 shares of Series C convertible preferred stock and warrants for the issuance of a variable number of shares of common stock based on a fixed monetary amount. This was offset by the decrease in convertible notes of $1.25 million in May 2013 in connection with the conversion of a portion of a convertible note in exchange for a promissory note. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock and convertible notes automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised into shares of common stock. Accordingly, we will cease to incur the interest expense and change in estimated fair value of financial instruments associated with the convertible preferred stock and convertible notes.

Comparison of Nine Months Ended September 30, 2013 and 2012

Product Revenues

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
Product revenues	$8,333	$4,039
% of total revenues	97%	95%

Product revenues increased by approximately $4.3 million, or 106%, due to increased acceptance of our products.

License Revenues

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
License revenues	$243	$207
% of total revenues	3%	5%

License revenues increased by 17% but do not comprise a significant portion of our total revenues.

Cost of Product Revenues and Gross Profit

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
Costs of product revenues	$6,270	$2,065
% of total revenues	73%	49%
Gross profit	$2,306	$2,181
% of total revenues (gross margin)	27%	51%

Our cost of product revenues increased by $4.2 million, or 204%, and our gross margins declined from 51% to 27%, in each case primarily due to a change in product mix, with Grandevo representing an increased percentage of total sales, a $0.2 million write down of the carrying value of deferred cost of product revenues to net realizable value and the launching of the most popular formulation of Grandevo in the summer of 2012 along with an increased product acceptance leading to an overall increase in sales and cost of product revenues. Since Grandevo is early in its life cycle, our gross margins have been negatively affected. However, we expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields.

Research and Development

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
Research and development	$11,678	$8,498
% of total revenues	136%	200%

Research and development expense increased by $3.2 million, or 37%, attributable to an increase of approximately $0.6 million in direct testing costs, $1.9 million in employee-related expenses driven by increased headcount, which primarily related to salaries, wages and share-based compensation, $0.2 million in outside consulting services and $0.5 million in other costs including rent and depreciation and supplies and materials.

Selling, General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Dollars in thousands)
Selling, general and administrative	$10,447	$7,105
% of total revenues	122%	167%

Selling, general and administrative expenses increased by $3.3 million, or 47%. Of the increase, $1.7 million was employee-related driven by increased headcount, which primarily related to salaries, wages and share-based compensation, $1.1 million was attributable to outside services such as legal, consulting and audit and tax fees, $0.2 million was attributable fixed expenses including rent, depreciation and insurance and $0.3 million was related to other costs.

Total Other Expense, Net

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(In thousands)
Interest income	$25	$16
Interest expense	(5,389)	(1,250)
Change in estimated fair value of financial instruments	6,717	(7,053)
Gain on extinguishment of debt	49	—
Other income (expense), net	(81)	11

Total other expense, net	$1,321	$(8,276)

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

The change in the estimated fair value of financial instruments was associated with outstanding warrants and convertible notes issued subsequent to June 30, 2012. After such date, we issued $22.5 million in convertible notes, warrants to purchase 191,177 shares of Series C convertible preferred stock and warrants for the issuance of a variable number of shares of common stock based on a fixed monetary amount. This was offset by the decrease in convertible notes of $1.25 million in May 2013 in connection with the conversion of a portion of a convertible note in exchange for a promissory note. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock and convertible notes automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised into shares of common stock. Accordingly, we will cease to incur the interest expense and change in estimated fair value of financial instruments associated with the convertible preferred stock and convertible notes.

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

Liquidity and Capital Resources

From our inception until the IPO in August 2013, our operations have been financed primarily by net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes, term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants.

In August 2013, we closed an initial public offering of 5,462,500 shares of our common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to us were $65.6 million, and after deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received totaled approximately $56.1 million.

As of September 30, 2013, our cash and cash equivalents totaled $40.8 million and short-term investments totaled $12.7 million. We believe our current cash and cash equivalents and short-term investments, along with the proceeds from the IPO and cash from revenues, will be sufficient to satisfy our liquidity requirements for the next 24 months.

Since our inception, we have incurred significant net losses, and, as of September 30, 2013, we had an accumulated deficit of $95.4 million, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products and higher than anticipated costs incurred in connection with repurposing our manufacturing facility acquired in July 2012. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of testing validation, regulatory progress and commercialization events. As of September 30, 2013, we had received an aggregate of $2.4 million in payments under these agreements, and there were up to $4.9 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

For the nine months ended September 30, 2013 and 2012, we used $2.2 million and $2.1 million, respectively, in cash to fund capital expenditures. In July 2012, we acquired a manufacturing facility, including associated land, property and equipment, located in Bangor, Michigan, for approximately $1.5 million. Our business plan contemplates developing significant internal commercial manufacturing capacity using this facility, and we are repurposing the facility and commenced manufacturing of our natural pest management and plant health products in the first half of 2013. We currently anticipate that this upgrade and preparation of the facility and the expansion of our facility to accommodate higher volumes, will require $19.0 million to $21.0 million of capital expenditures in 2014. We anticipate that these additional expenditures will be in part funded using a portion of the proceeds from the IPO.

We had the following debt arrangements in place as of September 30, 2013, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL AMOUNT BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Note (1)	7.00%	$193	Monthly/November 2014
Term Loan (1)	7.00%	$368	Monthly/April 2016
Promissory Notes (2)	12.00%	$12,450	Monthly (4)/October 2015
Credit Facility (3)	10.00%	$—	June 2014

(1)	See “—Five Star Bank.”
(2)	See “—October 2012 and April 2013 Junior Secured Promissory Notes.”
(3)	See “—June 2013 Credit Facility.”
(4)	Monthly payments are interest only until maturity.

Five Star Bank:

We have entered into two promissory notes with Five Star Bank. In May 2008, we entered into a promissory note that we fully repaid in May 2013, and in March 2009, we entered into a promissory note that we repay at a rate of approximately $13,000 per month through maturity in November 2014. In addition, in March 2012, we entered into a term loan agreement with Five Star Bank, which replaced our existing revolving line of credit with the bank. Under the term loan agreement, we are obligated to repay the loan at a rate of approximately $12,000 per month through maturity.

Under the terms of the promissory notes and the term loan agreement, all of our outstanding debt to Five Star Bank is secured by all of our inventory, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and any intellectual property). Among other things, a payment default with respect to each of the promissory notes and the term loan, as well as other events such as a default under other loans or agreements that would materially affect us, constitute events of default. Upon an event of default, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable.

October 2012 and April 2013 Junior Secured Promissory Notes:

In October 2012, we completed the sale of promissory notes in the aggregate principal amount of $7.5 million to 12 lenders in a private placement. In addition, in April 2013, we completed the sale of an additional $4.95 million of promissory notes to 10 investors in a private placement under an amendment to the note purchase agreement in exchange for $3.7 million in cash and $1.25 million in cancellation of indebtedness under the October 2012 Subordinated Convertible Note, an outstanding convertible note. Maturity, currently October 2015, may be extended in one year increments for a period of no more than two years. In the event the maturity date is extended, the interest rate increases to 13% in the first year of the extension and the note matures in October 2016, and if extended for an additional year thereafter, the interest rate increases to 14% in the second year of extension and the note matures in October 2017. These promissory notes are secured by a security interest in all of our present and future accounts receivable, chattel paper, commercial tort claims, goods, inventory, equipment, personal property, instruments, investment properties, documents, letter of credit rights, deposit accounts, general intangibles, records, real property, appurtenances and fixtures, tenant improvements and intellectual property, which consists in part of its patents, copyrights and other intangibles.

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

As of September 30, 2013, we have not drawn on the credit facility, and accordingly have issued no promissory notes and have no outstanding indebtedness thereunder. In August 2013, the Board of Directors resolved not to call for any advances under the credit facility.

Factoring and Security Agreement

In addition, on June 13, 2013, we entered into a factoring and security agreement with a third-party that will enable us to sell the entire interest in certain accounts receivable up to $5.0 million. Under the agreement, 15% of the sales proceeds will be held back by the purchaser until the collection of such receivables. Upon the sale of the receivable, we will not maintain servicing, but the purchaser may require us to repurchase accounts receivable if (i) the payment is disputed by the account debtor, with the purchaser being under no obligation to determine the bona fides of such dispute, (ii) the account debtor has become insolvent or (iii) upon the effective date of the termination of the agreement. The agreement is secured by all of our personal property and fixtures, and proceeds thereof, including accounts receivable, inventory, equipment and general intangibles other than intellectual property, and the purchaser will retain its security interest in any accounts repurchased by us. Upon sale of the receivable, we may have the right to elect to set up a reserve where upon the cash for the sale remains with the third-party and then we can draw on the available amount on the reserve account at any time. We have elected to utilize the reserve account.

As of September 30, 2013, we had $1.4 million included in accounts receivable that were transferred under this arrangement and had $0.2 million in excess funds available on the reserve account which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

The following table sets forth a summary of our cash flows for the periods indicated:

	NINE MONTHS ENDED SEPTEMBER 30, 2013
	2013	2012
	(In thousands)
	(Unaudited)
Net cash used in operating activities	$(20,418)	$(15,331)
Net cash used in provided by investing activities	(14,910)	(149)
Net cash provided by financing activities	66,097	17,142

Net increase in cash and cash equivalents	$30,769	$1,662

Cash Flows from Operating Activities

Net cash used in operating activities of $20.4 million during the nine months ended September 30, 2013 primarily resulted from our net loss of $18.5 million and increases in inventory of $5.9 million, $1.4 million in prepaid expenses and other assets and a $6.7 million change in the fair value of financial instruments. This was offset by decreases in accounts receivable of $0.9 million, $1.9 million in other assets, an increase of $3.0 million in accounts payable, $0.5 million in deferred revenue, $4.1 million in non-cash interest expense, $1.1 million in share-based compensation expense and $0.6 million in depreciation and amortization expense.

Net cash used in operating activities of $15.3 million during the nine months ended September 30, 2012 primarily resulted from our net loss of $21.7 million and the total increases of $2.4 million in inventory, other assets of $1.8 million, accounts receivable of $0.1 million, and prepaid expenses and other assets of $0.1 million and a decrease in accrued liabilities of $0.2 million. This was offset by $0.5 million in non-cash interest expense, a $7.1 million change in the fair value of financial instruments, an increase in deferred revenues of $0.8 million, an increase of $1.5 million in accounts payable, $0.5 million in share-based compensation expense, and $0.4 million in depreciation and amortization expense.

Cash Flows from Investing Activities

Net cash used in investing activities of $14.9 million during the nine months ended September 30, 2013 primarily resulted from $2.2 million used for the purchase of property, plant and equipment, primarily associated with a manufacturing plant and its subsequent improvement, and $12.7 million in cash for the purchase of short-term investments.

Net cash used in investing activities was $0.1 million during the nine months ended September 30, 2012. We used $2.1 million for the purchase of property and equipment to support growth in our operations. This was offset by $2.0 million provided from the maturity of short term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $66.1 million during the nine months ended September 30, 2013 consisted primarily of $6.5 million from the issuance of convertible notes, $3.7 million from the issuance of debt, $9.1 million from the release of restricted cash, $2.9 million in proceeds from secured borrowing and $56.1 million in proceeds from the initial public offering, net of offering costs and underwriter commissions. This was offset by $9.4 million in payments on our debt and $2.9 million in reductions of secured borrowing.

Net cash provided by financing activities of $17.1 million during the nine months ended September 30, 2012 consisted primarily of $8.1 million from the issuance of convertible notes, $9.9 million from the issuance of debt, and $0.5 million in draws on our line of credit, partially offset by $1.3 million in payments on our line of credit, debt and capital lease obligations.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2013:

	TOTAL	2013	2014-2015	2016-2017	2018 AND BEYOND
	(In thousands)
	(Unaudited)
Operating lease obligations	$3,679	$122	$1,508	$1,227	$822
Debt and capital leases	14,271	179	14,081	11	—
Interest payments relating to debt and capital leases	3,267	520	2,747	—	—

Total	$21,217	$821	$18,336	$1,238	$822

Operating leases consist of contractual obligations from agreements for non-cancelable office space and leases used to finance the acquisition of equipment. Debt and capital equipment leases and the interest payments relating thereto include promissory notes and capital lease obligations.

On September 9, 2013, we entered into a lease agreement for a new 28,700 square foot office and laboratory facility located in Davis, California. The initial term of the lease is for a period of 60 months commencing on the later of the date of substantial completion of initial improvements to the leased property, or May 1, 2014. The monthly base rent is $46,000 for the first 12 months with a 3% increase each year thereafter. We will have the option to extend the lease term twice for a period of five years each. Upon moving into the new office facility, we will vacate the office facility that we currently occupy. The lease expires between February 2014 and October 2016 with respect to various portions of the premises of the 24,500 square foot office facility that we currently occupy. The cost per square foot of the lease agreement for the new office facility is less than the cost per square foot of the lease for the current office facility. We expect to enter into agreements to sublease the portions of the current office facility that remain under the lease agreement at the time that we vacate the premises. We believe that the expenses associated with the lease for the new office facility will be lower than if we had remained in the current office facility.

Since September 30, 2013, we have not added any additional leases that would qualify as operating leases, and there have been no material changes to our contractual obligations.

Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2013 and 2012.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements issued during the nine months ending September 30, 2013 that are of significance, or potential significance, to the Company. Any recent accounting pronouncements that are of significance, or potential significance, to the Company are set forth in the notes of the annual consolidated financial statements included in the Prospectus.

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

Interest Rate Risk

We had cash and cash equivalents of $40.8 million at September 30, 2013, which was held for working capital purposes. We had short-term investment securities of $12.7 million at September 30, 2013. We do not enter into investments for trading or speculative purposes. We do not have any variable debt and a 10% change in market interest rates will not have a significant impact on our future interest expense.

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

We are an early stage company with a limited operating history, and we only recently began commercializing our products. We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. At September 30, 2013, we had an accumulated deficit of $95.4 million. For the nine months ended September 30, 2013, we had a net loss of $18.5 million. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through September 30, 2013, we have derived substantially all of our revenues from sales of Regalia and Grandevo. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, as well as our ability to increase sales of Regalia, Grandevo and Zequanox. An investor in our stock should consider the challenges, expenses, and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of Regalia, Grandevo, Zequanox and other products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of Regalia, Grandevo, Zequanox and other product candidates. We expect to incur additional losses for the next several years and may never become profitable.

Our products are in the early stages of commercialization, and our business may fail if we are not able to successfully generate significant revenues from these products.

Our future success will depend in part on our ability to commercialize the bio-based pest management and plant health product candidates we are developing. Our initial sales of our latest formulation of Regalia and our initial formulation of Grandevo occurred in the fourth quarter of 2009 and the fourth quarter of 2011, respectively, and we began selling Zequanox in the second half of 2012. Our near-term development focus is on Opportune, which received EPA approval in April 2012, and Venerate, which has been submitted for EPA registration. In addition, as of September 30, 2013, we have identified over 25 additional product candidates using our proprietary discovery process, and we currently are focusing our development and commercialization efforts on five of these product candidates.

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

Sales of our individual products are generally expected to be seasonal. Weather conditions and natural disasters affect decisions by our distributors, direct customers and end users about the types and amounts of pest management products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, we expect that Regalia, a fungicide, will be sold and applied to crops in greater quantity in the second and fourth quarters. These seasonal variations may be especially pronounced because sales of Regalia accounted for 84%, 95%, and 45% of our total revenues in the years ended December 31, 2012 and 2011 and the nine months ended September 30, 2013, respectively. In addition, sales of products for treatment of invasive mussels are concentrated during periods of increased mussel growth and feeding activity, which occurs from June through September in the eastern United States, Canada and Europe and from April through October in the southwestern United States. However, planting and growing seasons, climatic conditions and other variables on which sales of our products are dependent vary from year to year and quarter to quarter. As a result, we have historically experienced substantial fluctuations in quarterly sales.

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

Our future success will depend in part on our ability to improve our existing products and to utilize our product development process to identify and commercialize natural compounds with pesticidal activity. As of September 30, 2013, we have screened more than 18,000 microorganisms and 350 plant extracts, and we have identified multiple product candidates that display activity against insects, nematodes, weeds, plant diseases and invasive species such as zebra and quagga mussels, aquatic weeds and algae. Only a small number of these candidates are likely to provide viable commercial candidates and an even more limited number, if any, are likely to be commercialized by us. A failure by us to continue identifying natural compounds with pesticidal or plant health promoting activity could make it difficult to grow our business. In addition, we may continue to expand our product offerings through in-licensing of microorganisms and plant extracts. There is no assurance that these attempts will be successful. Licensing of products requires identification of new products or determination of new applications for existing products and a willingness on the product owner to license the product. If we are unable to identify or in-license additional microorganisms, natural product compounds or product candidates, we may be unable to develop new products or generate revenues.

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

In order to bring our facility fully on line, we will need to complete design and other plans needed for the repurpose of the facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The repurpose will have to be completed on a timely basis and within an acceptable budget. In addition, to expand our facility to accommodate forecasted volumes and sales growth, we anticipate we will need to spend approximately $19.0 million to $21.0 million of capital expenditures in 2014. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing the facility online, we may be unable to meet our production goals in the time frame we have planned. We may not be successful in producing the amount and quality of product we anticipate in the facility and our results of operations may suffer as a result. Further, we intend to continue to utilize various third-party contract manufacturers, which will reduce our ability to control product quality and the speed and timing of manufacturing, protect our proprietary position in our products and lower our manufacturing costs.

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

The active ingredient in our Regalia product line is derived from the giant knotweed plant, which we obtain from China. Our single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to our third-party manufacturer in the United States. A disruption at our supplier’s manufacturing site or a disruption in trade between the United States and China could negatively impact sales of Regalia. We currently use one supplier and do not have a long-term supply contract with this supplier. Although we have identified additional sources of knotweed, there can be no assurance that we will continue to be able to obtain dried extract from China at a competitive price point.

We have limited experience in marketing and selling our products and will need to expand our sales and marketing infrastructure.

We currently have limited sales and marketing experience and capabilities. As of September 30, 2013, we employed 42 full-time sales and marketing personnel, 19 of which focus on technical support and demonstration and research field trials. We will need to further develop our sales and marketing capabilities in order to successfully commercialize Zequanox, Opportune, Venerate and other products we are developing, which may involve substantial costs. Our internal sales and marketing staff consists primarily of sales and marketing specialists and field development specialists who are trained to educate growers and independent distributors on the uses and benefits of our products. These specialists require a high level of technical expertise and knowledge regarding the capabilities of our products compared with other pest management products and techniques. There can be no assurance that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing teams of our current and future competitors, many of which may have more established relationships with distributors and growers. Our inability to recruit, train and retain sales and marketing personnel or their inability to effectively market and sell the products we are developing could impair our ability to gain market acceptance of our products and cause our sales to suffer.

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

Our current revenues are derived from a limited number of key customers, each of which serves as a third-party distributor to our products’ end users. For the year ended December 31, 2012, our top three distributors accounted for 58% of our total revenues, with Crop Production Services, Engage Agro and Helena Chemical accounting for 33%, 13% and 12% of our total revenues, respectively. For the three and nine months ended September 30, 2013, our top distributor, Crop Production Services accounted for 18% and 39% of our total revenues, respectively. Additionally, for the three months ended September 30, 2013, FMC Agroquimica and Simplot Grower Solutions accounted for 17% and 10% of our total revenues, respectively. We expect a limited number of distributors to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant distributors could materially adversely affect our revenues, financial condition and results of operations.

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

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of September 30, 2013, we have 8 issued U.S. patents and 13 issued foreign patents (of which 5 U.S. patents and 10 foreign patents were in-licensed), 33 pending U.S. provisional and non-provisional patent applications (of which 2 were in-licensed), and over 200 pending foreign patent applications (of which 6 were in-licensed). We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive.

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

Any litigation, adversarial proceeding or proceeding before governmental authorities regarding intellectual property rights, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation adversarial proceedings or proceedings before governmental authorities could also force us to:

•	stop or delay using our proprietary screening technology;

•	stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property;

•	pay damages; and/or

•	enter into licensing or royalty agreements which, if available at all, may only be available on unfavorable terms.

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

Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our products in foreign countries. For the year ended December 31, 2012 and the three and nine months ended September 30, 2013, international sales comprised 20%, 27% and 11% of total revenues, respectively, and we expect to increase the relative percentage of international sales in the future. We have been conducting field trials in Europe, Latin America, Africa and elsewhere. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise harm our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights that could adversely affect our ability to compete in international markets and have a negative effect on our operating results. Revenues generated outside the United States could also result in increased difficulty in collecting delinquent or unpaid accounts receivables, adverse tax consequences and currency fluctuations.

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

We may need to raise more money to continue our operations or to enter into strategic transactions, and we may make significant capital expenditures in connection with scaling up our operations, including, for example, the repurpose of our manufacturing facility. We may seek additional funds from public and private stock offerings, corporate collaborations and licenses, borrowings under lease lines of credit or other sources. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products that we otherwise would seek to commercialize ourselves. Moreover, our cash used in operations has exceeded cash generated from operations in each period since our inception. We used approximately $20.4 million and $15.3 million of net cash used in operating activities for the nine months ended September 30, 2013 and 2012, respectively. In addition, for the nine months ended September 30, 2013 and 2012, we incurred expenses of $11.7 million and $8.5 million, respectively, for research and development. We expect that our current resources, together with the proceeds from the IPO and future operating revenue, will be sufficient to fund operations for at least the next 24 months. We may attempt to raise additional capital due to market conditions or strategic considerations even if we have sufficient funds for planned operations.

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

Any decline in U.S. agricultural production could have a material adverse effect on the market for pesticides and on our results of operations and financial position.

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

As of September 30, 2013, we had approximately $71.3 million of federal and $68.7 million state operating loss carry-forwards available to offset future taxable income, which expire in varying amounts beginning in 2026 for federal and 2016 for state purposes if unused. It is possible that we will not generate taxable income in time to use these loss carry-forwards before their expiration.

In addition, it is possible that the IPO may cause a reduction in the value of our net operating loss carryforwards realizable for income tax purposes. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Even if the IPO does not cause an “ownership change,” other future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could also result in an ownership change under Section 382. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (subject to certain adjustments) and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.” The applicable rate for ownership changes occurring in the month of November 2013 was 3.37%.

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

Immediately following the completion of the IPO, our executive officers and directors and their affiliates beneficially owned or controlled, directly or indirectly, an aggregate of 6.5 million shares, or 33.6%, of our common stock. This concentrated control will limit the ability for other stockholders to influence some corporate matters and could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Our common stock may experience extreme price and volume fluctuations, and you may not be able to resell shares of our common stock at or above the price you paid.

We are an early stage company with a limited operating history and a history of losses. The trading price of our common stock has been and will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	our small public float relative to the total number of shares of common stock that are issued and outstanding;

•	the expiration of the contractual lock-up and market stand-off agreements;

•	quarterly variations in our results of operations, those of our competitors or those of our customers;

•	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;

•	our ability to develop and market new products on a timely basis;

•	disruption to our operations;

•	media reports and publications about pest management products;

•	announcements concerning our competitors or the pest management industry in general;

•	our entry into, modification of or termination of key license, research and development or collaborative agreements;

•	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals;

•	general and industry-specific economic conditions;

•	any major change in our board of directors or management;

•	commencement of, or our involvement in, litigation;

•	changes in financial estimates, including our ability to meet our future net revenues and operating profit or loss projections; and

•	changes in earnings estimates or recommendations by securities analysts.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Upon completion of the IPO, we had 19.1 million shares of common stock outstanding. The shares of common stock offered in the IPO were freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We, our executive officers and directors, and all other holders of at least 5% of the shares of our common stock have agreed, subject to certain exceptions, not to sell or transfer any common stock, or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, for 180 days after the date of the IPO, or January 28, 2014, without first obtaining written consent of each of Jefferies LLC and Piper Jaffray & Co., representatives of the underwriters. See “Underwriting.” In addition, we have entered into market stand-off agreements that impose restrictions on the ability of certain security holders to offer, sell or transfer our equity securities for a period of 180 days after the date of the IPO.

All of our shares of common stock outstanding as of the date of the IPO may be sold in the public market by existing stockholders on January 28, 2014, or 180 days after the date of the IPO, subject to applicable limitations imposed under federal securities laws.

Approximate Number of Shares and % of Total Outstanding	Date Available for Sale into Public Market
5.6 million or 29.4%	Immediately after completion of the IPO
12.7 million or 66.6%	January 28, 2014
0.8 million or 4.0%	From time to time after January 28, 2014

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

(a)	Sales of Unregistered Securities

We have sold the following unregistered securities, giving effect to the 1-for-3.138458 reverse stock split that was effective on August 1, 2013:

IPO Transactions

In connection with the IPO in August 2013:

•	all outstanding shares of convertible preferred stock were converted on a one-to-one basis into 8,503,883 shares of common stock;

•

all outstanding principal and accrued interest of convertible notes totaling $31,814,899 were converted into 3,740,865 shares of common stock at a weighted average conversion price of $8.5047 per share;

•	47,314 shares of common stock were issued upon the net exercise of common stock warrants at an exercise price of $8.40 per share;

•	2,975 shares of common stock were issued upon the cash exercise of common stock warrants at an exercise price of $8.40 per share, for an aggregate purchase price of $24,990;

•	the Series A convertible preferred stock warrants were net exercised into 4,645 shares of common stock at an exercise price of $2.6071 per share; and

•	the Series C convertible preferred stock warrants were net exercised into 66,176 shares of common stock at an exercise price of $7.8461 per share.

Equity Incentive Plans

During the quarter, pursuant to the 2011 and 2013 Plans, we granted options to purchase an aggregate of 187,194 shares of common stock to officers and employees, with a weighted-average exercise price of $12.5804 per share.

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

ITEM 5. OTHER INFORMATION

On November 7, 2013, we announced that our chief financial officer, Don Glidewell, has determined to retire from the Company. To facilitate a smooth transition, Mr. Glidewell has agreed to remain as our chief financial officer for up to five months while we conduct a search for a successor chief financial officer. In connection with Mr. Glidewell’s transition, we entered into a transition agreement with Mr. Glidewell that synchronizes the terms of his current employment agreement with his transition date and provides, among other things, for payment of salary, bonus and benefits, as well as the vesting of his outstanding equity awards, through the transition date.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on November 8, 2013.

MARRONE BIO INNOVATIONS, INC.

/S/ PAMELA G. MARRONE
Pamela G. Marrone President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1(1)	Lease Agreement with Six Davis, LLC.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2013 and September 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended September 30, 2013 and September 30, 2012, (iv) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of December 31, 2012 and September 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and September 30, 2012 and (vi) Notes to Condensed Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on September 13, 2013.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.