Form 10-Q
period 2014-03-31
MARRONE BIO INNOVATIONS INC
filed 2014-05-15
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 8, 2014
Common Stock, $0.00001 par value	19,751,273

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	MARCH 31, 2014	DECEMBER 31, 2013
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$21,298	$24,455
Short-term investments	2,664	13,677
Accounts receivable	7,231	6,215
Accounts receivable from related parties	1,230	903
Inventories, net	12,837	11,666
Prepaid expenses and other current assets	1,765	1,737

Total current assets	47,025	58,653
Property, plant and equipment, net	15,795	9,420
Other assets	639	806

Total assets	$63,459	$68,879

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,563	$4,460
Accrued liabilities	3,040	4,380
Deferred revenue, current portion	1,017	1,209
Deferred revenue from related parties, current portion	31	131
Capital lease obligations, current portion	1,680	1,401
Debt, current portion	123	157

Total current liabilities	14,454	11,738
Deferred revenue, less current portion	695	744
Deferred revenue from related parties, less current portion	404	628
Capital lease obligations, less current portion	1,059	1,134
Debt, less current portion	12,312	12,280
Other liabilities	574	571

Total liabilities	29,498	27,095
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized, no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock: $0.00001 par value; 250,000 shares authorized and 19,707 and 19,323 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid in capital	149,643	147,220
Accumulated deficit	(115,682)	(105,436)

Total stockholders’ equity	33,961	41,784

Total liabilities and stockholders’ equity	$63,459	$68,879

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amount)

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2014	2013
Revenues:
Product	$2,097	$2,373
License	45	48
Related party	648	309

Total revenues	2,790	2,730
Cost of product revenues, including cost of product revenues to related parties of $192 and $194 for the three months ended March 31, 2014 and 2013, respectively	1,652	1,795

Gross profit	1,138	935
Operating expenses:
Research, development and patent	4,282	3,283
Selling, general and administrative	6,330	2,847

Total operating expenses	10,612	6,130

Loss from operations	(9,474)	(5,195)
Other income (expense):
Interest income	10	1
Interest expense	(773)	(1,985)
Change in estimated fair value of financial instruments	—	(3,563)
Other expense, net	(9)	(7)

Total other expense, net	(772)	(5,554)

Loss before income taxes	(10,246)	(10,749)
Income taxes	—	—

Net loss	$(10,246)	$(10,749)

Net loss per common share:
Basic and diluted	$(0.52)	$(8.48)

Weighted-average shares outstanding used in computing net loss per common share:
Basic and diluted	19,518	1,268

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2014	2013
Net loss	$(10,246)	$(10,749)
Other comprehensive loss	—	—

Comprehensive loss	$(10,246)	$(10,749)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2014	2013
Cash flows from operating activities
Net loss	$(10,246)	$(10,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	488	184
Share-based compensation	1,522	249
Non-cash interest expense	248	1,467
Change in estimated fair value of financial instruments	—	3,563
Amortization of investment securities premiums/discounts, net	9	—
Net changes in operating assets and liabilities:
Accounts receivable	(1,016)	59
Accounts receivable from related parties	(327)	(132)
Inventories	(1,171)	(495)
Prepaid expenses and other assets	(224)	(558)
Accounts payable	2,737	138
Accrued and other liabilities	(1,337)	(1,320)
Deferred revenue	(241)	(48)
Deferred revenue from related parties	(324)	(33)

Net cash used in operating activities	(9,882)	(7,675)
Cash flows from investing activities
Purchases of property, plant and equipment	(5,044)	(432)
Purchase of short-term investments	(49)	—
Maturities of short-term investments	11,053	—

Net cash provided by (used in) investing activities	5,960	(432)
Cash flows from financing activities
Repayment of debt	(67)	(9,224)
Repayment of capital leases	(69)	(25)
Change in restricted cash	—	9,139
Proceeds from exercise of stock options	851	2
Proceeds from exercise of common stock warrants	50	—

Net cash provided by (used in) financing activities	765	(108)
Net decrease in cash and cash equivalents	(3,157)	(8,215)
Cash and cash equivalents, beginning of year	24,455	10,006

Cash and cash equivalents, end of period	$21,298	$1,791

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $469 and $113 for the three months ended March 31, 2014 and 2013, respectively	$525	$518

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$2,040	$—

Equipment acquired under capital leases	$453	$77

Interest added to the principal of convertible notes	$—	$628

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

1. Summary of Business

Marrone Bio Innovations, Inc. (Company), formerly Marrone Organic Innovations, Inc., was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (MMM LLC), which holds the assets of a manufacturing plant the Company purchased in July 2012 (See Note 2). The Company makes bio-based pest management and plant health products. The Company targets the major markets that use conventional chemical pesticides, including certain agricultural and water markets where its bio-based products are used as substitutes for, or in connection with, conventional chemical pesticides. The Company also targets new markets for which there are no available conventional chemical pesticides, the use of conventional chemical pesticides may not be desirable or permissible, or the development of pest resistance has reduced the efficacy of conventional chemical pesticides. The Company delivers EPA-approved and registered biopesticide products and other bio-based products that address the global demand for effective, safe and environmentally responsible products.

The Company is an early stage company with a limited operating history and has only recently begun commercializing its products. As of March 31, 2014, the Company had an accumulated deficit of $115,682,000 and expects to continue to incur losses for the foreseeable future. Until the Company’s initial public offering (IPO) in August 2013, the Company had funded operations primarily with the net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes, term loans, as well as proceeds from the sale of its products and payments under strategic collaboration agreements and government grants. The Company will need to generate significant revenue to achieve and maintain profitability. As of March 31, 2014, the Company had working capital of $32,571,000 and cash, cash equivalents and short-term investments of $23,962,000.

On August 1, 2013, the Company amended and restated its certificate of incorporation to effect a reverse split of shares of its common stock at a 1-for-3.138458 ratio (See Note 13).

The Company participates in a heavily regulated and highly competitive crop protection industry and believes that adverse changes in any of the following areas could have a material effect on the Company’s future financial position, results of operations, or cash flows: inability to obtain regulatory approvals, increased competition in the pesticide market, market acceptance of the Company’s products, weather and other seasonal factors beyond the Company’s control, the Company’s ability to support increased growth and litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors.

2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net income.

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

For the three months ended March 31, 2014 and 2013, 5% and 14%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. For the three months ended March 31, 2014 and 2013, 87% and 97%, respectively, of the Company’s revenues were generated from sales of Grandevo and Regalia.

Customers with 10% or more of the Company’s total revenues consist of the following:

	CUSTOMER A	CUSTOMER B		CUSTOMER C (1)		CUSTOMER D		CUSTOMER E		CUSTOMER F		CUSTOMER G		CUSTOMER H
For the three months ended March 31,
2014	17%	15%		12%		11%		11%			*		*		*
2013	13%		*		*		*		*	17%		15%		11%

*	Represents less than 10% of total revenues
(1)	Represents related party revenues. See Note 14 for further discussion.

Customers with 10% or more of the Company’s outstanding accounts receivable consist of the following:

	CUSTOMER A	CUSTOMER B (1)	CUSTOMER C	CUSTOMER D
March 31, 2014	16%	15%	11%	10%
December 31, 2013	19%	13%	11%	12%

(1)	Represents accounts receivable from related parties. See Note 14 for further discussion.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value or replacement cost) and include the cost of material and external labor and manufacturing costs. Cost is determined on the first-in, first-out basis. The Company provides for inventory reserves when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additionally, the Company provides reserves for excess and slow-moving inventory on hand that is not expected to be sold to reduce the carrying amount of excess slow-moving inventory to its estimated net realizable value. The reserves are based upon estimates about future demand from the Company’s customers and distributors and market conditions. As of March 31, 2014 and December 31, 2013, the Company had $45,000 in reserves against its inventories.

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of March 31, 2014 and December 31, 2013, the Company had $308,000 and $418,000, respectively, of current deferred cost of product revenues, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Acquisition

On July 19, 2012 (Acquisition Date), the Company purchased land, a building and equipment (Manufacturing Plant) for $1,459,000, including $341,000 of transaction costs. The Manufacturing Plant is located in Bangor, Michigan. Prior to the acquisition, the Manufacturing Plant was owned by a bank and sold in a foreclosure auction. Accordingly, the purchase price for the Manufacturing Plant was less than the estimated fair value of the assets acquired by $257,000. The excess of fair value of the assets acquired over the purchase price was allocated on a relative fair value basis to all assets acquired. The acquisition of the Manufacturing Plant will allow the Company to manufacture certain products internally and improve the overall operating efficiencies and margins of the business as the production of these products historically has been outsourced.

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

As the Manufacturing Plant had not yet been placed in full service as of March 31, 2014, the assets acquired, except the land, were recorded as construction in progress as a component of property, plant and equipment in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. In addition, interest expense in the amount of $1,271,000 and $801,000 was recorded in construction in progress as of March 31, 2014 and December 31, 2013, respectively.

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

Product revenues consist of revenues generated from sales to distributors and from sales of the Company’s products to direct customers, net of rebates and cash discounts. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor in comparison to the Company’s historical terms are considered to be longer than normal payment terms, the distributor history of adhering to the terms of its contractual arrangements with the Company, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. When the Company offers payment terms that are considered to be extended in comparison to the Company’s historical terms, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until payment is due. The costs associated with such deferral are also deferred and classified in prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company currently recognizes revenue primarily on the sell-in method with its distributors. Distributors generally do not have price protection or return rights.

As of March 31, 2014 and December 31, 2013, the Company had current deferred product revenues of $824,000 and $1,016,000, respectively.

From time to time, the Company offers certain product rebates, which are recorded as reductions to product revenues. An accrued liability for these product rebates is recorded at the time the revenues are recorded.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. No payments were received under these agreements during the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, the Company recognized $45,000 and $48,000, respectively, as license revenues in the accompanying condensed consolidated statements of operations.

For the three months ended March 31, 2014 and 2013, the Company recognized $328,000 and $33,000 of related party revenues under these agreements, respectively, based on the terms of the Company’s agreements with Syngenta, an affiliate of one of our 5% stockholders, of which, $292,000 was recognized during the three months ended March 31, 2014 upon the termination of one of these agreements.

At March 31, 2014, the Company recorded current and non-current deferred revenues of $224,000 and $1,099,000, respectively, related to payments received under these agreements, of which $31,000 and $404,000, respectively, related to deferred revenues from related parties based on the terms of the Company’s commercial agreement with Syngenta. At December 31, 2013, the Company recorded current and non-current deferred revenues of $324,000 and $1,372,000, respectively, related to payments received under these agreements, of which $131,000 and $628,000, respectively, related to deferred revenues from related parties based on the terms of the Company’s agreements with Syngenta.

Research, Development and Patent Expenses

Research and development expenditures, which primarily consist of payroll-related expenses, toxicology costs, regulatory costs, consulting costs and lab costs, and patent expenses, which primarily consist of legal costs relating to the patents and patent filing costs, are expensed to operations as incurred. For the three months ended March 31, 2014 and 2013, research and development expenses totaled $3,985,000 and $3,064,000, respectively, and patent expenses totaled $297,000 and $219,000, respectively.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ended March 31, 2014 that are of significance, or potential significance, to the Company.

3. Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	MARCH 31, 2014
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$5,069	$5,069	$—	$—

	DECEMBER 31, 2013
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$16,268	$16,268	$—	$—

The money market funds held as of March 31, 2014, and December 31, 2013, were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Short-Term Investments

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

The amortized cost and estimated fair values of short-term investments are summarized in the following table (in thousands):

	MARCH 31, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Securities Held-to-Maturity
Certificates of deposit, with maturities less than 1 year	$2,664	$—	$—	$2,664

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Securities Held-to-Maturity
Certificates of deposit, with maturities less than 1 year	$13,677	$—	$(4)	$13,673

The short-term investments as of March 31, 2014 and December 31, 2013 were in inactive markets and, therefore, the estimated fair value is measured based on the Level 2 valuation hierarchy.

5. Inventories

Inventories, net consist of the following (in thousands):

	MARCH 31, 2014	DECEMBER 31, 2013
Raw materials	$5,913	$5,355
Work in progress	2,640	2,917
Finished goods	4,284	3,394

	$12,837	$11,666

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

	MARCH 31
	2014	2013
Convertible preferred stock	—	8,504
Convertible notes (1)	—	—
Stock options outstanding	2,974	2,040
Warrants to purchase convertible preferred stock	—	207
Warrants to purchase common stock (2)	145	—

(1)	As of March 31, 2013, the Company had approximately $46,037,000 in contingently convertible notes payable and related accrued interest for which the contingencies related to conversion had not been met until the IPO in August 2013. Therefore, it would have no dilutive or anti-dilutive impact until the contingency had been met in August 2013.
(2)	In October 2012, the Company issued warrants to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Junior Secured Promissory Notes as defined in Note 10, divided by 70% of the value of common stock in a sale of the Company or a qualified initial public offering (qualified IPO), with an exercise price of 70% of the value of common stock in a sale of the Company or a qualified IPO. These warrants were contingently exercisable for which the contingencies related to exercise had not been met until the IPO in August 2013. Therefore, they would have no dilutive or anti-dilutive impact until the contingency had been met in August 2013.

The numbers of shares of common stock issuable upon the exercise of warrants to purchase convertible preferred stock and upon the conversion of convertible preferred stock were at a ratio of one-to-one.

	THREE MONTHS ENDED MARCH 31
	2014	2013
	(In thousands, except per share data)
Numerator:
Net loss for basic and diluted net loss per share	$(10,246)	$(10,749)

Denominator
Weighted average shares outstanding for basic and diluted net loss per share	19,518	1,268

Basic and diluted net loss per share:	$(0.52)	$(8.48)

7. Other Assets

Other assets consist of the following (in thousands):

	MARCH 31, 2014	DECEMBER 31, 2013
Prepaid distribution fees	$122	$125
Deferred financing costs, less current portion	102	148
Deposits for equipment	76	256
Deposits on equipment leases	177	177
Other assets	162	100

	$639	$806

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31, 2014	DECEMBER 31, 2013
Accrued compensation	$1,300	$2,040
Accrued severance	125	100
Accrued expenses	1,462	1,570
Accrued warranty costs	135	60
Accrued inventory costs	18	610

	$3,040	$4,380

On November 7, 2013, the Company announced that its Chief Financial Officer, Donald Glidewell, had decided to retire from the Company. To facilitate the transition, Mr. Glidewell agreed to remain as the Company’s Chief Financial Officer for up to five months while the Company searched for a successor Chief Financial Officer, and the Company entered into a transition agreement with Mr. Glidewell that provided, among other things, for continued vesting of his outstanding equity awards through his retirement date, which was March 25, 2014, and that upon his separation from the Company, Mr. Glidewell would be eligible to receive:

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

The Company recorded accrued severance expenses in the amount of $125,000 and $100,000 as of March 31, 2014 and December 31, 2013, respectively, based on the terms of the transition agreement for salary, COBRA, and transition service related costs. See Note 11 for further discussion regarding the acceleration of vesting of Mr. Glidewell’s outstanding equity awards.

The Company warrants the specifications and/or performance of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2013	$60
Warranties issued during the period	88
Settlements made during the period	(13)

Balance at March 31, 2014	$135

9. Factoring and Security Agreement

On June 13, 2013, the Company entered into a factoring and security agreement (Factoring and Security Agreement) with a third-party that enabled the Company to sell its entire interest in certain accounts receivable up to $5,000,000. Under the Factoring and Security Agreement, 15% of the sales proceeds were to be held back by the purchaser until collection of such receivables. Such holdbacks were not considered legal securities, nor were they certificated. Upon the sale of the receivable, the Company did not maintain servicing. The purchaser may have required the Company to repurchase accounts receivable if (i) the payment was disputed by the account debtor, with the purchaser being under no obligation to determine the bona fides of such dispute; (ii) the account debtor had become insolvent or (iii) upon the effective date of the termination of the Factoring and Security Agreement. The purchaser would retain its security interest in any accounts repurchased by the Company. The Factoring and Security Agreement was secured by all of the Company’s personal property and fixtures, and proceeds thereof, including accounts receivable, inventory, equipment and general intangibles other than intellectual property. Upon sale of the receivable, the Company may have elected to set up a reserve where upon the cash for the sale remained with the third-party and the Company could draw on the available amount on the reserve account at any time. The Company elected to utilize the reserve account. On November 11, 2013, the Company terminated the Factoring and Security Agreement effective January 10, 2014.

The Company accounted for sales of accounts receivable under the Factoring and Security Agreement as a secured borrowing in accordance with ASC 860, Transfers and Servicing (ASC 860). As of March 31, 2014, there was no balance in accounts receivable that was transferred under this arrangement. As of December 31, 2013, the Company had $479,000 included in accounts receivable that were transferred under this arrangement. As of March 31, 2014 and December 31, 2013, the Company did not have excess funds available on the reserve account and did not have secured borrowings outstanding under the arrangement.

10. Debt

Debt consists of the following (in thousands):

	MARCH 31, 2014	DECEMBER 31, 2013
Term Loan (Term Loan) bearing interest at 7.00% per annum which is payable monthly through April 2016. The Term Loan is collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) pledged as collateral under the Term Loan, subordinated	279	309
Promissory note bearing interest at 7.00% per annum which is payable monthly through November 2014, collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property), net of unamortized debt discount at March 31, 2014 of $1, subordinated	87	123
Junior secured promissory notes (October 2012 and April 2013 Junior Secured Promissory Notes) bearing interest at 12.00% per annum which are payable monthly through October 2015, collateralized by substantially all of the Company’s assets, net of unamortized debt discount at March 31, 2014 of $381	12,069	12,005

Debt	12,435	12,437
Less current portion	(123)	(157)

	$12,312	$12,280

The fair value of the Company’s outstanding debt obligations was $13,746,000 and $13,950,000 as of March 31, 2014 and December 31, 2013, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 7.0% and is classified as Level 3 within the fair value hierarchy.

Promissory Notes, Term Loan, Revolving Line of Credit and Credit Facility

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

In March 2009, the Company borrowed $650,000 pursuant to a promissory note with a bank which bears interest at the rate of 7.00% per annum and is repayable in six monthly interest only payments starting May 1, 2009, followed by 60 equal monthly installments of $13,000 commencing November 1, 2009, with the final payment due on November 1, 2014. All of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and any intellectual property) have been pledged as collateral for the promissory notes.

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

As part of the terms of the October 2012 Junior Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (Agent Fee). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Junior Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Junior Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of March 31, 2014 and December 31, 2013, $519,000 and $502,000, respectively, of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Junior Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement. The October 2012 Junior Secured Promissory Notes are secured by the Company’s ownership interest in MMM LLC, a security interest in the assets of the Manufacturing Plant, and all of the Company’s other assets, subject to certain permitted liens.

The Company also issued warrants (Common Stock Warrants) to the group of lenders to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Junior Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a qualified IPO, with such Common Stock Warrants having an exercise price of 70% of the value of common stock in a sale of the Company or a qualified IPO. The Common Stock Warrants would be automatically exercised immediately prior to expiration on the earlier to occur of a qualified IPO or a sale of the Company or the maturity of the October 2012 Junior Secured Promissory Notes. The October 2012 Junior Secured Promissory Notes could be prepaid six months after the initial funding date or earlier if a qualified IPO or a sale of the Company occurs. As the predominant settlement feature of the Common Stock Warrants is to settle a fixed monetary amount with a variable number of shares, the Common Stock Warrants were accounted for under ASC 480, Distinguishing Liabilities from Equity (ASC 480). Accordingly, the Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s consolidated statements of operations. The fair value of the Common Stock Warrants at the date of issuance of $282,000 was recorded as a discount to the October 2012 Junior Secured Promissory Notes and is being amortized to interest expense over the term of the arrangement. Until the effective date of our IPO in August 2013, the Company estimated the fair value of the Common Stock Warrants using a PWERM valuation based on unobservable inputs, and, therefore, the Common Stock Warrants were considered to be Level 3 liabilities. Upon closing of the IPO, the exercise price of the Common Stock Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity during the year ended December 31, 2013. In connection with the IPO, the Common Stock Warrants were exercised and accordingly, as of March 31, 2014, these warrants were no longer outstanding.

The October 2012 Junior Secured Promissory Notes contained certain covenant requirements which included a requirement to maintain a minimum cash balance of the lesser of the April 2012 Senior Secured Promissory Note indebtedness or $5,000,000. The April 2012 Senior Secured Promissory Note was fully paid off in January 2013. The Company was also precluded from adding additional debt without lender approval unless such debt is subordinated to the October 2012 Junior Secured Promissory Notes and not more than $2,000,000. In the event of default on the October 2012 Junior Secured Promissory Notes, the lenders could declare the entire unpaid principal and interest immediately due and payable.

On April 10, 2013 (Conversion Date), the Company entered an amendment to increase, by up to $5,000,000, the amount available under the terms of the October 2012 Junior Secured Promissory Notes. Under this amendment, an additional $4,950,000 in Notes were issued for $3,700,000 in cash consideration received and for the cancellation of $1,250,000 of the total principal balance of the October 2012 Subordinated Convertible Note (collectively, April 2013 Junior Secured Promissory Notes). The total amount borrowed under the amended loan agreement for the October 2012 Junior Secured Promissory Notes and the April 2013 Junior Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The accrued interest of $74,000 for the partially converted October 2012 Subordinated Convertible Note as of the Conversion Date would be repaid or converted on the applicable maturity date of the October 2012 Subordinated Convertible Note.

In connection with the issuance of the April 2013 Junior Secured Promissory Notes, the Company issued additional warrants (Additional Common Stock Warrants) to purchase a number of shares of common stock equal to 20% of the funded principal amount of the April 2013 Junior Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a qualified IPO, with such Additional Common Stock Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a qualified IPO. As the predominant settlement feature of the Additional Common Stock Warrants was to settle a fixed monetary amount with a variable number of shares, the Common Stock Warrants were accounted for under ASC 480. Accordingly, the Additional Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s consolidated statements of operations. The fair value of the Additional Common Stock Warrants at the date of issuance was estimated to be $465,000. The Company estimated the fair value of the Additional Common Stock Warrants using a PWERM valuation based on unobservable inputs and, therefore, the Additional Common Stock Warrants were considered to be Level 3 liabilities. Upon closing of the IPO, the exercise price of the Common Stock Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity during the year ended December 31, 2013.

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

Activity related to the October 2012 and April 2013 Junior Secured Promissory Notes from December 31, 2013 through March 31, 2014 consisted of the following (in thousands):

	DECEMBER 31, 2013	ADDITIONS	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	MARCH 31, 2014
Principal	$12,450	$—	$—	$—	$12,450
Debt discount related to issuance of common stock warrants (1)	(241)	—	35	—	(206)
Discount related to the $3,750,000 Notes (1)	(204)	—	29	—	(175)

	$12,005	$—	$64	$—	$12,069

(1)	The amortization of this account is included in interest expense in the consolidated statements of operations and as non-cash interest expense in the consolidated statements of cash flows.

On June 14, 2013, the Company entered into a credit facility agreement (June 2013 Credit Facility) with a group of lenders that were, or that were affiliated with, existing investors in the Company. Under the June 2013 Credit Facility, the lenders have committed to permit the Company to draw an aggregate of up to $5,000,000, and, subject to the Company’s obtaining additional commitments from lenders, such amount may be increased to up to $7,000,000. The June 2013 Credit Facility expires on June 30, 2014. During the term of the June 2013 Credit Facility, the Company could request from the lenders up to four advances, with each advance equal to one-quarter of each lender’s aggregate commitment amount. The Company would issue a promissory note in the principal amount of each such advance that would accrue interest at a rate of 10% per annum. The principal and all unpaid interest under the promissory notes would be due on the maturity date, and the Company could not prepay the promissory notes prior to the maturity date without consent of at least a majority in interest of the aggregate principal amount of the promissory notes then outstanding under the credit facility. In connection with the June 2013 Credit Facility, the Company paid a fee of 2% of the total commitment amount to the lenders. In addition, the Company incurred an additional $10,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current other assets and are being amortized to interest expense over the term of the arrangement.

In connection with the June 2013 Credit Facility, the Company issued warrants (June 2013 Warrants) to purchase a number of shares of common stock equal to 10% of the total committed amount of the June 2013 Credit Facility divided by 70% of the value of common stock in a sale of the Company or a qualified IPO, with such June 2013 Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a qualified IPO. The June 2013 Warrants expire upon the earlier of June 14, 2023 or the sale of the Company. As the predominant settlement feature of the June 2013 Warrants was to settle a fixed monetary amount with a variable number of shares, the June 2013 Warrants were accounted for under ASC 480. Accordingly, the June 2013 Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the

Company’s consolidated statements of operations. The fair value of the June 2013 Warrants at the date of issuance of $435,000 was recorded as a deferred financing cost as a current other asset and is being amortized to interest expense over the term of the arrangement. Until the effective date of the IPO in August 2013, the Company estimated the fair value of the June 2013 Warrants using a PWERM valuation based on unobservable inputs and, therefore, the June 2013 Warrants were considered to be Level 3 liabilities. Upon closing of the IPO, the exercise price of the June 2013 Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the June 2013 Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity during the year ended December 31, 2013.

During the three months ended and as of March 31, 2014 and the year ended December 31, 2013, there were no amounts outstanding under the June 2013 Credit Facility.

The Company is also required to comply with certain affirmative and negative covenants under the debt agreements discussed above. In the event of default on the debt, the lender(s) may declare the entire unpaid principal and interest immediately due and payable. As of March 31, 2014, the Company was in compliance with all of the affirmative and negative covenants, and there were no events of default, as defined in the agreements, related to the debt.

11. Share-Based Plans

As of March 31, 2014, there were 2,974,000 options outstanding and 1,128,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended March 31, 2014, the Company recognized share-based compensation of $1,522,000, of which $444,000 related to the accelerated vesting of Donald Glidewell’s option awards. In connection with Mr. Glidewell’s retirement, the Company entered into a transition agreement with Mr. Glidewell (See Note 8) which provided, among other things, for the vesting of his outstanding equity awards through the retirement date. For the three months ended March 31, 2013, the Company recognized share-based compensation of $249,000.

During the three months ended March 31, 2014, the Company granted 769,000 options at a weighted-average exercise price of $14.87 per share. During the three months ended March 31, 2014, 378,000 options were exercised at a weighted-average exercise price of $2.49 per share.

12. Commitments and Contingencies

Commitments

On September 9, 2013, the Company entered into a lease agreement for a new 28,700 square foot office and laboratory facility located in Davis, California. The initial term of the lease is for a period of 60 months commencing on the later of the date of substantial completion of initial improvements to the leased property, or May 1, 2014. The monthly base rent is $46,000 for the first 12 months with a 3% increase each year thereafter. The Company has the option to extend the lease term twice for a period of five years each. This agreement was subsequently amended in April 2014 (See Note 15).

Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. As of March 31, 2014, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations or cash flows.

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

14. Related Party Transactions

Les Lyman, a member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. During the three months ended March 31, 2014, The Tremont Group, Inc. purchased $320,000 of the Company’s products for further distribution and resale. As of March 31, 2014, the Company had outstanding accounts receivable due from The Tremont Group, Inc. of $1,230,000. Although the Company anticipates sales of its products to The Tremont Group, Inc. to continue through 2014, the Company cannot estimate the amount of those sales.

During the three months ended March 31, 2014, the Company recorded revenue of $328,000 relating to license revenue recognized based on the terms of the Company’s agreements with Syngenta, an affiliate of one of our 5% stockholders. As of March 31, 2014, the Company had no outstanding accounts receivable due from Syngenta.

15. Subsequent Events

In April 2014, the Company entered into an agreement with a bank for a revolving line of credit, which allows the Company to borrow up to $5,000,000 with an interest rate of 1.5%. The line of credit is payable in full upon the bank’s demand, if no demand is made, it is payable in full in April 2015. Interest is payable monthly beginning in May 2014. In accordance with the terms of the agreement, the Company deposited $5,000,000 into a restricted deposit account with the bank as collateral.

In April 2014, the Company entered into an agreement to amend the lease agreement for the new office and laboratory facility located in Davis, California. The amendment extends the commencement date to the later of August 1, 2014 or substantial completion of initial improvements. In addition, the square footage leased was reduced to 27,303 square feet and the monthly base rent was reduced to $44,000 per month for the first 12 months, with a 3% increase each year thereafter.

Concurrent with this amendment in April 2014, the Company entered into a lease agreement with an affiliate of the landlord to lease 17,438 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months commencing on the date of substantial completion of initial improvements. If the premises are not delivered by September 1, 2014, then the Company can terminate the lease at any time prior to January 1, 2015. The monthly base rent is $28,000 with a 3% increase each year thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview

We make bio-based pest management and plant health products. Bio-based products are comprised of naturally occurring microorganisms such as bacteria and fungi, and plant extracts. We target the major markets that use conventional chemical pesticides, including agricultural and water markets, where our bio-based products are used as substitutes for, or in programs with, conventional chemical pesticides. We also target new markets for which there are no available conventional chemical pesticides, the use of conventional chemical pesticides may not be desirable or permissible because of health and environmental concerns or the development of pest resistance has reduced the efficacy of conventional chemical pesticides. Our current portfolio of EPA-approved and registered “biopesticide” products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products that control pests, increase yields and reduce crop stress.

Our goal is to provide growers with solutions to a broad range of pest management and plant health needs by adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging relationships with existing distributors, leveraging growers’ positive experiences with existing product lines, educating growers with on-farm product demonstrations and controlled product launches with key target customers and other early adopters. We believe this approach enables us to stay ahead of our competition in providing innovative pest management solutions, enhances our sales process at the distributor level and helps us to capture additional value from our products.

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

We currently offer four product lines for commercial sale: Regalia, an initial formulation of which we began selling in the fourth quarter of 2008, Grandevo, an initial formulation of which we began selling in the fourth quarter of 2011, Zequanox, an initial formulation of which we began selling in the second half of 2012 and Venerate, which we began to offer in the first half of 2014. We also have one product candidate, Opportune, an herbicide (for weed control), that we are in the process of developing for commercial application. In addition, we submitted MBI-011, another herbicide, MBI-302, a biological nematicide, and MBI-601, a biofumigant, to the EPA for registration, and we have submitted Haven, an anti-transpirant, to applicable state agencies for registration. A large portion of our sales are currently attributable to conventional growers who use our bio-based pest management products either to replace conventional chemical pesticides or enhance the efficacy of their IPM programs. In addition, a portion of our sales are attributable to organic farmers, who cannot use conventional pesticides and have few alternatives for pest management. We intend to continue to develop and commercialize bio-based pest management and plant health products that are allowed for use by organic farmers.

We sell our crop protection products to leading agrichemical distributors while also working directly with growers to increase existing and generate new product demand. To date, we have marketed our bio-based pest management and plant health products for agricultural applications to U.S. growers, through distributors and our own sales force, and we have focused primarily on high value specialty crops such as grapes, citrus, tomatoes, leafy greens and ornamental plants. In the third quarter of 2013, we began selling Regalia as a yield enhancer for large-acre row crop markets such as corn, cotton and soybeans through third-party distributors. As we continue to demonstrate the efficacy of our bio-based pest management and plant health products on new crops or for new applications, we may either continue to sell our product through our in-house sales force or collaborate with third parties for distribution to select markets.

We have historically sold a significant majority of our products in the United States, although we have strategically launched Regalia in select international markets. For example, we launched Regalia in the United Kingdom in 2009, Turkey in 2010, Mexico in 2011 and Canada in 2012. Regalia is currently registered for sale in South Africa, Ecuador, Mexico, Turkey, Panama, El Salvador, Guatemala, Honduras, Peru and Canada and registration dossiers are under review in the European Union and Brazil. We are continuing to form strategic collaborations with major agrichemical companies in addition to our current partners, FMC (which distributes Regalia in Latin America) and Syngenta (which distributes Regalia in Africa, Europe and the Middle East), to accelerate our entry into certain international markets, such as in Asia-Pacific markets. In addition to engaging large-scale international distributors, we are currently forming new strategic collaborations with other market-leading regional distributors in our target markets and regions to expand the supply of our products globally. In the longer term, when we launch Grandevo and other products internationally, we expect to generate a significant portion of our revenues from international sales of our products.

We currently market our water treatment product, Zequanox, through our sales and technical workforce to hydroelectric power generation companies, combustion power generation companies and industrial facilities in the United States and Canada. We are in discussions with several potential leaders in water treatment technology and applications regarding potential arrangements to sell Zequanox in the United States and international markets to supplement the efforts of our sales force. We are also exploring other options for selling Zequanox including entering into distribution arrangements with third parties to market Zequanox internationally. We have entered into similar arrangements for the distribution of Zequanox for use in certain applications such as treatment of lakes, aqueducts and drinking water facilities in the United States. We believe that Zequanox presents a unique opportunity for generating long-term revenue, as there are limited environmentally friendly water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost of the chlorine treatment process, the primary current alternative to using Zequanox. Sales of Zequanox have also remained lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies occurs on a yearly or multi-year basis) and the unique nature of the treatment approach for each customer based on the extent of the infestation and the design of the facility.

Our biopesticide products cannot be sold in the United States except under an EPA-approved use label. As such, our strategy is to launch early formulations of our products to targeted customers under EPA-approved use labels, which list a limited number of crops and applications, allowing us to gather field data, gain product knowledge and get customer feedback to our research and development team. While we are gaining this experience and knowledge from the already released targeted market, the EPA will be reviewing new product formulations and expanded use labels for new products utilizing already approved formulations but covering additional crops and/or applications. Based on these initial product launches, sales and demonstrations in additional regions as well as other tests and trials, we continue to enhance our products and submit product formulations and expanded use labels to the EPA and other regulatory agencies. For example, we began sales of Regalia SC, an earlier formulation of Regalia, in the Florida fresh tomatoes market in 2008, while a more effective formulation of Regalia with an expanded use label, including listing for use in organic farming, was under review by the EPA. When approved, we launched this new formulation into the Southeast United States in 2009 and nationally in 2010. In 2011, we received EPA approval of a newly expanded Regalia label covering hundreds of crops and various new uses for applications in soil and through irrigation systems. Likewise, in May 2013, we received approval for an improved Grandevo label, which has been approved by 49 states, with a decision pending in Hawaii.

Our total revenues were $2.8 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia and Grandevo product lines. We believe weather conditions such as drought in the Western United States, freezing conditions in the Midwestern United States and heavy rains and flooding in the Southeastern United States may have an impact on purchases of our pest management and plant health products by our distributors, direct customers and end users. We believe that these conditions will shift the timing of some of the purchases for the growing season between quarters, but we do not anticipate an overall impact to annual sales. We anticipate that most of our revenue growth will occur during the second half of 2014 relating to growth in row crop and certain specialty crop markets, new product sales and entry into additional Latin American markets.

Since 2011, we have also recognized license revenues from our strategic collaboration and distribution agreements, which amounted to less than $0.1 million for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, we recognized $0.3 million and less than $0.1 million, respectively, of related party revenues under these agreements based on the terms of our agreements with Syngenta, an affiliate of one of our 5% stockholders, of which, $0.3 million was recognized during the three months ended March 31, 2014 upon the termination of one of these agreements.

We currently sell our crop protection products through the same leading agricultural distributors used by the major agrichemical companies. Distributors with 10% or more of our total revenues consist of the following:

	CROP PRODUCTION SERVICES	REISTER’S		TREMONT GROUP (1)		GROWMARK		HELENA CHEMICALS		CHEM NUT		ENGAGE AGRO		WILBUR ELLIS
For the three months ended March 31,
2014	17%	15%		12%		11%		11%			*		*		*
2013	13%		*		*		*		*	17%		15%		11%

*	Represents less than 10% of total revenues
(1)	Represents related party revenues. See Note 14 of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for further discussion.

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenues stream will be diversified over a broader product portfolio and customer base, as well as a greater number of distributors.

Our cost of product revenues was $1.7 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively. Cost of product revenues included $0.2 million of cost of product revenues to related parties for each of the three months ended March 31, 2014 and 2013. Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third-party services related to procuring, processing, formulating, packaging and shipping our products. We expect our cost of product revenues to increase as we expand sales of Regalia, Grandevo, Zequanox and Venerate. Our cost of product revenues has increased as a percentage of total revenues primarily due to a change in product mix, with Grandevo representing an increased percentage of total revenues as Grandevo is early in its product life cycle. We expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $4.3 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively. We intend to continue to devote significant resources toward our proprietary technology and adding to our pipeline of bio-based pest management and plant health products using our proprietary discovery process, sourcing and commercialization expertise and rapid and efficient development process.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $6.3 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively, primarily due to an increase of $2.3 million in employee related expenses driven by increased headcount which includes an increase in share based compensation of $1.0 million. We expect that in the future, our selling, general and administrative expenses will increase due to our expanded product portfolio and due to additional costs incurred relating to being a public company.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Our product revenues through 2012 were primarily derived from sales of Regalia, but now are increasingly impacted by new products such as Grandevo. Product revenues, not including related party revenues, constituted 75% and 87% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Product revenues in the United States, not including related party revenues, constituted 71% and 76% of our total revenues for the three months ended March 31, 2014 and 2013, respectively.

In 2013, we began to offer extended payment terms in excess of those historically offered to our customers. We believe our competitors and other suppliers in the pest management and plant health industry also offer extended payment terms and, in the aggregate, we believe that by expanding the use of extended payment terms, we have provided a competitive response to the market. When we offer terms that are considered to be extended in comparison to our historical terms, we defer recognizing revenue until payment is due. As of March 31, 2014 and December 31, 2013, we had current deferred product revenues of $0.8 million and $1.0 million, respectively.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for a single product line or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the three months ended March 31, 2014 and 2013, license revenues constituted 2% of total revenues. As of March 31, 2014, not including agreements with related parties discussed below, we had received an aggregate of $1.4 million in payments under these agreements, and there are up to $1.9 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of both product revenues and license revenues. Les Lyman, a member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In addition, we have entered into agreements with and sell our products for further distribution and resale to Syngenta, an affiliate of one of our 5% stockholders. For the three months ended March 31, 2014 and 2013, related party revenues constituted 23% and 11% of total revenues, respectively, with related party product revenues totaling $0.3 million and $0.3 million, respectively, and related party license revenues totaling $0.3 million and less than $0.1 million, respectively. As of March 31, 2014, we had received an aggregate of $1.0 million in payments under our strategic collaboration and distribution agreements with related parties, and there are up to $1.0 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We have entered into in-license technology agreements with respect to the use and commercialization of our three commercially available product lines, including Regalia, Grandevo and Zequanox, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments and costs associated with license revenues are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The patents for Regalia and Zequanox will expire in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. There is, however, a pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including our pending patent applications and issued patents related to Regalia, Zequanox and Grandevo, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products because gross margins are expected be increased over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, for example with our Grandevo product line, our overall gross margins may vary as we introduce new products. In particular, we are experiencing and expect further near-term downward pressure on overall gross margins as we expand sales of Grandevo, Zequanox and Venerate and when we introduce Opportune, our EPA-approved bioherbicide. Gross profit has been and will continue to be affected by a variety of factors, including product manufacturing yields, changes in product production processes, new product introductions, product mix and average selling prices.

To date, we have relied on third parties for the production of our products. However, we believe reliance on third parties has resulted in lower gross margins for Grandevo, a fermentation-based product. Accordingly, in July 2012, we acquired a manufacturing facility, which we are repurposing for manufacturing operations, and we continue to further expand capacity at this facility. As production shifts from third parties to our own facility, we expect gross margins on individual products to improve.

Research, Development and Patent

Research, development and patent expenses principally consist of personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent staff in support of product discovery and development activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants, patent fees and facility and related overhead costs. We have received grants and funding for our research from federal governmental entities. We recognize amounts under these grants as an offset to our overall research, development and patent expenses as services under the grant are performed. There were no grants for the three months ended March 31, 2014 and 2013.

We expect to increase our investments in research and development by hiring additional research and development staff, increasing the number of third-party field trials and toxicology tests for developing additional products, entering new geographic regions and expanding uses for existing products. As a result, we expect that our research, development and patent expenses will increase in absolute dollars for the foreseeable future. As our sales increase, we expect our research, development and patent expenses to decrease as a percentage of total revenues, although we could experience quarterly fluctuations.

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

Interest Expense

We recognize interest expense on notes payable, convertible notes and other debt obligations. During 2012, we entered into a $0.5 million term loan and issued $24.1 million in convertible notes and $17.5 million in promissory notes, including a $10.0 million promissory note paid off prior to its maturity date. During 2013, we issued $4.95 million in promissory notes, including the conversion of $1.25 million of a convertible note into a promissory note. Immediately following the completion of our initial public offering (IPO) in August 2013, the convertible notes converted into shares of our common stock. Accordingly, our interest expense decreased both in absolute terms and as a percentage of total revenues.

Interest Income

Interest income consists primarily of interest earned on investments and cash balances. Our interest income will vary each reporting period depending on our average investment and cash balances during the period and market interest rates.

Change in Estimated Fair Value of Financial Instruments

In August 2013, we closed an initial public offering (the “IPO”), at which time all shares of our outstanding convertible preferred stock and all of our outstanding convertible notes automatically converted into shares of common stock, and all outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised for shares of common stock.

Until the effective date of our IPO in August 2013, we accounted for the outstanding warrants exercisable into shares of our Series A, Series B and Series C convertible preferred stock as liability instruments, as the Series A, Series B and Series C convertible preferred stock into which these warrants were contingently convertible upon the occurrence of certain events or transactions. We also accounted for the outstanding warrants exercisable into a variable number of common shares at a fixed monetary amount as liability instruments. Our convertible notes were recorded at estimated fair value on a recurring basis as the predominant settlement feature of the convertible notes was to settle a fixed monetary amount with a variable number of shares. We adjusted the warrants and the convertible notes to fair value at each reporting period and on the effective date of the IPO with the change in estimated fair value recorded in the consolidated statements of operations.

We issued $24.1 million in convertible notes during the year ended December 31, 2012. During the year ended December 31, 2013, we issued $6.5 million in convertible notes and converted $1.25 million of a convertible note into a promissory note. Based on our operating performance and changes in the probability and timing of, and estimated proceeds from, the completion of a qualified IPO or an acquisition between the reporting dates, or the issuance dates of these notes, we recognized a net loss due to the change in estimated fair value of financial instruments of $3.5 million for the three months ended March 31, 2013, relating to convertible notes. There were no material changes in the estimated fair value of warrants for the three months ended March 31, 2013.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2014, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Revenues:
Product	75%	87%
License	2	2
Related party	23	11

Total revenues	100	100
Cost of product revenues (1)	59	66

Gross profit	41	34
Operating expenses:
Research, development and patent	153	120
Selling, general and administrative	227	104

Total operating expenses	380	224

Loss from operations	(339)	(190)
Other income (expense):
Interest income	—	—
Interest expense	(28)	(73)
Change in estimated fair value of financial instruments	—	(131)
Other (expense) income, net	—	—

Total other income (expense), net	(28)	(204)

Income taxes	—	—

Net loss	(367)%	(394)%

(1)	Includes 7% in cost of product revenues to related parties for each of the three months ended March 31, 2014 and 2013. See Note 14 of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for further discussion.

Comparison of Three Months Ended March 31, 2014 and 2013

Product Revenues

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Dollars in thousands)
Product revenues	$2,097	$2,373
% of total revenues	75%	87%

Product revenues decreased by approximately $0.3 million, or 12%, which we believe was primarily due to changes in our customers’ timing of orders as fluctuations in the timing of pest control and plant health product sales orders are not uncommon given seasonality in the agricultural industry and the impact that weather may have on the timing of the application of our products.

License Revenues

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Dollars in thousands)
License revenues	$45	$48
% of total revenues	2%	2%

License revenues related to certain strategic collaboration and distribution agreements decreased by 6% but do not comprise a significant portion of our total revenues.

Related Party Revenues

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Dollars in thousands)
Related party revenues	$648	$309
% of total revenues	23%	11%

For the three months ended March 31, 2014 and 2013, related party revenues totaled $0.6 million and $0.3 million, respectively, of which $0.3 million and $0.3 million, respectively, was related to product revenues, and $0.3 million and less than $0.1 million, respectively, was related to license revenues. Related party revenues increased by approximately $0.3 million, or 110%, as a result of approximately $0.3 million that was recognized during the three months ended March 31, 2014 upon the termination of one of our agreements with Syngenta, an affiliate of one of our 5% stockholders.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Dollars in thousands)
Cost of product revenues	$1,652	$1,795
% of total revenues	59%	66%
Gross Profit	$1,138	$935
% of total revenues	41%	34%

Our cost of product revenues decreased by $0.1 million, or 8%, and our gross margins increased from 34% to 41%. Cost of product revenues decreased and gross margin increased primarily due to a change in product mix, with Regalia representing an increased percentage of total sales, which has a higher margin than Grandevo. In addition, as discussed above, there was an increase in related party revenues as a result of $0.3 million that was recognized during the three months ended March 31, 2014 upon the termination of one of our agreements with Syngenta for which there was no corresponding cost of product revenues.

Research, Development and Patent Expenses

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Dollars in thousands)
Research, development and patent expenses	$4,282	$3,283
% of total revenues	153%	120%

Research, development and patent expenses increased by approximately $1.0 million, or 30%, due to an increase of $0.1 million in direct research and development testing costs, $0.7 million in employee related expenses driven by increased headcount, which includes an increase in share-based compensation of $0.2 million, $0.1 million in fixed expenses primarily related to depreciation and $0.1 million in supplies, outside services and general costs.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Dollars in thousands)
Selling, general and administrative expenses	$6,330	$2,847
% of total revenues	227%	104%

Selling, general and administrative expenses increased by approximately $3.5 million, or 122%, due to an increase of $2.3 million in employee related expenses driven by increased headcount, which includes an increase in share-based compensation of $1.0 million, $0.3 million in fixed expenses primarily related to depreciation, $0.6 million in outside services, $0.1 million in travel and $0.2 million in supplies and general costs.

Other Income (Expense), Net

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Dollars in thousands)
Interest income	$10	$1
Interest expense	(773)	(1,985)
Change in estimated fair value of financial instruments	—	(3,563)
Other expense, net	(9)	(7)

Total other expense, net	$(772)	$(5,554)

Interest expense decreased due to the conversion of convertible notes into shares of our common stock immediately following the completion of the IPO in August 2013. Accordingly, we ceased to incur the interest expense associated with these convertible notes. This was partially offset by an increase in interest expense as we issued promissory notes in the amount of $4.95 million in April 2013.

The change in the estimated fair value of financial instruments was associated with outstanding warrants and convertible notes issued in 2012 and 2013. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock and convertible notes automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised for shares of common stock. Accordingly, we ceased to incur the interest expense and change in estimated fair value of financial instruments associated with the convertible preferred stock and convertible notes.

Seasonality and Quarterly Results

Our sales of individual products are generally expected to be seasonal. For example, we expect that our Regalia, Grandevo and Venerate product lines will be sold and applied to crops in greater quantity in the second and fourth quarters. These seasonal variations may be especially pronounced because sales have been primarily limited to our Regalia and Grandevo product lines in the Northern Hemisphere. In addition, in April 2014, we announced the launch of Venerate, a bioinsecticide, in the Northern Hemisphere. As we expand the registration and commercialization of our product lines into the Southern Hemisphere, where seasonality of sales should be counter cyclical to the Northern Hemisphere, we expect worldwide sales volatility to decrease over time. In addition, we expect that our sales of Zequanox will be seasonal. Invasive zebra and quagga mussels typically feed and reproduce at water temperatures above 59°F. Treatments to kill these mussels are therefore most effective from June through September in the Eastern United States, Canada and Europe and from April through October in the Southwestern United States.

Planting and growing seasons, climatic conditions and other variables on which sales of our products are dependent vary from year to year and quarter to quarter. As a result, we have historically experienced substantial fluctuations in quarterly sales. In particular, weather conditions and natural disasters such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. For example, in 2013 and 2012, the United States experienced nationwide abnormally low rainfall or drought, reducing the incidence of fungal diseases such as mildews, and these conditions have been present in some of our key markets in the first quarter of 2014 as well. On the other hand, drought may increase the incidence of pest insect infestations, and therefore we believe sales of insecticides, including Grandevo and Venerate, may increase during times of drought. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first quarter of 2014 have delayed planting and pesticide applications. Since Regalia and Grandevo products have different margins, changes in product mix due to these conditions could affect our overall margins.

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products and the timing of introductions of new formulations and products. It is possible that our business may be more seasonal, or experience seasonality in different periods, than anticipated. For example, if sales of Zequanox become a more significant component of our revenue, the separate seasonal sales cycles could cause further shifts in our quarterly revenue. Other factors may also contribute to the unpredictability of our operating results, including the size and timing of significant distributor transactions, the delay or deferral of use of our products and the fiscal or quarterly budget cycles of our distributors, direct customers and end users. Customers may purchase large quantities of our products in a particular quarter to store locally and use quickly when weather permits growers to get into the fields and also to use over longer periods of time as conditions may change rapidly thus customers may time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year.

Liquidity and Capital Resources

From our inception until the closing of our IPO in August 2013, our operations have been financed primarily by net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes, term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants.

As of March 31, 2014, our cash and cash equivalents totaled $21.3 million and short-term investments totaled $2.7 million. In addition, we expect to receive a $10.0 million loan, to be used to expand capacity at our manufacturing facility, subject to receipt of a USDA guarantee for the financing and completion of related bank documentation. We believe our current cash and cash equivalents and short-term investments, along with cash from revenues and anticipated borrowings, will be sufficient to satisfy our liquidity requirements for the next 12 months. However, we may seek additional funding through debt or equity financings that may be used, among other things, to expand our product development and marketing efforts, to complete or expand our manufacturing facility, to complete strategic transactions and/or for working capital. Adequate funds for this and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales or product development activities or reduce capital investments.

Since our inception, we have incurred significant net losses, and, as of March 31, 2014, we had an accumulated deficit of $115.7 million, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products and higher than anticipated costs incurred in connection with repurposing our manufacturing facility acquired in July 2012. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of testing validation, regulatory progress and commercialization events. As of March 31, 2014, we had received an aggregate of $2.4 million in payments under these agreements, of which $1.0 million were received from a related party, and there are up to $2.9 million in payments under these agreements that we could potentially receive if certain testing validation, regulatory progress and commercialization events occur, of which $1.0 million could potentially be received from a related party.

For the three months ended March 31, 2014 and 2013, we used $5.0 million and $0.4 million, respectively, in cash to fund capital expenditures. In July 2012, we acquired a manufacturing facility, including associated land, property and equipment, located in Bangor, Michigan, for approximately $1.5 million. Our business plan contemplates developing significant internal commercial manufacturing capacity using this facility. Repurposing and expansion of the facility will be completed in multiple phases with an anticipated total capital expenditure of $32.0 million. Phase 1 of the project includes installation of the first of three fermentation tanks, and the construction of a dedicated building to house them. In December 2013, we produced the first test batch of Grandevo at this facility and expect to begin full-scale production of our products using our own manufacturing capacity in 2014. Future phases will include production of our Regalia biofungicide and Zequanox, as well as increasing the capacity of the facility’s utilities, installing drying capacity and installing larger fermenters that will accommodate production of multiple products at higher volumes.

We had the following debt arrangements in place as of March 31, 2014, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL AMOUNT BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Note (1)	7.00%	$88	Monthly/November 2014
Term Loan (1)	7.00%	$279	Monthly/April 2016
Promissory Notes (2)	12.00%	$12,450	Monthly (4)/October 2015
Credit Facility (3)	10.00%	$—	June 2014

(1)	See “—Five Star Bank.”
(2)	See “—October 2012 and April 2013 Junior Secured Promissory Notes.”
(3)	See “—June 2013 Credit Facility.”
(4)	Monthly payments are interest only until maturity.

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

June 2013 Credit Facility

On June 14, 2013, we entered into a credit facility agreement with a group of lenders. Under the credit agreement, the lenders have committed to permit us to draw an aggregate of up to $5.0 million, and, subject to our obtaining additional commitments from lenders, such amount may be increased to up to $7.0 million. The credit facility expires on June 30, 2014. During the term of the credit facility, we may request from the lenders up to four advances, with each advance equal to one-quarter of each lender’s aggregate commitment amount. We would issue promissory notes in the principal amount of each such advance that would accrue interest at a rate of 10% per annum. We are not obligated to pay principal or interest on the promissory notes until their maturity on June 30, 2014, at which point all principal and unpaid interest would become due. In addition, we may not prepay any of such promissory notes prior to their maturity date without consent of at least a majority in interest of the aggregate principal amount of the promissory notes then outstanding under the credit facility. In addition, in connection with our entry into the credit facility agreement, we agreed to pay each lender a fee of 2% of such lender’s commitment amount, and we issued to each lender a warrant to purchase a variable number of common shares, with warrant coverage equal to a number of shares determined by multiplying such lender’s commitment amount by 10% and dividing such product by 70% of the initial public offering price per share, and with the exercise price for the warrants equal to 70% of the initial public offering price per share. Upon the closing of our IPO in August 2013, the number of shares subject to the warrants and their exercise prices became fixed.

As of March 31, 2014, we have not drawn on the credit facility, and accordingly have issued no promissory notes and have no outstanding indebtedness thereunder. In August 2013, the board of directors resolved not to call for any advances under the credit facility.

Factoring and Security Agreement

On June 13, 2013, we entered into a factoring and security agreement (Factoring and Security Agreement) with a third-party that enabled us to sell our entire interest in certain accounts receivable up to $5.0 million. Under the Factoring and Security Agreement, 15% of the sales proceeds were to be held back by the purchaser until collection of such receivables. Such holdbacks were not considered legal securities, nor were they certificated. Upon the sale of the receivable, we did not maintain servicing. The purchaser may have required us to repurchase accounts receivable if (i) the payment was disputed by the account debtor, with the purchaser being under no obligation to determine the bona fides of such dispute; (ii) the account debtor had become insolvent or (iii) upon the effective date of the termination of the Factoring and Security Agreement. The purchaser would retain its security interest in any accounts repurchased by us. The Factoring and Security Agreement was secured by all of our personal property and fixtures, and proceeds thereof, including accounts receivable, inventory, equipment and general intangibles other than intellectual property. On November 11, 2013, the Company terminated the Factoring and Security Agreement effective January 10, 2014.

Revolving Line of Credit

In April 2014, we entered into an agreement with a bank for a revolving line of credit, which allows us to borrow up to $5.0 million with an interest rate of 1.5%. The line of credit is payable in full upon the bank’s demand, if no demand is made, it is payable in full in April 2015. Interest is payable monthly beginning in May 2014. In accordance with the terms of the agreement, we deposited $5.0 million into a restricted deposit account with the bank as collateral.

The following table sets forth a summary of our cash flows for the periods indicated:

	THREE MONTHS ENDED MARCH 31
	2014	2013
	(In thousands) (Unaudited)
Net cash used in operating activities	$(9,882)	$(7,675)
Net cash provided by (used in) investing activities	5,960	(432)
Net cash provided by (used in) financing activities	765	(108)

Net decrease in cash and cash equivalents	$(3,157)	$(8,215)

Cash Flows from Operating Activities

Net cash used in operating activities of $9.9 million during the three months ended March 31, 2014 primarily resulted from our net loss of $10.2 million, increases in accounts receivable of $1.0 million, accounts receivable from related parties of $0.3 million, inventories of $1.2 million and prepaid expenses and other assets of $0.2 million, and decreases in accrued and other liabilities of $1.3 million, deferred revenue of $0.2 million and deferred revenue from related parties of $0.3 million. This was offset by $0.5 million in depreciation and amortization expense, $1.5 million in share-based compensation expense, $0.2 million in non-cash interest expense and an increase in accounts payable of $2.7 million.

Net cash used in operating activities of $7.7 million during the three months ended March 31, 2013 primarily resulted from our net loss of $10.7 million, increases in accounts receivable from related parties of $0.1 million, inventories of $0.5 million and prepaid expenses and other assets of $0.6 million and a decrease in accrued and other liabilities of $1.3 million and deferred revenue and deferred revenue from related parties of $0.1 million. This was offset by $0.2 million in depreciation and amortization expense, $0.2 million in share-based compensation expense, $1.5 million in non-cash interest expense, $3.6 million related to the change in fair value of financial instruments and an increase of $0.1 million in accounts payable.

Cash Flows from Investing Activities

Net cash provided by investing activities of $6.0 million during the three months ended March 31, 2014 consisted primarily of maturities of short-term investments in the amount of $11.1 million, offset by $5.0 million used for the purchase of property, plant and equipment, primarily associated with a manufacturing plant and its subsequent improvement.

Net cash used in investing activities of $0.4 million during the three months ended March 31, 2013 was due to the purchase of property and equipment to support growth in our operations.

Cash Flows from Financing Activities

Net cash provided by financing activities of $0.8 million during the three months ended March 31, 2014 consisted primarily of $0.9 million from the exercise of stock options and warrants. This was offset by $0.1 million in payments on our debt and capital leases.

Net cash used in financing activities of $0.1 million during the three months ended March 31, 2013 consisted primarily of $9.2 million in payments on our debt, partially offset by $9.1 million transferred from the release of restricted cash.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2014:

	TOTAL	2014	2015-2016	2017-2018	2019 AND BEYOND
			(In thousands) (Unaudited)
Operating lease obligations	$3,764	$845	$1,487	$1,225	$207
Debt and capital leases	15,558	1,434	14,124	—	—
Interest payments relating to debt and capital leases	2,462	1,261	1,201	—	—

Total	$21,784	$3,540	$16,812	$1,225	$207

Operating leases consist of contractual obligations from agreements for non-cancelable office space and leases used to finance the acquisition of equipment. Debt and capital equipment leases and the interest payments relating thereto include promissory notes and capital lease obligations.

In September 2013, we entered into a lease agreement, which was amended in April 2014, for a new 27,303 square foot office and laboratory facility located in Davis, California. The initial term of the lease is for a period of 60 months commencing on the later of the date of substantial completion of initial improvements to the leased property, or August 2014. The monthly base rent is $44,000 for the first 12 months with a 3% increase each year thereafter. We will have the option to extend the lease term twice for a period of five years each. Upon moving into the new office facility, we will vacate the office facility that we currently occupy. The lease expires between February 2015 and October 2016 with respect to various portions of the premises of the 24,500 square foot office facility that we currently occupy. The cost per square foot of the lease agreement for the new office facility is less than the cost per square foot of the lease for the current office facility. We expect to enter into agreements to sublease the portions of the current office facility that remain under the lease agreement at the time that we vacate the premises. We believe that the expenses associated with the lease for the new office facility will be lower than if we remain in the current office facility.

Concurrent with this amendment in April 2014, we entered into a lease agreement with an affiliate of the landlord to lease 17,438 square feet of office and laboratory space in the same building complex. The initial term of the lease is for a period of 60 months commencing on the date of substantial completion of initial improvements. If the premises are not delivered by September 1, 2014, we can terminate the lease at any time prior to January 1, 2015. The premises are not expected to be delivered until the latter half of 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter.

Since March 31, 2014, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2014 and 2013.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ended March 31, 2014 that are of significance, or potential significance, to us.

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

Interest Rate Risk

We had cash and cash equivalents of $21.3 million at March 31, 2014, which was held for working capital purposes. We had short-term investment securities of $2.7 million at March 31, 2014. We do not enter into investments for trading or speculative purposes. We do not have any variable-rate debt and a 10% change in market interest rates will not have a significant impact on our future interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. At the time that our Annual Report on form 10-K for the year ended December 31, 2013 was filed on March 25, 2014, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 and continue to not be effective as of March 31, 2014 because of a material weakness in our internal control over financial reporting, as described below.

Changes in Internal Control

In connection with the preparation of our financial statements for the three months ended March 31, 2014, we determined that we had a material weakness in our internal control over financial reporting because we did not maintain effective controls over our shipping process which resulted in the shipment of the wrong product to a customer. We discovered that we did not have effective controls to prevent or detect an instance where the product shipped was not the same as the product ordered by a customer. While the deficiency in this instance did not result in a material misstatement of our financial statements, it is possible that there could be a material misstatement if the control deficiency is not remediated. Accordingly, management determined that this control deficiency represents a material weakness in our internal controls over financial reporting, and accordingly, our internal control was ineffective at both December 31, 2013 and March 31, 2014.

We have developed, and are currently implementing, a plan to remediate this material weakness, which includes, among other things, training our personnel who handle customer shipments to compare product ordered to product selected in the inventory records prior to shipment and comparison of product ordered to product removed from inventory prior to invoicing, which would enhance our ability to prevent the wrong product from being shipped and to detect if the wrong product has been shipped prior to invoicing.

As we continue to evaluate and work to enhance internal controls over financial reporting, we may determine that additional measures should be taken to address this or other control deficiencies, and/or that we should modify the remediation plan described above. Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Except as disclosed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of inherent limitations in any control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation that we believe is of the type common to companies engaged in our line of business, including intellectual property and employment issues. As of the date of this filing, we are not involved in any material pending legal proceedings.

ITEM 1A. RISK FACTORS

The risks described in “Part I, Item 1A. Risk Factors”, in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results. Except for the below, there have been no material changes to the risk factors discussed in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2013:

We have identified a material weakness in our internal control over financial reporting which existed as of December 31, 2013, and has not been adequately remediated as of March 31, 2014. If we fail to properly remediate this or any future weaknesses or deficiencies or maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

While preparing our financial statements for the three months ended March 31, 2014, we have determined that we have a material weakness in our internal control over financial reporting which also existed as of December 31, 2013. This material weakness did not result in a material error or a restatement of our Condensed Consolidated Financial Statements contained herein. See Item 4, Controls and Procedures for additional discussion of this material weakness in our internal control over financial reporting.

Although we are undertaking steps to address this material weakness, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as described in Item 4, to address this material weakness, or that the plans and controls, if implemented, will be successful in fully remediating this material weakness. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weakness, or we identify further material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In March 2014, 5,950 shares of common stock were issued upon the cash exercise of outstanding common stock warrants at an exercise price of $8.40 per share, for an aggregate purchase price of $49,980.

Neither the exercise of the warrant nor its original issuance involved any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act (or Rule 506 of Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving a public offering. Each recipient of the securities in these transactions represented his, her or its intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient received adequate information about the registrant or had adequate access, through his, her or its relationship with us, to information about the Company. The sales of these securities were made without any general solicitation or advertising.

ITEM 6. EXHIBITS

See the Index to Exhibits immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on May 15, 2014.

MARRONE BIO INNOVATIONS, INC.

/S/ JAMES B. BOYD
James B. Boyd
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.1†*	Offer letter, dated February 10, 2014, between Marrone Bio Innovations, Inc. and James B. Boyd.

10.2†	Offer letter, dated February 26, 2014, between Marrone Bio Innovations, Inc. and Linda V. Moore.

10.3	First Amendment to Lease, dated April 30, 2014, by and between Six Davis, LLC and Marrone Bio Innovations, Inc.

10.4	Office Lease, dated April 30, 2014, by and between Seven Davis, LLC and Marrone Bio Innovations, Inc.

10.5	Promissory Note, dated April 11, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing, LLC and Marrone Bio Innovations, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2014 and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2014 and March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and March 31, 2013 and (v) Notes to Condensed Consolidated Financial Statements

†	Indicates a management contract or compensatory plan or arrangement.
*	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed March 25, 2014.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.