Form 10-Q
period 2014-06-30
MARRONE BIO INNOVATIONS INC
filed 2014-08-13
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 6, 2014
Common Stock, $0.00001 par value	24,399,088

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	JUNE 30, 2014	DECEMBER 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,630	$24,455
Restricted cash, current portion	3,325	—
Short-term investments	249	13,677
Accounts receivable	4,110	6,215
Accounts receivable from related parties	490	903
Inventories, net	12,501	11,666
Prepaid expenses and other current assets	1,768	1,737

Total current assets	80,073	58,653
Property, plant and equipment, net	18,485	9,420
Restricted cash, less current portion	1,560	—
Other assets	899	806

Total assets	$101,017	$68,879

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,185	$4,460
Accrued liabilities	3,511	4,380
Deferred revenue, current portion	537	1,209
Deferred revenue from related parties, current portion	—	131
Capital lease obligations, current portion	1,836	1,401
Debt, current portion	340	157

Total current liabilities	11,409	11,738
Deferred revenue, less current portion	1,043	744
Deferred revenue from related parties, less current portion	—	628
Capital lease obligations, less current portion	886	1,134
Debt, less current portion	22,090	12,280
Other liabilities	577	571

Total liabilities	36,005	27,095
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized, no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock: $0.00001 par value; 250,000 shares authorized and 24,380 and 19,323 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid in capital	191,079	147,220
Accumulated deficit	(126,067)	(105,436)

Total stockholders’ equity	65,012	41,784

Total liabilities and stockholders’ equity	$101,017	$68,879

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Revenues:
Product	$3,414	$4,152	$5,511	$6,525
License	51	48	96	96
Related party	164	300	812	609

Total revenues	3,629	4,500	6,419	7,230
Cost of product revenues, including cost of product revenues to related parties of $73 and $170 for the three months ended June 30, 2014 and 2013, respectively, and $265 and $364 for the six months ended June 30, 2014 and 2013, respectively	2,849	3,398	4,501	5,193

Gross profit	780	1,102	1,918	2,037
Operating expenses:
Research, development and patent	4,264	3,941	8,546	7,224
Selling, general and administrative	5,989	3,107	12,319	5,954

Total operating expenses	10,253	7,048	20,865	13,178

Loss from operations	(9,473)	(5,946)	(18,947)	(11,141)
Other income (expense):
Interest income	11	—	21	1
Interest expense	(825)	(2,285)	(1,598)	(4,270)
Change in estimated fair value of financial instruments	—	6,550	—	2,987
Gain on extinguishment of debt	—	49	—	49
Other income (expense), net	(98)	(7)	(107)	(14)

Total other income (expense), net	(912)	4,307	(1,684)	(1,247)

Loss before income taxes	(10,385)	(1,639)	(20,631)	(12,388)
Income taxes	—	—	—	—

Net loss	(10,385)	(1,639)	(20,631)	(12,388)
Deemed dividend on convertible notes	—	(1,378)	—	(1,378)

Net loss attributable to common stockholders	$(10,385)	$(3,017)	$(20,631)	$(13,766)

Net loss per common share:
Basic	$(0.50)	$(2.36)	$(1.02)	$(10.81)

Diluted	$(0.50)	$(2.67)	$(1.02)	$(10.81)

Weighted-average shares outstanding used in computing net loss per common share:
Basic	20,775	1,277	20,150	1,273

Diluted	20,775	1,347	20,150	1,273

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net loss	$(10,385)	$(1,639)	$(20,631)	$(12,388)
Other comprehensive loss	—	—	—	—

Comprehensive loss	$(10,385)	$(1,639)	$(20,631)	$(12,388)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from operating activities
Net loss	$(20,631)	$(12,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,081	356
Loss on disposal of equipment	85	—
Share-based compensation	2,722	588
Non-cash interest expense	495	3,404
Change in estimated fair value of financial instruments	—	(2,987)
Gain on extinguishment of debt	—	(49)
Amortization of investment securities premiums/discounts, net	10	—
Net changes in operating assets and liabilities:
Accounts receivable	2,105	(804)
Accounts receivable from related parties	413	(131)
Inventories	(835)	(2,056)
Prepaid expenses and other assets	(350)	(1,633)
Accounts payable	330	2,196
Accrued and other liabilities	(628)	(743)
Deferred revenue	(799)	(96)
Deferred revenue from related parties	(333)	(66)

Net cash used in operating activities	(16,335)	(14,409)
Cash flows from investing activities
Purchases of property, plant and equipment	(9,425)	(1,338)
Purchase of short-term investments	(49)	—
Maturities of short-term investments	13,467	—

Net cash provided by (used in) investing activities	3,993	(1,338)
Cash flows from financing activities
Proceeds from public offering, net of offering costs and underwriting commissions	39,959	—
Proceeds from issuance of convertible notes payable	—	6,529
Proceeds from issuance debt, net of issuance costs	9,621	3,700
Repayment of debt	(137)	(9,303)
Proceeds from line of credit	4,687	—
Repayment of line of credit	(4,687)	—
Repayment of capital leases	(219)	(98)
Change in restricted cash	(4,885)	9,139
Proceeds from exercise of stock options	1,128	11
Proceeds from exercise of common stock warrants	50	—

Net cash provided by financing activities	45,517	9,978
Net increase (decrease) in cash and cash equivalents	33,175	(5,769)
Cash and cash equivalents, beginning of period	24,455	10,006

Cash and cash equivalents, end of period	$57,630	$4,237

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $648 and $279 for the six months ended June 30, 2014 and 2013, respectively	$1,103	$866

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$834	$—

Equipment acquired under capital leases	$646	$256

Interest added to the principal of convertible notes	$—	$1,299

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

In June 2014, the Company completed a public offering of 4,575,000 shares of its common stock (inclusive of 675,000 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares). The public offering price of the shares sold in the offering was $9.50 per share. The total gross proceeds from the offering to the Company were $43,463,000, and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled $39,959,000.

The Company is an early stage company with a limited operating history and has only recently begun commercializing its products. As of June 30, 2014, the Company had an accumulated deficit of $126,067,000 and expects to continue to incur losses for the foreseeable future. Until the Company’s initial public offering (IPO) in August 2013, the Company had funded operations primarily with the net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes, and term loans, as well as proceeds from the sale of its products and payments under strategic collaboration agreements and government grants. The Company will need to generate significant revenue to achieve and maintain profitability. As of June 30, 2014, the Company had working capital of $65,339,000 and cash, cash equivalents and short-term investments of $57,879,000.

In August 2013, the Company amended and restated its certificate of incorporation to effect a reverse split of shares of its common stock at a 1-for-3.138458 ratio (See Note 2).

The Company participates in a heavily regulated and highly competitive crop protection industry and believes that adverse changes in any of the following areas could have a material effect on the Company’s future financial position, results of operations, comprehensive loss or cash flows: inability to obtain regulatory approvals, increased competition in the pesticide market, market acceptance of the Company’s products, weather and other seasonal factors beyond the Company’s control, the Company’s ability to support increased growth and litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors.

2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this quarterly report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated as of June 30, 2014 to maintain on deposit at a bank in accordance with the promissory note entered into in June 2014. See Note 9 for further discussion.

Short-Term Investments

The Company’s short-term investments consist of CDs with original maturities less than one year but greater than three months which are classified as held-to-maturity. CDs are stated at their amortized cost with realized gains or losses, if any, reported as other income or expense in the condensed consolidated statements of operations. The Company routinely evaluates the realizability of its short-term investments and recognizes an impairment charge when a decline in the estimated fair value of a short-term investment is below the amortized cost and determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than amortized cost, any adverse changes in the investee’s financial condition and the Company’s intent and ability to hold the short-term investment for a period of time sufficient to allow for any anticipated recovery in market value. To date, the Company has not recognized any losses on its short-term investments.

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

For the three months ended June 30, 2014 and 2013, 4% and 6%, respectively, of the Company’s revenues were generated from international customers. For the six months ended June 30, 2014 and 2013, 4% and 8%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. For the three months ended June 30, 2014 and 2013, these two product lines accounted for 87% and 98%, respectively, of the Company’s revenues. For the six months ended June 30, 2014 and 2013, these two product lines accounted for 87% and 98%, respectively, of the Company’s revenues.

Customers with 10% or more of the Company’s total revenues consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
For the three months ended June 30,
2014	28%	18%	11%
2013	60%	*	*
For the six months ended June 30,
2014	23%	10%	11%
2013	43%	*	*

*	Represents less than 10% of total revenues

Customers with 10% or more of the Company’s outstanding accounts receivable consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D (1)	CUSTOMER E	CUSTOMER F
June 30, 2014	28%	16%	11%	11%	*	*
December 31, 2013	11%	*	*	13%	19%	12%

(1)	Represents accounts receivable from related parties. See Note 12 for further discussion.
*	Represents less than 10% of total accounts receivable

Inventories

Inventories are stated at the lower of cost or market value (net realizable value or replacement cost) and include the cost of material, external labor and manufacturing costs, direct labor and manufacturing overhead. Cost is determined on the first-in, first-out basis. The Company provides for inventory reserves when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels or other factors. Additionally, the Company provides reserves for excess and slow-moving inventory on-hand that is not expected to be sold to reduce the carrying amount of excess slow-moving inventory to its estimated net realizable value. The reserves are based upon estimates about future demand from the Company’s customers and distributors and market conditions. As of June 30, 2014 and December 31, 2013, the Company had $280,000 and $45,000, respectively, in reserves against its inventories.

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of June 30, 2014 and December 31, 2013, the Company had $290,000 and $418,000, respectively, of current deferred cost of product revenues, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

Land—Market approach based on similar, but not identical, transactions in the market. Adjustments to comparable sales are based on both quantitative and qualitative data.

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

In May 2014, portions of the Manufacturing Plant were placed into service as the initial phase of construction was completed and were recorded as building or equipment as a component of property, plant and equipment in the accompanying condensed consolidated balances sheets at historical cost, including capitalized interest, and are being depreciated over their estimated useful lives. The portions not yet placed into full service as of June 30, 2014 were recorded as construction in progress as a component of property, plant and equipment in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. Interest expense in the amount of $1,449,000 was capitalized over the period of construction through June 30, 2014.

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

All issued and outstanding common stock, preferred stock and warrants for common stock or preferred stock, and the related per share amounts contained in the condensed consolidated financial statements, have been retroactively adjusted to give effect to this Reverse Stock Split for all periods presented.

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

Product revenues consist of revenues generated from sales to distributors and from sales of the Company’s products to direct customers, net of rebates and cash discounts. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor in comparison to the Company’s historical terms are considered to be longer than normal payment terms, the distributor history of adhering to the terms of its contractual arrangements with the Company, whether the Company has a pattern of granting concessions for the benefit of the distributor and whether there are other conditions that may indicate that the sale to the distributor is not substantive. When the Company offers payment terms that are considered to be extended in comparison to the Company’s historical terms, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until payment is due. The costs associated with such deferral are also deferred and classified in prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company currently recognizes revenue primarily on the sell-in method with its distributors. Distributors generally do not have price protection or return rights.

As of June 30, 2014 and December 31, 2013, the Company had current deferred product revenues of $313,000 and $1,016,000, respectively.

From time to time, the Company offers certain product rebates, which are recorded as reductions to product revenues. An accrued liability for these product rebates is recorded at the time the revenues are recorded.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. No payments were received under these agreements during the three and six months ended June 30, 2014 and 2013. For the three months ended June 30, 2014 and 2013, the Company recognized $51,000 and $48,000, respectively, as license revenues in the accompanying condensed consolidated statements of operations. For both the six months ended June 30, 2014 and 2013, the Company recognized $96,000 as license revenues in the accompanying condensed consolidated statements of operations.

The Company has strategic collaboration and distribution agreements with Syngenta, an affiliate of Syngenta Ventures Pte. LTD (Syngenta Ventures). Prior to the Company’s public offering in June 2014, Syngenta Ventures was one of the Company’s 5% stockholders, and as such, the Company included license revenues recognized under these agreements in related party revenues and recorded the current and non-current deferred revenues related to payments received under these agreements in current and non-current deferred revenues from related parties. In connection with the public offering, Syngenta Ventures sold 600,000 common shares and is no longer a 5% stockholder. As such, beginning in June 2014, the Company included license revenues recognized under these agreements in license revenues and no longer has a separate financial statement line item for current and non-current deferred revenues from related parties as only current and non-current deferred revenues related to the agreements with Syngenta were included in this line item historically. For the three months ended June 30, 2014 and 2013, the Company recognized $5,000 and $33,000, respectively, of related party revenues under these agreements. For the six months ended June 30, 2014 and 2013, the Company recognized $333,000 and $66,000, respectively, of related party revenues under these agreements, of which, $292,000 was recognized during the six months ended June 30, 2014 upon the termination of one of these agreements. At June 30, 2014, the Company recorded current and non-current deferred revenues of $224,000 and $1,043,000, respectively, related to payments received under these agreements. At December 31, 2013, the Company recorded current and non-current deferred revenues of $324,000 and $1,372,000, respectively, related to payments received under these agreements, of which $131,000 and $628,000, respectively, related to deferred revenues from related parties based on the terms of the Company’s agreements with Syngenta.

Research, Development and Patent Expenses

Research and development expenditures, which primarily consist of payroll-related expenses, toxicology costs, regulatory costs, consulting costs and lab costs, and patent expenses, which primarily consist of legal costs relating to the patents and patent filing costs, are expensed to operations as incurred. For the three months ended June 30, 2014 and 2013, research and development expenses totaled $4,055,000 and $3,742,000, respectively, and patent expenses totaled $209,000 and $199,000, respectively. For the six months ended June 30, 2014 and 2013, research and development expenses totaled $8,040,000 and $6,807,000, respectively, and patent expenses totaled $506,000 and $417,000, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. The standard will replace most existing revenue recognition guidance under GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the Company determined the effect of the standard on its ongoing financial reporting.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	JUNE 30, 2014
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$46,776	$46,776	$—	$—

	DECEMBER 31, 2013
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$16,268	$16,268	$—	$—

The money market funds held as of June 30, 2014, and December 31, 2013, were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Short-Term Investments

The amortized cost and estimated fair values of short-term investments are summarized in the following table (in thousands):

	JUNE 30, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Securities Held-to-Maturity
Certificates of deposit, with maturities less than 1 year	$249	$—	$—	$249

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Securities Held-to-Maturity
Certificates of deposit, with maturities less than 1 year	$13,677	$—	$(4)	$13,673

The short-term investments as of June 30, 2014 and December 31, 2013 were in inactive markets and, therefore, the estimated fair value is measured based on the Level 2 valuation hierarchy.

5. Inventories

Inventories, net consist of the following (in thousands):

	JUNE 30, 2014	DECEMBER 31, 2013
Raw materials	$6,014	$5,355
Work in progress	1,673	2,917
Finished goods	4,814	3,394

	$12,501	$11,666

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

	JUNE 30,
	2014	2013
Convertible preferred stock	—	8,504
Convertible notes (1)	—	—
Stock options outstanding	2,871	2,062
Warrants to purchase convertible preferred stock	—	—
Warrants to purchase common stock (2)	145	—

(1)	As of June 30, 2013, the Company had approximately $48,234,000 in contingently convertible notes payable and related accrued interest for which the contingencies related to conversion had not been met until the IPO in August 2013. Therefore, it would have no dilutive or anti-dilutive impact until the contingency had been met in August 2013.
(2)	In October 2012, the Company issued warrants to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Junior Secured Promissory Notes as defined in Note 9, divided by 70% of the value of common stock in a sale of the Company or a qualified initial public offering (Qualified IPO), with an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. These warrants were contingently exercisable for which the contingencies related to exercise had not been met until the IPO in August 2013. Therefore, they would have no dilutive or anti-dilutive impact until the contingency had been met in August 2013.

The numbers of shares of common stock issuable upon the exercise of warrants to purchase convertible preferred stock and upon the conversion of convertible preferred stock were at a ratio of one-to-one.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013 (Revised) (1)	2014	2013
	(In thousands, except per share data)
Numerator:
Net loss	$(10,385)	$(1,639)	$(20,631)	$(12,388)
Deemed dividend on convertible notes	—	(1,378)	—	(1,378)

Net loss attributable to common stockholders	$(10,385)	$(3,017)	$(20,631)	$(13,766)

Effect of potentially dilutive securities:
Warrants to purchase convertible preferred stock	—	(575)	—	—

Net loss for diluted net loss per share	$(10,385)	$(3,592)	$(20,631)	$(13,766)

Denominator:

Shares used for basic net loss per share	20,775	1,277	20,150	1,273

Effect of potentially dilutive securities:
Warrants to purchase convertible preferred stock	—	70	—	—

Weighted average shares outstanding for diluted net loss per share	20,775	1,347	20,150	1,273

Basic net loss per share:	$(0.50)	$(2.36)	$(1.02)	$(10.81)

Diluted net loss per share:	$(0.50)	$(2.67)	$(1.02)	$(10.81)

(1)	Refer to Note 21 in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for additional information regarding errors identified in the computation and disclosure of diluted net loss per share for the three months ended June 30, 2013.

7. Other Assets

Other assets consist of the following (in thousands):

	JUNE 30, 2014	DECEMBER 31, 2013
Prepaid distribution fees	$120	$125
Deferred financing costs, less current portion	417	148
Deposits for equipment	—	256
Deposits on equipment leases	177	177
Other assets	185	100

	$899	$806

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	JUNE 30, 2014	DECEMBER 31, 2013
Accrued compensation	$1,460	$2,040
Accrued severance	78	100
Accrued expenses	1,495	1,570
Accrued warranty costs	235	60
Accrued inventory costs	243	610

	$3,511	$4,380

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

The Company recorded accrued severance expenses in the amount of $63,000 and $100,000 as of June 30, 2014 and December 31, 2013, respectively, based on the terms of the transition agreement for salary, COBRA and transition service related costs. See Note 10 for further discussion regarding the acceleration of vesting of Mr. Glidewell’s outstanding equity awards.

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

Balance at December 31, 2013	$60
Warranties issued during the period	188
Settlements made during the period	(13)

Balance at June 30, 2014	$235

9. Debt

Debt consists of the following (in thousands):

	JUNE 30, 2014	DECEMBER 31, 2013
Secured promissory note (June 2014 Secured Promissory Note) bearing interest at prime plus 2% (5.25% as of June 30, 2014) per annum which is payable monthly through June 2036, collateralized by all of the Company’s inventories, chattel paper, accounts, equipment and general intangibles	10,000	—
Term Loan (Term Loan) bearing interest at 7.00% per annum which is payable monthly through April 2016, collateralized by all of the Company’s inventories, chattel paper, accounts, equipment and general intangibles (excluding certain financed equipment and intellectual property) pledged as collateral under the Term Loan, subordinated	247	309
Promissory note bearing interest at 7.00% per annum which is payable monthly through November 2014, collateralized by all of the Company’s inventories, chattel paper, accounts, equipment and general intangibles (excluding certain financed equipment and intellectual property)	50	123
Junior secured promissory notes (October 2012 and April 2013 Junior Secured Promissory Notes) bearing interest at 12.00% per annum which are payable monthly through October 2015, collateralized by substantially all of the Company’s assets, net of unamortized debt discount at June 30, 2014 of $317	12,133	12,005

Debt	22,430	12,437
Less current portion	(340)	(157)

	$22,090	$12,280

The fair value of the Company’s outstanding debt obligations was $23,537,000 and $13,950,000 as of June 30, 2014 and December 31, 2013, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 7.0% for the fixed rate debt and 5.25% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

Promissory Notes, Term Loan, Revolving Line of Credit and Credit Facility

In March 2009, October 2010 and October 2011, the Company and the bank agreed to modify the terms of its existing revolving line of credit (Revolver). Under the modified terms of the Revolver, the Company’s borrowings under the Revolver were limited to 75% of qualifying accounts receivable with a maximum borrowing limit of $500,000. In March 2012, the Company entered into a change in terms agreement with the bank under which the existing Revolver was replaced by the Term Loan in the amount of $500,000 with a rate of 7.00% per annum, maturing April 1, 2016. The Company’s inventories, chattel paper, accounts, equipment and general intangibles (excluding certain financed equipment and intellectual property) have been pledged as collateral under the Term Loan. The Revolver was terminated in March 2012.

In March 2009, the Company borrowed $650,000 pursuant to a promissory note with a bank which bears interest at the rate of 7.00% per annum and is repayable in six monthly interest only payments starting May 1, 2009, followed by 60 equal monthly installments of $13,000 commencing November 1, 2009, with the final payment due on November 1, 2014. All of the Company’s inventories, chattel paper, accounts, equipment and general intangibles (excluding certain financed equipment and any intellectual property) have been pledged as collateral for the promissory notes.

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (October 2012 Junior Secured Promissory Notes) with a group of lenders. The October 2012 Junior Secured Promissory Notes have an initial term of three years and can be extended for an additional two years in one year increments. During the initial three-year term, the October 2012 Junior Secured Promissory Notes bear interest at 12% per annum. If the term of the October 2012 Junior Secured Promissory Notes is extended an additional year, the interest rate increases to 13% during the fourth year. If the term of the October 2012 Junior Secured Promissory Notes is extended for an additional two years, the interest rate is 14% during the fifth year. Interest on the October 2012 Junior Secured Promissory Notes is payable monthly through the initial maturity date of the loan, which is October 2, 2015, or through any extension period. The principal and all unpaid interest are due on the maturity date, as may be extended.

As part of the terms of the October 2012 Junior Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (Agent Fee). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Junior Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Junior Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of June 30, 2014 and December 31, 2013, $536,000 and $502,000, respectively, of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Junior Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement. The October 2012 Junior Secured Promissory Notes are secured by the Company’s ownership interest in MMM LLC, a security interest in the assets of the Manufacturing Plant, and all of the Company’s other assets, subject to certain permitted liens.

The Company also issued warrants (Common Stock Warrants) to the group of lenders to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Junior Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Common Stock Warrants having an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The Common Stock Warrants would be automatically exercised immediately prior to expiration on the earlier to occur of a Qualified IPO, a sale of the Company or the maturity of the October 2012 Junior Secured Promissory Notes. The October 2012 Junior Secured Promissory Notes could be prepaid six months after the initial funding date or earlier if a Qualified IPO or a sale of the Company occurs. As the predominant settlement feature of the Common Stock Warrants is to settle a fixed monetary amount with a variable number of shares, the Common Stock Warrants were accounted for under ASC 480, Distinguishing Liabilities from Equity (ASC 480). Accordingly, the Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the Common Stock Warrants at the date of issuance of $282,000 was recorded as a discount to the October 2012 Junior Secured Promissory Notes and is being amortized to interest expense over the term of the arrangement. Until the effective date of the IPO in August 2013, the Company estimated the fair value of the Common Stock Warrants using a PWERM valuation based on unobservable inputs, and, therefore, the Common Stock Warrants were considered to be Level 3 liabilities. Upon closing of the IPO, the exercise price of the Common Stock Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity as of December 31, 2013. In connection with the IPO, the Common Stock Warrants were exercised and accordingly, as of June 30, 2014, these warrants were no longer outstanding.

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

In connection with the issuance of the April 2013 Junior Secured Promissory Notes, the Company issued additional warrants (Additional Common Stock Warrants) to purchase a number of shares of common stock equal to 20% of the funded principal amount of the April 2013 Junior Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Additional Common Stock Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. As the predominant settlement feature of the Additional Common Stock Warrants was to settle a fixed monetary amount with a variable number of shares, the Additional Common Stock Warrants were accounted for under ASC 480. Accordingly, the Additional Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the Additional Common Stock Warrants at the date of issuance was estimated to be $465,000. The Company estimated the fair value of the Additional Common Stock Warrants using a PWERM valuation based on unobservable inputs and, therefore, the Additional Common Stock Warrants were considered to be Level 3 liabilities. Upon closing of the IPO, the exercise price of the Additional Common Stock Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Additional Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity as of December 31, 2013.

The debt holder who converted $1,250,000 principal balance of the October 2012 Subordinated Convertible Note (with a fair value of $1,360,000 on the date of conversion) also loaned an additional $2,500,000 in cash as part of the April 2013 Junior Secured Promissory Notes (collectively, the $3,750,000 Notes). The Company accounted for the conversion as an extinguishment of debt in accordance with ASC 470-50-40. The $1,360,000 fair value of the partially converted October 2012 Subordinated Convertible Note on the Conversion Date was derecognized and the fair value of the $3,750,000 Notes with the portion of the fair value of the Additional Common Stock Warrants issued to this debt holder on the date of issuance was recorded. The Company recorded the $49,000 excess of the total fair value of the $3,750,000 Notes and the related Additional Common Stock Warrants on the issuance date over total consideration received as a gain on extinguishment of debt in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2013.

The following table shows the consideration received, fair values of the notes and common stock warrants issued and calculation of the gain on extinguishment of debt for the $3,750,000 Notes (in thousands):

Consideration received
Fair Value of October 2012 Subordinated Convertible Note	$1,360
Cash	2,500

Total Consideration Received (a)	$3,860
Notes and Warrants Issued
Principal Balance of Notes Issued	$3,750
Debt Discount (1)	(291)

Fair Value of Notes Issued	3,459
Fair Value of Additional Common Stock Warrants Issued	352

Total Fair Value of Notes and Warrants Issued (b)	$3,811

Gain on Extinguishment of Debt (a - b)	$49

(1)	The amortization of this account is being recorded in interest expense in the condensed consolidated statements of operations over the term of the arrangement.

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

Activity related to the October 2012 and April 2013 Junior Secured Promissory Notes from December 31, 2013 through June 30, 2014 consisted of the following (in thousands):

	DECEMBER 31, 2013	ADDITIONS	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	JUNE 30, 2014
Principal	$12,450	$—	$—	$—	$12,450
Debt discount related to issuance of common stock warrants (1)	(241)	—	70	—	(171)
Discount related to the $3,750,000 Notes (1)	(204)	—	58	—	(146)

	$12,005	$—	$128	$—	$12,133

(1)	The amortization of this account is included in interest expense in the condensed consolidated statements of operations and as non-cash interest expense in the condensed consolidated statements of cash flows.

On June 14, 2013, the Company entered into a credit facility agreement (June 2013 Credit Facility) with a group of lenders that were, or that were affiliated with, existing investors in the Company. Under the June 2013 Credit Facility, the lenders have committed to permit the Company to draw an aggregate of up to $5,000,000. The Company did not draw any amounts under the June 2013 Credit Facility before it terminated on June 30, 2014. In connection with the June 2013 Credit Facility, the Company paid a fee of 2% of the total commitment amount to the lenders. In addition, the Company incurred an additional $10,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current other assets and were fully amortized to interest expense as of June 30, 2014.

In connection with the June 2013 Credit Facility, the Company issued warrants (June 2013 Warrants) to purchase a number of shares of common stock equal to 10% of the total committed amount of the June 2013 Credit Facility divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such June 2013 Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The June 2013 Warrants expire upon the earlier of June 14, 2023 or the sale of the Company. As the predominant settlement feature of the June 2013 Warrants was to settle a fixed monetary amount with a variable number of shares, the June 2013 Warrants were accounted for under ASC 480. Accordingly, the June 2013 Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the June 2013 Warrants at the date of issuance of $435,000 was recorded as a deferred financing cost as a current other asset and were amortized to interest expense over the term of the arrangement. Until the effective date of the IPO in August 2013, the Company estimated the fair value of the June 2013 Warrants using a PWERM valuation based on unobservable inputs and, therefore, the June 2013 Warrants were considered to be Level 3 liabilities. Upon closing of the IPO, the exercise price of the June 2013 Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the June 2013 Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity as of December 31, 2013.

On April 11, 2014, the Company entered into a $3,000,000 promissory note with a bank. On April 14, 2014, the Company entered into an agreement with the bank to modify the terms of the promissory note from a single payment loan to a revolving line of credit, which allowed the Company to borrow up to $3,000,000. On April 28, 2014, the Company entered into an agreement to modify the terms of the revolving line of credit to increase the borrowing limit up to $5,000,000. In June 2014, the $4,687,000 balance on the revolving line of credit was paid off and the line was closed when the Company borrowed $10,000,000 pursuant to a promissory note (June 2014 Secured Promissory Note) with the bank (Lender) which bears interest at prime rate (3.25% as of June 30, 2014) plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the Lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments, or keep the monthly payments the same and increase the final payment amount. As of June 30, 2014, the interest rate was 5.25%.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,395 commencing July 13, 2014, with the final payment due on June 13, 2036. All of the Company’s deposit accounts and MMM, LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which was recorded as a non-current asset. In addition, until the Company provides documentation that the proceeds were used for construction of the Manufacturing Plant, proceeds from the loan will be maintained in a restricted deposit account. As of June 30, 2014, the Company had $3,325,000 remaining in this restricted deposit account, which was recorded as a current asset as the Company believes it will use the funds within one year.

In addition, the Company incurred an additional $379,000 in financing-related costs, including USDA guarantee fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

The Company may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

The Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and maintain a loan-to-value ratio of no greater than 70% as determined by the Lender. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the Lender may declare the entire unpaid principal and interest immediately due and payable. As of June 30, 2014, the Company was in compliance with all of the covenants, and there were no events of default, as defined in the agreement, related to the debt.

10. Share-Based Plans

As of June 30, 2014, there were 2,871,000 options outstanding and 1,133,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended June 30, 2014, the Company recognized share-based compensation of $1,200,000. For the six months ended June 30, 2014, the Company recognized share-based compensation of $2,722,000, of which $444,000 related to the accelerated vesting of Donald Glidewell’s option awards. In connection with Mr. Glidewell’s retirement, the Company entered into a transition agreement with Mr. Glidewell (See Note 8) which provided, among other things, for the vesting of his outstanding equity awards through the retirement date. For the three and six months ended June 30, 2013, the Company recognized share-based compensation of $340,000 and $588,000, respectively.

During the three and six months ended June 30, 2014, the Company granted 185,000 and 954,000 options, respectively, at a weighted-average exercise price of $11.22 and $14.16 per share, respectively. During the three and six months ended June 30, 2014, 98,000 and 476,000 options, respectively, were exercised at a weighted-average exercise price of $2.00 and $2.39 per share, respectively.

11. Commitments and Contingencies

Commitments

On September 9, 2013, the Company entered into a lease agreement for an office and laboratory facility located in Davis, California. In April 2014, the Company entered into an agreement to amend this lease agreement. The amendment extends the commencement date to the later of August 1, 2014 or substantial completion of initial improvements. In addition, the square footage leased was reduced to 27,303 square feet and the monthly base rent was reduced to $44,000 per month for the first 12 months, with a 3% increase each year thereafter.

Concurrent with this amendment, in April 2014, the Company entered into a lease agreement with an affiliate of the landlord to lease 17,438 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months commencing on the date of substantial completion of initial improvements. If the premises are not delivered by September 1, 2014, the Company can terminate the lease at any time prior to January 1, 2015. The monthly base rent is $28,000 with a 3% increase each year thereafter.

Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. As of August 13, 2014, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, comprehensive loss or cash flows.

12. Related Party Transactions

Les Lyman, who joined the Company’s board of directors in October 2013, is the chairman and significant indirect shareholder of The Tremont Group, Inc. During the three and six months ended June 30, 2014, The Tremont Group, Inc. purchased $159,000 and $479,000, respectively, of the Company’s products for further distribution and resale. As of June 30, 2014 and December 31, 2013, the Company had outstanding accounts receivable due from The Tremont Group, Inc. of $490,000 and $903,000, respectively. Although the Company anticipates sales of its products to The Tremont Group, Inc. to continue through 2014, the Company cannot estimate the amount of those sales.

The Company has strategic collaboration and distribution agreements with Syngenta, an affiliate of Syngenta Ventures Pte. LTD (Syngenta Ventures). Prior to the Company’s public offering in June 2014, Syngenta Ventures was one of the Company’s 5% stockholders, and as such, the Company included license revenues recognized under these agreements in related party revenues. In connection with the public offering complete in June 2014, Syngenta Ventures sold 600,000 common shares and is no longer a 5% stockholder. As such, beginning in June 2014, the Company included license revenues recognized under these agreements in license revenues. During the three and six months ended June 30, 2014, the Company recognized $5,000 and $333,000, respectively, of related party revenues under these agreements.

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

The agricultural industry is increasingly dependent on effective and sustainable pest management practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, our research has shown that the global market for biopesticides is growing substantially faster than the overall market for pesticides. This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based pest management products into integrated pest management (IPM) programs. We believe that our competitive strengths, including our commercially available products, robust pipeline of novel product candidates, proprietary technology and product development process, commercial relationships and industry experience, position us for rapid growth by providing solutions for these global trends. To achieve the anticipated growth in revenue from the sale of our products in the agriculture industry, we need to develop, expand and maintain new and existing relationships with distributors, growers and end users. A consistent sales force and business development team are important factors to developing and maintaining these relationships. As a result, significant turnover in our sales group could negatively affect our revenues over the short term as replacements are found and trained.

We currently offer four product lines for commercial sale: Regalia, an initial formulation of which we began selling in the fourth quarter of 2008, Grandevo, an initial formulation of which we began selling in the fourth quarter of 2011, Zequanox, an initial formulation of which we began selling in the second half of 2012 and Venerate, which we began selling in May 2014. In addition, we submitted MBI-011, another herbicide, MBI-302, a biological nematicide, and MBI-601, a biofumigant, to the EPA for registration, and we have submitted Haven, an anti-transpirant, to applicable state agencies for registration. A large portion of our sales are currently attributable to conventional growers who use our bio-based pest management products either to replace conventional chemical pesticides or enhance the efficacy of their IPM programs. In addition, a portion of our sales are attributable to organic farmers, who cannot use conventional pesticides and have few alternatives for pest management. We intend to continue to develop and commercialize bio-based pest management and plant health products that are allowed for use by organic farmers.

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

We currently market our water treatment product, Zequanox, through our sales and technical workforce to hydroelectric power generation companies, combustion power generation companies and industrial facilities at various geographical sites. We are in discussions with several potential leaders in water treatment technology and applications regarding potential arrangements to sell Zequanox in the United States and international markets to supplement the efforts of our sales force. We are also exploring other options for selling Zequanox, including entering into distribution arrangements with third parties to market Zequanox internationally. We may enter into similar arrangements for the distribution of Zequanox for use in certain applications such as treatment of lakes, aqueducts and drinking water facilities in the United States. We believe that Zequanox presents a unique opportunity for generating long-term revenue, as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. Sales of Zequanox have also remained lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies occurs on a yearly or multi-year basis) and the unique nature of the treatment approach for each customer based on the extent of the infestation and the design of the facility. In July 2014, we received a label from the EPA to use Zequanox for open water uses.

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

Our total revenues were $3.6 million and $4.5 million for the three months ended June 30, 2014 and 2013, respectively, and $6.4 million and $7.2 million for the six months ended June 30, 2014 and 2013, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia and Grandevo product lines. We believe weather conditions such as drought in the Western United States, freezing conditions in the Midwestern United States and heavy rains and flooding in the Southeastern United States have impacted purchases of our pest management and plant health products by our distributors, direct customers and end users. We believe that these conditions will also have an impact on annual sales as declining weather conditions led to a reduction in planted acres and reduced the risk of diseases and insect attacks. In addition, compressed blooming periods reduced the quantity of plant health and pesticide products used. Due to the compressed blooming period, aggressive spraying practices became necessary to control pests; however, Grandevo did not disperse optimally under these aggressive spraying conditions. We have since developed a more versatile formulation, which improves dispersion during mixing for all applications and crops, and is now pending at the EPA. In addition, we have recently developed and implemented procedures that can be used to improve application of the existing formulation. We anticipate that most of our revenue growth will occur during the second half of 2014 relating to growth in row crop and certain specialty crop markets, new product sales and entry into additional Latin American markets, particularly as weather patterns improve.

Since 2011, we have also recognized license revenues from our strategic collaboration and distribution agreements, which amounted to $0.1 million and less than $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million for each of the six months ended June 30, 2014 and 2013, respectively.

We have strategic collaboration and distribution agreements with Syngenta, an affiliate of Syngenta Ventures Pte. LTD (Syngenta Ventures). Prior to our public offering in June 2014, Syngenta Ventures was one of our 5% stockholders, and as such, we included license revenues recognized under these agreements in related party revenues. In connection with the public offering, Syngenta Ventures sold 0.6 million common shares and is no longer a 5% stockholder. As such, beginning in June 2014, we included license revenues recognized under these agreements in license revenues. For each of the three months ended June 30, 2014 and 2013, we recognized less than $0.1 million of related party revenues under these agreements. For the six months ended June 30, 2014 and 2013, we recognized $0.3 million and $0.1 million, respectively, of related party revenues under these agreements, of which, $0.3 million was recognized during the six months ended June 30, 2014 upon the termination of one of these agreements.

We currently sell our crop protection products through the same leading agricultural distributors used by the major agrichemical companies. Distributors with 10% or more of our total revenues consist of the following:

	CROP PRODUCTION SERVICES	TITAN PRO	HELENA CHEMICALS
For the three months ended June 30,
2014	28%	18%	11%
2013	60%	*	*
For the six months ended June 30,
2014	23%	10%	11%
2013	43%	*	*

*	Represents less than 10% of total revenues

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue streams will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $2.8 million and $3.4 million for the three months ended June 30, 2014 and 2013, respectively, and $4.5 million and $5.2 million for the six months ended June 30, 2014 and 2013, respectively. Cost of product revenues included cost of product revenues to related parties of $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third-party services related to procuring, processing, formulating, packaging and shipping our products. We expect our cost of product revenues to increase as we expand sales of Regalia, Grandevo, Zequanox and Venerate. Our cost of product revenues has increased as a percentage of total revenues primarily due to a change in product mix, with Grandevo representing an increased percentage of total revenues as Grandevo is early in its life cycle. We expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $4.3 million and $3.9 million for the three months ended June 30, 2014 and 2013, respectively, and $8.5 million and $7.2 million for the six months ended June 30, 2014 and 2013, respectively. We intend to continue to devote significant resources toward our proprietary technology and adding to our pipeline of bio-based pest management and plant health products using our proprietary discovery process, sourcing and commercialization expertise and rapid and efficient development process.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $6.0 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively, and $12.3 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively. We expect that in the future, our selling, general and administrative expenses will increase as we continue to expand our sales force and marketing efforts and invest in the necessary infrastructure to support our continued growth.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, costs and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations, comprehensive loss and cash flows will be affected.

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

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Our product revenues through 2012 were primarily derived from sales of Regalia, but now are increasingly impacted by new products such as Grandevo. Product revenues, not including related party revenues, constituted 94% and 92% of total revenues for the three months ended June 30, 2014 and 2013, respectively, and 86% and 90% of total revenues for the six months ended June 30, 2014 and 2013, respectively. Product revenues in the United States, not including related party revenues, constituted 90% and 86% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 81% and 82% of our total revenues for the six months ended June 30, 2014 and 2013, respectively.

In 2013, we began to offer extended payment terms in excess of those historically offered to our customers. We believe our competitors and other vendors in the pest management and plant health industry also offer extended payment terms and, in the aggregate, we believe that by expanding the use of extended payment terms, we have provided a competitive response to the market. When we offer terms that are considered to be extended in comparison to our historical terms, we defer recognizing revenue until payment is due. As of June 30, 2014 and December 31, 2013, we had current deferred product revenues of $0.3 million and $1.0 million, respectively.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. License revenues constituted 1% of total revenues for each of the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, we had received an aggregate of $2.4 million in payments under these agreements, and there are up to $2.9 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of both product revenues and license revenues. Les Lyman, who joined our board of directors in October 2013, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. We have reclassified sales to and accounts receivable due from the Tremont Group, Inc. into related party revenues and accounts receivable from related parties for all prior periods presented. In addition, we have strategic collaboration and distribution agreements with Syngenta, an affiliate of Syngenta Ventures Pte. LTD (Syngenta Ventures). Prior to our public offering in June 2014, Syngenta Ventures was one of our 5% stockholders, and as such, we included license revenues recognized under these agreements in related party revenues. In connection with the public offering, Syngenta Ventures sold 0.6 million common shares and is no longer a 5% stockholder. As such, beginning in June 2014, we included license revenues recognized under these agreements in license revenues.

For the three months ended June 30, 2014 and 2013, related party revenues constituted 5% and 7% of total revenues, respectively, with related party product revenues totaling $0.2 million and $0.3 million, respectively, and related party license revenues totaling less than $0.1 million for each of the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, related party revenues constituted 13% and 9% of total revenues, respectively, with related party product revenues totaling $0.5 million and $0.5 million, respectively, and related party license revenues totaling $0.3 million and $0.1 million, respectively.

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

We have entered into in-license technology agreements with respect to the use and commercialization of three of our commercially available product lines, including Regalia, Grandevo and Zequanox, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. In addition, costs associated with license revenues have been included in cost of product revenues, as they have not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The patents for Regalia and Zequanox will expire in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. There is, however, a pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Zequanox and Grandevo, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products because gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we are experiencing and expect further near-term downward pressure on overall gross margins as we expand sales of Grandevo, Zequanox and Venerate and when we introduce additional products. Gross profit has been and will continue to be affected by a variety of factors, including product manufacturing yields, changes in product production processes, new product introductions, product mix and average selling prices.

To date, we have relied on third parties for the production of our products. However, we believe reliance on third parties has resulted in lower gross margins for Grandevo, a fermentation-based product. Accordingly, in July 2012, we acquired a manufacturing facility, which began operating in May 2014, and we plan to continue to expand the manufacturing capacity at this facility. Although we expect margins to be negatively impacted initially as production shifts from third parties to our own facility, we expect gross margins to improve over time as we gain efficiencies and increase production.

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

We expect our selling expenses to increase in the near term, both in absolute dollars and as a percentage of total revenues, particularly as we market and sell new products or product formulations to the marketplace. In the long term, we expect our selling, general and administrative expenses to decline as a percentage of total revenues. We expect our overall selling, general and administrative expenses to increase in absolute dollars in order to drive product sales, and we will incur additional expenses associated with operating as a public company. Such increases may include increased insurance premiums, investor relations expenses, legal and accounting fees associated with the expansion of our business and corporate governance, financial reporting expenses, expenses related to Sarbanes-Oxley and other regulatory compliance obligations. We expect to hire additional personnel, particularly in the area of general and administrative activities to support the growth of the business.

Interest Expense

We recognize interest expense on notes payable, convertible notes and other debt obligations. During 2012, we entered into a $0.5 million term loan and issued $24.1 million in convertible notes and $17.5 million in promissory notes, including a $10.0 million promissory note paid off prior to its maturity date. During 2013, we issued $4.95 million in promissory notes, including the conversion of $1.25 million of a convertible note into a promissory note. In May 2013, we issued a $3.0 million convertible note and incurred $1.2 million of interest expense for the three and six months ended June 30, 2013 as a result of the excess in the $4.2 million estimated fair value of the convertible note on the date of issuance compared to the cash received. Immediately following the completion of our initial public offering (IPO) in August 2013, the convertible notes converted into shares of our common stock. Accordingly, our interest expense decreased both in absolute terms and as a percentage of total revenues for the three and six months ended June 30, 2014. In June 2014, we entered into a $10.0 million promissory note with a variable interest rate that varies with the prime rate. Accordingly, our interest expense will increase as the prime rate increases.

Interest Income

Interest income consists primarily of interest earned on investments and cash balances. Our interest income will vary each reporting period depending on our average investment and cash balances during the period and market interest rates.

Change in Estimated Fair Value of Financial Instruments and Deemed Dividend on Convertible Notes

In August 2013, we closed an IPO, at which time all shares of our outstanding convertible preferred stock and all of our outstanding convertible notes automatically converted into shares of common stock, and all outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised for shares of common stock.

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

Based on our operating performance (including the closing of several debt financings and the IPO) and changes in the probability and timing of, and estimated proceeds from, the completion of a qualified IPO or an acquisition between reporting dates or the issuance dates of the warrants, we recognized a net gain due to the change in the estimated fair value of financial instruments related to the warrants of $0.4 million for the three and six months ended June 30, 2013.

We issued $24.1 million in convertible notes during the year ended December 31, 2012. During the year ended December 31, 2013, we issued $6.5 million in convertible notes and converted $1.25 million of a convertible note into a promissory note. Based on our operating performance and changes in the probability and timing of, and estimated proceeds from, the completion of a qualified IPO or an acquisition between the reporting dates, or the issuance dates of these notes, we recognized a net gain due to the change in estimated fair value of financial instruments of $6.2 million and $2.6 million for the three and six months ended June 30, 2013, respectively, relating to convertible notes. In addition to the ongoing adjustments to the estimated fair value of our convertible notes, we also recognized a one-time deemed dividend in connection with the issuance of certain convertible notes to preferred shareholders because we estimated the fair value of the convertible notes as of the issuance dates to be greater than the cash proceeds received. Accordingly, we determined that the excess of the estimated fair value of the convertible notes on the dates of issuance over cash proceeds to us represents a deemed dividend to preferred stockholders, and $1.4 million was reflected in the net loss attributable to common stockholders during the three and six months ended June 30, 2013

As a result of the automatic exercise of all Series A and Series B convertible preferred stock warrants and certain common stock warrants for shares of common stock, the automatic conversion of all convertible notes into common stock in accordance with their terms, and the exercise of all Series C convertible preferred stock warrants for shares of common stock in connection with our IPO in August 2013, there will not be any further adjustments to these warrants and convertible notes. In addition, upon completion of the IPO, the exercise price and number of shares to be issued upon exercise of the remaining outstanding common stock warrants became known. Accordingly, after the IPO, the fair value of the outstanding common stock warrant liability on the date of the IPO was reclassified to equity and will no longer be adjusted to its estimated fair value on each reporting date.

Income Tax Provision

Since our inception, we have been subject to income taxes principally in the United States. We anticipate that as we further expand our sales into foreign countries, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2014, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Revenues:
Product	94%	92%	86%	90%
License	1	1	1	1
Related Party	5	7	13	9

Total revenues	100	100	100	100
Cost of product revenues (1)	79	76	70	72

Gross profit	21	24	30	28
Operating expenses:
Research, development and patent	117	87	133	100
Selling, general and administrative	165	69	192	82

Total operating expenses	282	156	325	182

Loss from operations	(261)	(132)	(295)	(154)
Other income (expense)
Interest income	—	—	—	—
Interest expense	(23)	(50)	(25)	(59)
Change in estimated fair value of financial instruments	—	145	—	41
Gain on extinguishment of debt	—	1	—	1
Other income (expense)	(3)	—	(2)	—

Total other income (expense), net	(26)	96	(27)	(17)

Income taxes	—	—	—	—

Net loss	(287)%	(36)%	(322)%	(171)%

(1)	Includes cost of product revenues to related parties of 2% and 4% for the three months ended June 30, 2014 and 2013, respectively, and 4% and 5% for the six months ended June 30, 2014 and 2013, respectively. See Note 12 of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for further discussion.

Comparison of Three Months Ended June 30, 2014 and 2013

Product Revenues

	THREE MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Product revenues	$3,414	$4,152
% of total revenues	94%	92%

Product revenues decreased by approximately $0.7 million, or 18%, due to severe weather conditions in the U.S. in 2014 that have impacted purchases of our pest management and plant health products by distributors and end users and which has had a significant effect on the agricultural industry in the U.S. This decrease in sales was offset by the recognition of $0.8 million in revenue that was deferred in prior periods and sales following the launch of the Venerate product line during the three months ended June 30, 2014.

License Revenues

	THREE MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
License revenues	$51	$48
% of total revenues	1%	1%

License revenues related to certain strategic collaboration and distribution agreements increased by 6% but do not comprise a significant portion of our total revenues.

Related Party Revenues

	THREE MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Related party revenues	$164	$300
% of total revenues	5%	7%

For the three months ended June 30, 2014 and 2013, related party revenues totaled $0.2 million and $0.3 million, respectively, which was primarily related to product revenues and timing of purchases.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Cost of product revenues	$2,849	$3,398
% of total revenues	79%	76%
Gross profit	$780	$1,102
% of total revenues	21%	24%

Cost of product revenues decreased by $0.5 million, or 16%, and our gross margins decreased from 24% to 21%. Cost of product revenues decreased primarily due to the decrease in revenues. The decrease in cost of product revenues was offset by an increase in inventory adjustments, which also negatively affected gross profit, totaling approximately $0.6 million, recorded as a component of cost of product revenues, primarily relating to additional reserves for excess and obsolete inventory and warranties. However, gross profit was positively affected by a change in product mix, with Regalia representing an increased percentage of total sales, which has a higher margin than Grandevo.

Research, Development and Patent Expenses

	THREE MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Research, development and patent expenses	$4,264	$3,941
% of total revenues	117%	87%

Research, development and patent expenses increased by approximately $0.3 million, or 8%, primarily due to an increase of $0.5 million in employee related expenses driven by increased headcount, which includes an increase in share-based compensation of $0.2 million, offset by a decrease of $0.2 million in direct research and development testing and other costs.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Selling, general and administrative expenses	$5,989	$3,107
% of total revenues	165%	69%

Selling, general and administrative expenses increased by approximately $2.9 million, or 93%, due to an increase of $1.4 million in employee related expenses driven by increased headcount, which includes an increase in share-based compensation of $0.6 million, $0.7 million in start-up costs associated with the Company’s manufacturing plant, $0.2 million in outside services, $0.1 million in travel and $0.5 million in supplies, general and other costs.

Other Income (Expense), Net

	THREE MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Interest income	$11	$—
Interest expense	(825)	(2,285)
Change in estimated fair value of financial instruments	—	6,550
Gain on extinguishment of debt	—	49
Other income (expense), net	(98)	(7)

Total other income (expense), net	$(912)	$4,307

Interest expense decreased due to the conversion of convertible notes into shares of our common stock immediately following the completion of the IPO in August 2013. Accordingly, we ceased to incur the interest expense associated with these convertible notes. In addition, in May 2013, we issued a $3.0 million convertible note and incurred $1.2 million of interest expense for the three months ended June 30, 2013 as a result of the excess in the $4.2 million estimated fair value of the convertible note on the date of issuance compared to the cash received. This was partially offset by an increase in interest expense as we issued promissory notes in the amount of $4.95 million in April 2013 and $10.0 million in June 2014.

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

Comparison of Six Months Ended June 30, 2014 and 2013

Product Revenues

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Product revenues	$5,511	$6,525
% of total revenues	86%	90%

Product revenues decreased by approximately $1.0 million, or 16%, due to severe weather conditions in the U.S. in 2014 that have impacted purchases of our pest management and plant health products by distributors and end users and which has had a significant effect on the agricultural industry in the U.S. This decrease in sales was offset by the recognition of $1.0 million in revenue that was deferred in prior periods and sales following the launch of the Venerate product line during the six months ended June 30, 2014.

License Revenues

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
License revenues	$96	$96
% of total revenues	1%	1%

License revenues related to certain strategic collaboration and distribution agreements remained constant and do not comprise a significant portion of our total revenues.

Related Party Revenues

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Related party revenues	$812	$609
% of total revenues	13%	9%

For the six months ended June 30, 2014 and 2013, related party revenues totaled $0.8 million and $0.6 million, respectively, of which $0.5 million and $0.5 million, respectively, was related to product revenues, and $0.3 million and less than $0.1 million, respectively, was related to license revenues. Related party revenues increased by approximately $0.2 million, or 33%, as a result of approximately $0.3 million that was recognized during the six months ended June 30, 2014 upon the termination of one of our agreements with Syngenta, an affiliate of one of our 5% stockholders.

Cost of Product Revenues and Gross Profit

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Cost of product revenues	$4,501	$5,193
% of total revenues	70%	72%
Gross profit	$1,918	$2,037
% of total revenues	30%	28%

Our cost of product revenues decreased by $0.7 million, or 13%, and our gross margins increased from 28% to 30%. Cost of product revenues decreased primarily due the decrease in revenues. The decrease was offset by an increase in inventory adjustments, which also negatively affected gross profit, totaling approximately $0.6 million, recorded as a component of cost of product revenues, primarily relating to changes in estimates for the reserves for excess and obsolete inventory and warranties. Gross profit was positively affected by a change in product mix with Regalia representing an increased percentage of total sales, which has a higher margin than Grandevo. In addition, as discussed above, there was an increase in related party revenues as a result of $0.3 million that was recognized during the six months ended June 30, 2014 upon the termination of one of our agreements with Syngenta for which there was no corresponding cost of product revenues.

Research, Development and Patent Expenses

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Research, development and patent expenses	$8,546	$7,224
% of total revenues	133%	100%

Research, development and patent expenses increased by approximately $1.3 million, or 18%, primarily due to an increase of $1.3 million in employee related expenses driven by increased headcount, which includes an increase in share-based compensation of $0.4 million.

Selling, General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Selling, general and administrative expenses	$12,319	$5,954
% of total revenues	192%	82%

Selling, general and administrative expenses increased by approximately $6.4 million, or 107%, due to an increase of $3.3 million in employee related expenses driven by increased headcount, which includes an increase in share-based compensation of $1.6 million, $1.5 million in start-up costs associated with the Company’s manufacturing plant, $0.2 million in fixed expenses primarily related to an increase in insurance costs as a result of being a public company, $0.8 million in outside services, $0.2 million in travel and $0.4 million in supplies and general costs.

Other Income (Expense), Net

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Interest income	$21	$1
Interest expense	(1,598)	(4,270)
Change in estimated fair value of financial instruments	—	2,987
Gain on extinguishment of debt	—	49
Other income (expense), net	(107)	(14)

Total other expense, net	$(1,684)	$(1,247)

Interest expense decreased due to the conversion of convertible notes into shares of our common stock immediately following the completion of the IPO in August 2013. Accordingly, we ceased to incur the interest expense associated with these convertible notes. In addition, in May 2013, we issued a $3.0 million convertible note and incurred $1.2 million of interest expense for the six months ended June 30, 2013 as a result of the excess in the $4.2 million estimated fair value of the convertible note on the date of issuance compared to the cash received. This was partially offset by an increase in interest expense as we issued promissory notes in the amount of $4.95 million in April 2013 and $10.0 million in June 2014.

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

Seasonality and Quarterly Results

Our sales of individual products are generally expected to be seasonal. For example, we expect that our Regalia, Grandevo and Venerate product lines will be sold and applied to crops in greater quantity in the second and fourth quarters. These seasonal variations may be especially pronounced because sales have been primarily limited to our Regalia and Grandevo product lines in the Northern Hemisphere. In addition, in May 2014, we began to sell Venerate, a bioinsecticide, in the Northern Hemisphere. As we expand the registration and commercialization of our product lines into the Southern Hemisphere, where seasonality of sales should be counter cyclical to the Northern Hemisphere, we expect worldwide sales volatility to decrease over time. In addition, we expect that our sales of Zequanox will be seasonal. Invasive zebra and quagga mussels typically feed and reproduce at water temperatures above 59°F. Treatments to kill these mussels are therefore most effective from June through September in the Eastern United States, Canada and Europe and from April through October in the Southwestern United States.

Planting and growing seasons, climatic conditions and other variables on which sales of our products are dependent vary from year to year and quarter to quarter. As a result, we have historically experienced substantial fluctuations in quarterly sales. In particular, weather conditions and natural disasters such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. For example, in 2013 and 2012, the United States experienced nationwide abnormally low rainfall or drought, reducing the incidence of fungal diseases such as mildews, and these conditions have been present in some of our key markets in the first half of 2014 as well. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter and a reduction in orders over the growing season, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first half of 2014 have delayed planting and pesticide applications, reduced the number of acres planted and reduced the risk of disease and insect attacks. In addition, blooming crops in Florida in the first half of 2014 had a shortened bloom period, compressing the time upon which sprays could be applied and reduced the quantity of plant health and pesticide products used. We believe that these conditions will have an impact on annual sales. Since Regalia and Grandevo products have different margins, changes in product mix due to these conditions could affect our overall margins.

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

In June 2014, we completed a public offering of 4.6 million shares of our common stock (inclusive of 0.7 million shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares). The public offering price of the shares sold in the offering was $9.50 per share. The total gross proceeds from the offering to us were $43.5 million, and after deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received totaled approximately $40.0 million. In addition, in June 2014, we borrowed $10.0 million pursuant to a promissory note with a bank.

As of June 30, 2014, our cash, cash equivalents and short-term investments totaled $57.9 million. We believe our current cash and cash equivalents and short-term investments, along with cash from revenues, will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, we may seek additional funding through debt or equity financings that may be used, among other things, to expand our product development and marketing efforts, to complete or expand our manufacturing facility, to complete strategic transactions and/or for working capital. Adequate funds for this and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales or product development activities or reduce capital investments.

Since our inception, we have incurred significant net losses, and, as of June 30, 2014, we had an accumulated deficit of $126.1 million, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products and higher than anticipated costs incurred in connection with repurposing our manufacturing facility acquired in July 2012. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of testing validation, regulatory progress and commercialization events. As of June 30, 2014, we had received an aggregate of $2.4 million in payments under these agreements, and there are up to $2.9 million in payments under these agreements that we could potentially receive if certain testing validation, regulatory progress and commercialization events occur.

For the six months ended June 30, 2014 and 2013, we used $9.4 million and $1.3 million, respectively, in cash to fund capital expenditures. In July 2012, we acquired a manufacturing facility, including associated land, property and equipment, located in Bangor, Michigan, for approximately $1.5 million. Our business plan contemplates developing significant internal commercial manufacturing capacity using this facility. Repurposing and expansion of the facility will be completed in multiple phases with an anticipated total capital expenditure of $32.0 million. Approximately half of the total expenditures were spent on Phase 1, which is expected to be completed in the third quarter of 2014. Phase 1 of the project includes installation of the first of three fermentation tanks, and the construction of a dedicated building to house them and is expected to handle sales requirements through 2015. We produced the first test batch of Grandevo at this facility in December 2013, and we began production of our Regalia product line using our own manufacturing capacity in the second quarter of 2014 and Zequanox in July 2014. Future phases will include increasing the capacity of the facility’s utilities, installing drying capacity and installing larger fermenters that will accommodate production of multiple products at higher volumes. We will make decisions about the timing of future phases as we get closer to full utilization on Phase 1.

We had the following debt arrangements in place as of June 30, 2014, in each case as discussed below (dollars in thousands):

DESCRIPTION	INTEREST RATE	PRINCIPAL AMOUNT BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Note (1)	7.00%	$50	Monthly/November 2014
Term Loan (1)	7.00%	$247	Monthly/April 2016
Promissory Notes (2)	12.00%	$12,450	Monthly (4)/October 2015
Promissory Note (3)	5.25%	$10,000	Monthly/June 2036

(1)	See “—Five Star Bank.”
(2)	See “—October 2012 and April 2013 Junior Secured Promissory Notes.”
(3)	See “—June 2014 Secured Promissory Note.”
(4)	Monthly payments are interest only until maturity.

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

June 2014 Secured Promissory Note

In June 2014, we borrowed $10.0 million pursuant to a promissory note with a bank (Lender) which bears interest at prime rate plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the Lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments, or keep the monthly payments the same and increase the final payment amount. As of June 30, 2014, the interest rate was 5.25%.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,395 commencing July 13, 2014, with the final payment due on June 13, 2036. All of our deposit accounts and MMM, LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the Lender of $1.6 million, which was recorded as a non-current asset. In addition, until we provide documentation that the proceeds were used for construction of the manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of June 30, 2014, we had $3.3 million remaining in this restricted deposit account, which was recorded as a current asset as we believe we will use the funds within one year.

We may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

We are required to maintain a current ratio of not less than 1.25 to 1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and maintain a loan-to-value ratio of no greater than 70% as determined by the Lender. We are also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the Lender may declare the entire unpaid principal and interest immediately due and payable.

The following table sets forth a summary of our cash flows for the periods indicated:

	SIX MONTHS ENDED JUNE 31
	2014	2013
	(In thousands) (Unaudited)
Net cash used in operating activities	$(16,335)	$(14,409)
Net cash provided by (used in) investing activities	3,993	(1,338)
Net cash provided by financing activities	45,517	9,978

Net increase (decrease) in cash and cash equivalents	$33,175	$(5,769)

Cash Flows from Operating Activities

Net cash used in operating activities of $16.3 million during the six months ended June 30, 2014 primarily resulted from our net loss of $20.6 million, increases in inventories of $0.8 million and prepaid expenses and other assets of $0.3 million, and decreases in accrued and other liabilities of $0.6 million, deferred revenue of $0.8 million and deferred revenue from related parties of $0.3 million. This was offset by $1.1 million in depreciation and amortization expense, $2.7 million in share-based compensation expense, $0.5 million in non-cash interest expense, a decrease in accounts receivable of $2.1 million, accounts receivable from related parties of $0.4 million and an increase in accounts payable of $0.3 million.

Net cash used in operating activities of $14.4 million during the six months ended June 30, 2013 primarily resulted from our net loss of $12.4 million and increases of accounts receivable of $0.8 million, accounts receivable from related parties of $0.1 million, inventory of $2.1 million and prepaid expenses and other assets of $1.6 million, a decrease in deferred revenue and deferred revenue from related parties of $0.2 million, a $0.1 million gain on extinguishment of debt and a $3.0 million change in the fair value of financial instruments. This was offset by $3.4 million in non-cash interest expense, a net increase of $1.5 million in accounts payable and accrued liabilities, $0.6 million in share-based compensation expense and $0.4 million in depreciation and amortization expense.

Cash Flows from Investing Activities

Net cash provided by investing activities of $4.0 million during the six months ended June 30, 2014 consisted primarily of maturities of short-term investments in the amount of $13.5 million, offset by $0.1 million used for the purchase of short-term investments and $9.4 million used for the purchase of property, plant and equipment, primarily associated with a manufacturing plant and its subsequent improvement.

Net cash used in investing activities of $1.3 million during the six months ended June 30, 2013 was due to the purchase of property and equipment to support growth in our operations.

Cash Flows from Financing Activities

Net cash provided by financing activities of $45.5 million during the six months ended June 30, 2014 consisted primarily of $40.0 million in proceeds from the public offering of the Company’s stock in June 2014, net of costs, $9.6 million from the issuance of a promissory note in June 2014, $4.7 million in proceeds from a line of credit and $1.2 million from the exercise of stock options and warrants. This was offset by $4.9 million of restricted cash relating to the promissory note entered into in June 2014, $4.7 million in repayments on a line of credit and $0.4 million in payments on our debt and capital leases.

Net cash provided by financing activities of $10.0 million during the six months ended June 30, 2013 consisted primarily of $6.5 million from the issuance of convertible notes, $3.7 million from the issuance of debt and a $9.1 million release of restricted cash. This was offset by $9.3 million in payments on our debt.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2014:

	TOTAL	2014	2015-2016	2017-2018	2019 AND BEYOND
	(In thousands)
	(Unaudited)
Operating lease obligations	$5,227	$635	$2,110	$1,886	$596
Debt and capital leases	25,467	1,165	14,931	595	8,776
Interest payments relating to debt and capital leases	9,055	1,110	2,251	967	4,727

Total	$39,749	$2,910	$19,292	$3,448	$14,099

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

Concurrent with this amendment, in April 2014, we entered into a lease agreement with an affiliate of the landlord to lease 17,438 square feet of office and laboratory space in the same building complex. The initial term of the lease is for a period of 60 months commencing on the date of substantial completion of initial improvements. If the premises are not delivered by September 1, 2014, we can terminate the lease at any time prior to January 1, 2015. The premises are not expected to be delivered until the latter half of 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter.

Since June 30, 2014, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. We are currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements.

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

Interest Rate Risk

We had cash and cash equivalents of $57.6 million at June 30, 2014, which was held for working capital purposes. We had short-term investment securities of $0.2 million at June 30, 2014. We do not enter into investments for trading or speculative purposes. In June 2014, we entered into a promissory note for $10.0 million, which bears interest at prime rate plus 2.00% per annum. Accordingly a 10% change in market interest rates could have a significant impact on our future interest expense. Based on the principal balance at June 30, 2014, a 10% change in market interest rates would increase interest expense by $1.0 million per year.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control

We had a material weakness in our internal control over financial reporting because we did not maintain effective controls over our shipping process, which resulted in the shipment of the wrong product to a customer. In connection with the preparation of our financial statements for the three months ended March 31, 2014, we discovered that we did not have effective controls to prevent or detect an instance where the product shipped was not the same as the product ordered by a customer. While the deficiency in this instance did not result in a material misstatement of our financial statements, it is possible that there could be a material misstatement if the control deficiency was not remediated. Accordingly, management determined that this control deficiency represented a material weakness in our internal controls over financial reporting, and accordingly, our internal control was ineffective at both December 31, 2013 and March 31, 2014.

During the three months ended June 30, 2014, we completed the remediation of controls related to this material weakness, which includes, among other things, training our personnel who handle customer shipments to compare product ordered to product selected in the inventory records prior to shipment and comparison of product ordered to product removed from inventory prior to invoicing, which would enhance our ability to prevent the wrong product from being shipped and to detect if the wrong product has been shipped prior to invoicing.

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

Production of the crops on which our products are typically applied is vulnerable to extreme weather conditions such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought, fires and floods. Weather conditions can be impacted by climate change resulting from global warming, including changes in precipitation patterns and the increased frequency of extreme weather events, or other factors. Unfavorable weather conditions can reduce both acreage planted and incidence (or timing) of certain crop diseases or pest infestations, each of which may reduce demand for our products. For example, in 2013 and 2012, the United States experienced nationwide abnormally low rainfall or drought, reducing the incidence of fungal diseases such as mildews, and these conditions have been present in some of our key markets in the first quarter of 2014 as well. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first half of 2014 have delayed planting and pesticide applications, reduced the number of acres planted and reduced the risk of disease and insect attacks. In addition, blooming crops in Florida in the first half of 2014 had a shortened bloom period, compressing the time upon which sprays could be applied and reduced the quantity of plant health and pesticide products used. Since Regalia and Grandevo products have different margins, changes in product mix due to these conditions could affect our overall margins.

We identified a material weakness in our internal control over financial reporting which existed as of December 31, 2013, and was remediated as of June 30, 2014. If we fail to maintain proper and effective internal controls or properly remediate any future weaknesses or deficiencies, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

While preparing our financial statements for the three months ended March 31, 2014, we determined that we had a material weakness in our internal control over financial reporting which also existed as of December 31, 2013. This material weakness did not result in a material error or a restatement of our condensed consolidated financial statements. We developed and implemented a plan to address this material weakness and have determined that this material weakness was remediated as of June 30, 2014. See “Part I, Item 4. Controls and Procedures” for additional discussion of this material weakness in our internal control over financial reporting.

The existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we identify further material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted.

Our existing loan agreements contain restrictive and financial covenants that may limit our operating flexibility.

Our existing loan agreements contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, incur additional indebtedness and liens, make certain investments, pay dividends and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the term loan agreements, which could require us to pay additional prepayment penalties. In addition, certain of our loan agreements also contain certain financial covenants, including maintaining a minimum current ratio, debt-to-worth ratio and loan-to-value ratios and certain cash balance requirements, and our obligations under the loan agreements are secured by all of Marrone Michigan Manufacturing LLC’s inventories, chattel paper, accounts, equipment and general intangibles. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the agreements. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the agreements.

ITEM 6. EXHIBITS

See the Index to Exhibits immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on August 13, 2014.

MARRONE BIO INNOVATIONS, INC.

/S/ JAMES B. BOYD
James B. Boyd
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.1(1)	First Amendment to Lease, dated April 30, 2014, by and between Six Davis, LLC and Marrone Bio Innovations, Inc.

10.2(2)	Office Lease, dated April 30, 2014, by and between Seven Davis, LLC and Marrone Bio Innovations, Inc.

10.3(3)	Promissory Note, dated April 11, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing, LLC and Marrone Bio Innovations, Inc.

10.4	Business Loan Agreement, dated June 13, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing, LLC and Marrone Bio Innovations, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101***	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended June 30, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended June 30, 2014 and June 30, 2013 and (v) Notes to Condensed Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2014.
(2)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2014.
(3)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2014.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.