Form 10-Q
period 2015-03-31
MARRONE BIO INNOVATIONS INC
filed 2015-11-10
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 2, 2015
Common Stock, $0.00001 par value	24,464,582

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	MARCH 31, 2015	DECEMBER 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,352	$35,324
Restricted cash, current portion	1,856	1,856
Accounts receivable	2,170	1,787
Inventories, net	11,775	12,644
Deferred cost of product revenues, including deferred cost of product revenues to related parties of $251 and $333 as of March 31, 2015 and December 31, 2014, respectively	1,939	1,797
Prepaid expenses and other current assets	1,008	1,315

Total current assets	41,100	54,723
Property, plant and equipment, net	20,072	20,166
Restricted cash, less current portion	1,560	1,560
Other assets	711	733

Total assets	$63,443	$77,182

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,060	$5,841
Accrued liabilities	5,646	6,321
Deferred revenue, current portion	3,259	2,861
Deferred revenue from related parties	461	660
Customer refund liabilities	1,044	1,044
Capital lease obligations, current portion	1,475	1,839
Debt, current portion	12,704	12,636

Total current liabilities	28,649	31,202
Deferred revenue, less current portion	1,967	2,050
Capital lease obligations, less current portion	57	185
Debt, less current portion	9,566	9,667
Other liabilities	797	847

Total liabilities	41,036	43,951
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.00001 par value; 250,000 shares authorized, 24,465 shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid in capital	194,169	193,079
Accumulated deficit	(171,762)	(159,848)

Total stockholders’ equity	22,407	33,231

Total liabilities and stockholders’ equity	$63,443	$77,182

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Revenues:
Product	$1,774	$2,054
License	83	45
Related party	199	605

Total revenues	2,056	2,704
Cost of product revenues, including cost of product revenues to related parties of $82 and $161 for the three months ended March 31, 2015 and 2014, respectively	1,998	1,793

Gross profit	58	911
Operating Expenses:
Research, development and patent	3,422	4,297
Selling, general and administrative	7,887	6,324

Total operating expenses	11,309	10,621

Loss from operations	(11,251)	(9,710)
Other income (expense):
Interest income	9	10
Interest expense	(669)	(606)
Other expense, net	(3)	(9)

Total other expense, net	(663)	(605)

Loss before income taxes	(11,914)	(10,315)
Income taxes	—	—

Net loss	$(11,914)	$(10,315)

Basic and diluted net loss per common share	$(0.49)	$(0.53)

Weighted-average shares outstanding used in computing net loss per common share	24,465	19,518

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Net loss	$(11,914)	$(10,315)
Other comprehensive loss	—	—

Comprehensive loss	$(11,914)	$(10,315)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash flows from operating activities
Net loss	$(11,914)	$(10,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	833	488
Loss on disposal of equipment	4	—
Share-based compensation	1,090	1,522
Non-cash interest expense	133	265
Amortization of investment securities premiums/discounts, net	—	9
Net changes in operating assets and liabilities:
Accounts receivable	(383)	(1,460)
Accounts receivable from related parties	—	(327)
Inventories	869	(874)
Deferred cost of product revenues	(142)	(46)
Prepaid expenses and other assets	277	(298)
Accounts payable	(1,638)	2,737
Accrued and other liabilities	(605)	(1,548)
Deferred revenue	315	246
Deferred revenue from related parties	(199)	(281)

Net cash used in operating activities	(11,360)	(9,882)
Cash flows from investing activities
Purchases of property, plant and equipment	(1,030)	(5,044)
Sale of property and equipment	7	—
Purchase of short-term investments	—	(49)
Maturities of short-term investments	—	11,053

Net cash provided by (used in) investing activities	(1,023)	5,960
Cash flows from financing activities
Repayment of debt	(97)	(67)
Repayment of capital leases	(492)	(69)
Proceeds from exercise of stock options	—	851
Proceeds from exercise of common stock warrants	—	50

Net cash provided by (used in) financing activities	(589)	765
Net decrease in cash and cash equivalents	(12,972)	(3,157)
Cash and cash equivalents, beginning of period	35,324	24,455

Cash and cash equivalents, end of period	$22,352	$21,298

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $4 and $469 for the three months ended March 31, 2015 and 2014, respectively	$536	$341

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$132	$2,040

Equipment acquired under capital leases	$—	$453

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

1. Summary of Business, and Liquidity

Marrone Bio Innovations, Inc. (“Company”), formerly Marrone Organic Innovations, Inc., was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. The Company makes bio-based pest management and plant health products. The Company targets the major markets that use conventional chemical pesticides, including certain agricultural and water markets where its bio-based products are used as alternatives for, or mixed with, conventional chemical pesticides. The Company also targets new markets for which there are no available conventional chemical pesticides, the use of conventional chemical pesticides may not be desirable or permissible because of health and environmental concerns (including organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. The Company delivers EPA-approved and registered biopesticide products and other bio-based products that address the global demand for effective, safe and environmentally responsible products.

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of March 31, 2015, the Company had an accumulated deficit of $171,762,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. Until the completion of the initial public offering (“IPO”) in August 2013, the Company had funded operations primarily with the net proceeds from private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of March 31, 2015, the Company had working capital of $12,451,000, including cash and cash equivalents of $22,352,000. In addition, as of March 31, 2015, the Company had debt totaling $22,270,000 for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balance would be due and payable upon demand. The Company believes that currently available resources combined with the additional $40,000,000 in proceeds raised from the issuance of senior secured promissory notes in August 2015 (see Note 10) will be sufficient to fund the Company’s cash requirements through at least March 31, 2016.

The Company participates in a heavily regulated and highly competitive crop protection industry and believes that adverse changes in any of the following areas could have a material effect on the Company’s future financial position, results of operations or cash flows: inability to obtain regulatory approvals, increased competition in the pesticide market, market acceptance of the Company’s products, weather and other seasonal factors beyond the Company’s control, litigation or claims against the Company related to intellectual property, patents, products or governmental regulation, and the Company’s ability to support increased growth.

Although the Company recognizes that it will likely need to raise additional funds in the future, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will not be unfavorable. Any future equity financing may result in dilution to existing shareholders and any debt financing may include additional restrictive covenants. Any failure to obtain additional financing or not to achieve the revenue growth necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives. In addition, any future breach of covenants included in the Company’s debt agreements which could result in the lender demanding payment of the unpaid principal and interest balances will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings.

2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial information as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consists of cash on deposit, money market funds and certificates of deposit accounts with United States (“U.S.”) financial institutions. The Company is exposed to credit risk in the event of default by financial institutions to the extent that cash and cash equivalents balances with financial institutions are in excess of amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on these deposits.

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain on deposit at a bank in accordance with the promissory note entered into in June 2014. See Note 6 for further discussion.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and debt. The Company deposits its cash and cash equivalents with high credit quality domestic financial institutions with locations in the U.S. Such deposits may exceed federal deposit insurance limits. The Company believes the financial risks associated with these financial instruments are minimal.

The Company’s customer base is dispersed across many different geographic areas, and currently most customers are pest management distributors in the U.S. Generally, receivables are due up to 120 days from the invoice date and are considered past due after this date, although the Company may offer extended terms from time to time.

For the three months ended March 31, 2015 and 2014, 2% and 17%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. For the three months ended March 31, 2015 and 2014, these two product lines accounted for 97% and 86%, respectively, of the Company’s total revenues.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D (1)	CUSTOMER E (1)	CUSTOMER F
For the three months ended March 31,
2015	24%	17%	14%	10%	*	*
2014	6%	25%	14%	10%	12%	11%

(1)	Represents revenues from related parties. See Note 9 for further discussion.
*	Represents less than 1% of total revenues.

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either March 31, 2015 or December 31, 2014 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E
March 31, 2015	35%	22%	10%	*	*
December 31, 2014	10%	9%	1%	37%	23%

*	Represents less than 1% of outstanding accounts receivable.

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company’s single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. A disruption at this supplier’s manufacturing site or a disruption in trade between the U.S. and China could negatively impact sales of Regalia. The Company currently uses one supplier and does not have a long-term supply contract with this supplier. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price.

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

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of March 31, 2015 and December 31, 2014, the Company recorded deferred cost of product revenues of $1,939,000 and $1,797,000, respectively, including deferred cost of product revenues to related parties of $251,000 and $333,000, respectively.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. If contractual obligations, acceptance provisions or other contingencies exist which indicate that the price is not fixed or determinable, revenue is recognized after such obligations or provisions are fulfilled or expire.

Product revenues consist of revenues generated from sales of the Company’s products to distributors and direct customers, net of rebates and cash discounts. For sales of products made to distributors, the Company recognizes revenue either on a sell-in or sell-through basis depending on the specific facts and circumstances of the transaction(s) with the distributor. Factors considered include, but are not limited to, whether the payment terms offered to the distributor are structured to correspond to when product is resold, the distributor history of adhering to the terms of its contractual arrangements with the Company, whether the Company has a pattern of granting concessions for the benefit of the distributor and whether there are other conditions that may indicate that the sale to the distributor is not substantive.

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that would permit these distributors to return to the Company certain unsold products, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of March 31, 2015 and December 31, 2014, the Company recorded current deferred product revenues of $3,389,000 and $3,190,000, respectively, including current deferred product revenues from related parties of $461,000 and $660,000, respectively. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the condensed consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the condensed consolidated balance sheets and the related cost of inventory remains in inventory in the condensed consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. For the three months ended March 31, 2015 and 2014, 32% and 52%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. For the three months ended March 31, 2015, the Company received payments totaling $750,000 under these agreements. No payments were received under these agreements for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, the Company recognized $83,000 and $45,000, respectively, as license revenues, excluding related party revenues.

The Company has a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures Pte. LTD (Syngenta Ventures). In connection with the Company’s secondary offering in June 2014, Syngenta Ventures sold 600,000 shares of the Company’s common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the three months ended March 31, 2014, the Company recognized $324,000 of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

As of March 31, 2015, the Company recorded current and non-current deferred revenues of $331,000 and $1,967,000, respectively, related to payments received under these agreements. As of December 31, 2014, the Company recorded current and non-current deferred revenues of $331,000 and $2,050,000, respectively, related to payments received under these agreements.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended March 31, 2015 and 2014, research and development expenses totaled $3,115,000 and $4,000,000, respectively, and patent expenses totaled $307,000 and $297,000, respectively.

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted net loss per share is the same for all periods presented as the effect of the potential common stock equivalents, which consist of stock options and warrants to purchase common stock, are anti-dilutive due to the Company’s net loss position. Anti-dilutive common stock equivalents are excluded from diluted net loss per share. The anti-dilutive stock options that were not included in diluted net loss per share were 2,663,000 and 2,974,000 as of March 31, 2015 and 2014, respectively. The anti-dilutive warrants to purchase common stock that were not included in diluted net loss per share were 145,000 as of both March 31, 2015 and 2014.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is not planning to early adopt ASU 2015-11 and is currently evaluating ASU 2015-11 to determine the potential impact to its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt in the condensed consolidated balance sheets. The Company is not planning to early adopt ASU 2015-03 and does not anticipate that the adoption of ASU 2015-03will materially impact its condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The new guidance is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2014-15 to determine the potential impact to its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2018. Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard. The Company is currently evaluating the alternative methods of adoption and the effect on its condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three tier value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	MARCH 31, 2015
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$8,748	$8,748	$—	$—

	DECEMBER 31, 2014
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$14,746	$14,746	$—	$—

The Company’s money market funds are held at registered investment companies and as of March 31, 2015 and December 31, 2014 were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Inventories

Inventories, net consist of the following (in thousands):

	MARCH 31, 2015	DECEMBER 31, 2014
Raw materials	$5,717	$5,692
Work in progress	792	1,150
Finished goods	4,842	5,378
Finished goods held at customers	424	424

	$11,775	$12,644

As of each of March 31, 2015 and December 31, 2014, the Company had $668,000 in reserves against its inventories.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31, 2015	DECEMBER 31, 2014
Accrued compensation	$1,393	$1,348
Accrued expenses	3,995	4,771
Accrued warranty costs	258	202

	$5,646	$6,321

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

Balance as of December 31, 2014	$202
Warranties issued during the period	65
Settlements made during the period	(9)

Balance as of March 31, 2015	$258

6. Debt

Debt consists of the following (in thousands):

	MARCH 31, 2015	DECEMBER 31, 2014
Term Loan (“Term Loan”) bearing interest at 7.00% per annum, which is payable monthly through April 2016, collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) pledged as collateral under the Term Loan, subordinated	$150	$183
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 12.00% per annum, which are payable monthly through October 2015, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of March 31, 2015 and December 31, 2014 of $139 and $203, respectively	12,311	12,247
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of March 31, 2015) per annum, which is payable monthly through June 2036, collateralized by all of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles	9,809	9,873

Debt	22,270	22,303
Less current portion	(12,704)	(12,636)

	$9,566	$9,667

The fair value of the Company’s outstanding debt obligations as of March 31, 2015 and December 31, 2014 was $22,466,000 and $22,587,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25% for the fixed rate debt and 5.25% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

Term Loan

In March 2009, October 2010 and October 2011, the Company and Five Star Bank agreed to modify the terms of its existing revolving line of credit (“Revolver”). Under the modified terms of the Revolver, the Company’s borrowings under the Revolver were limited to 75% of qualifying accounts receivable with a maximum borrowing limit of $500,000. In March 2012, the Company entered into a change in terms agreement with the bank under which the existing Revolver was replaced by the Term Loan in the amount of $500,000 with a rate of 7% per annum, maturing April 1, 2016. The Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) have been pledged as collateral under the Term Loan. The Term Loan provides for various events of default including breach of any term, obligation, covenant or condition under any other agreement between the Company and Five Star Bank. As of March 31, 2015, the Company was in breach of its covenants under the Term Loan as the Company was in breach of its covenants under its June 2014 Secured Promissory Note. However, this breach was cured in November 2015 as a result of the Company obtaining a waiver of certain of the Company’s covenants with respect to the June 2014 Secured Promissory Note as discussed below. The Term Loan was fully paid off in August 2015.

Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. The October 2012 Secured Promissory Notes have an initial term of three years and can be extended for an additional two years in one year increments at the option of the Company. During the initial three-year term, the October 2012 Secured Promissory Notes bear interest at 12% per annum. If the term of the October 2012 Secured Promissory Notes is extended an additional year, the interest rate is 13% during the fourth year. If the term of the October 2012 Secured Promissory Notes is extended for an additional two years, the interest rate is 14% during the fifth year. Interest on the October 2012 Secured Promissory Notes is payable monthly through the initial maturity date of the loan, which is October 2, 2015, or through any extension period. The principal and all unpaid interest are due on the maturity date, as may be extended.

As part of the terms of the October 2012 Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (“Agent Fee”). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Secured Promissory

Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of March 31, 2015, $586,000 of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Secured Promissory Notes discussed below, was recorded under accrued liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

The October 2012 Secured Promissory Notes are secured by the Company’s ownership interest in MMM LLC, a security interest in the assets of the Company’s manufacturing plant and all of the Company’s other assets, subject to certain permitted liens. This security interest was subordinate to the security interest held by the holder of a previously outstanding promissory note issued in April 2012 and repaid in January 2013 (“April 2012 Note”), which also had a security interest in MMM LLC.

The Company also issued warrants (“Common Stock Warrants”) to the group of lenders to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Common Stock Warrants having an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The Common Stock Warrants would be automatically exercised immediately prior to expiration on the earlier to occur of a Qualified IPO or a sale of the Company or the maturity of the October 2012 Secured Promissory Notes. The October 2012 Secured Promissory Notes could be prepaid six months after the initial funding date or earlier if a Qualified IPO or a sale of the Company occurs. As the predominant settlement feature of the Common Stock Warrants is to settle a fixed monetary amount in a variable number of shares, the Common Stock Warrants were accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Accordingly, the Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the Common Stock Warrants at the date of issuance of $282,000 was recorded as a discount to the October 2012 Secured Promissory Notes and is being amortized to interest expense over the term of the arrangement. Until the effective date of the IPO, the Company estimated the fair value of the Common Stock Warrants using a Probability-Weighted Expected Return Method (“PWERM”) valuation based on unobservable inputs, and, therefore, the Common Stock Warrants were classified as Level 3 liabilities in the fair value hierarchy. Upon closing of the IPO, the exercise price of the Common Stock Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity (deficit) during the year ended December 31, 2013.

The October 2012 Secured Promissory Notes contain certain covenant requirements, which include a requirement to maintain a minimum cash balance of the lesser of the April 2012 Note indebtedness described above or $5,000,000. As the April 2012 Note was fully paid off in January 2013, the Company no longer has a minimum cash balance requirement under the October 2012 Secured Promissory Notes. The Company is also precluded from adding additional debt without lender approval but allowance is made if such debt is subordinated to the October 2012 Secured Promissory Notes or if such additional debt is not more than $2,000,000 in the aggregate. In the event of default on the October 2012 Secured Promissory Notes, the lenders may declare the entire unpaid principal and interest immediately due and payable.

On April 10, 2013 (“Conversion Date”), the Company entered an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of $1,250,000 of the total principal balance of the October 2012 Subordinated Convertible Note described below (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The accrued interest of $74,000 for the partially converted October 2012 Subordinated Convertible Note as of the Conversion Date shall be repaid or converted on the applicable maturity date of the October 2012 Subordinated Convertible Note.

In connection with the issuance of the April 2013 Secured Promissory Notes, the Company issued additional warrants (“Additional Common Stock Warrants”) to purchase a number of shares of common stock equal to 20% of the funded principal amount of the April 2013 Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Additional Common Stock Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. As the predominant settlement feature of the Additional Common Stock Warrants was to settle a fixed monetary amount in a variable number of shares, the Additional Common

Stock Warrants were accounted for under ASC 480. Accordingly, the Additional Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the Additional Common Stock Warrants at the date of issuance was estimated to be $465,000. The Company estimated the fair value of the Additional Common Stock Warrants using a PWERM valuation based on unobservable inputs and, therefore, the Additional Common Stock Warrants were classified as Level 3 liabilities in the fair value hierarchy. Upon closing of the IPO, the exercise price of the Additional Common Stock Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Additional Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity (deficit) during the year ended December 31, 2013.

The debt holder who converted $1,250,000 principal balance of the October 2012 Subordinated Convertible Note (with a fair value of $1,360,000 on the date of conversion) also loaned an additional $2,500,000 in cash as part of the April 2013 Secured Promissory Notes (collectively, the “$3,750,000 Notes”). The Company accounted for the conversion as an extinguishment of debt in accordance with ASC 470-50-40, Modifications and Extinguishments (“ASC 470-50-40”). The $1,360,000 fair value of the partially converted October 2012 Subordinated Convertible Note on the Conversion Date was derecognized and the fair value of the $3,750,000 Notes with the portion of the fair value of the Additional Common Stock Warrants issued to this debt holder on the date of issuance was recorded. The Company recorded the $49,000 excess of the total fair value of the $3,750,000 Notes and the related Additional Common Stock Warrants on the issuance date over total consideration received as a gain on extinguishment of debt in the condensed consolidated statements of operations for the year ended December 31, 2013.

The following table shows the consideration received, fair values of the notes and common stock warrants issued and calculation of the gain on extinguishment of debt for the $3,750,000 Notes (in thousands):

Consideration received
Fair value of October 2012 Subordinated Convertible Note	$1,360
Cash	2,500

Total consideration received (a)	$3,860
Notes and warrants issued
Principal balance of notes issued	$3,750
Debt discount (1)	(291)

Fair value of notes issued	3,459
Fair value of Additional Common Stock Warrants issued	352

Total fair value of notes and warrants issued (b)	$3,811

Gain on extinguishment of debt (a-b)	$49

(1)	The amortization of this account is being recorded in interest expense in the condensed consolidated statements of operations over the term of the arrangement.

The remaining fair value of the Additional Common Stock Warrants of $113,000, net of the fair value of the Additional Common Stock Warrants issued of $352,000 related to the $3,750,000 Notes discussed above, was recorded as a debt discount to the April 2013 Secured Promissory Notes and is being amortized to interest expense over the term of the arrangement.

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

The amendment to the loan agreement also amended the interest provision applicable to the October 2012 and April 2013 Secured Promissory Notes to allow any holder of the October 2012 and April 2013 Secured Promissory Notes to request the Company to defer all interest due monthly to the applicable maturity date, and the optional prepayment provision applicable to the October 2012 and April 2013 Secured Promissory Notes to allow the Company to repay the outstanding amount of the October 2012 and April 2013 Secured Promissory Notes either (i) with the written consent of the lender or the agent on such lenders’ behalf or (ii) without such consent provided that the Company pays the interest that would have been due from the prepayment date to the initial maturity date.

Activity related to the October 2012 and April 2013 Secured Promissory Notes from December 31, 2014 through March 31, 2015 consisted of the following (in thousands):

	DECEMBER 31, 2014	ADDITIONS	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	MARCH 31, 2015
Principal	$12,450	$—	$—	$—	$12,450
Debt discount related to the issuance of common stock warrants (1)	(106)	—	35	—	(71)
Discount related to the $3,750,000 Notes (1)	(97)	—	29	—	(68)

	$12,247	$—	$64	$—	$12,311

(1)	The amortization of this account is included in interest expense in the condensed consolidated statements of operations and as non-cash interest expense in the condensed consolidated statements of cash flows.

As of March 31, 2015 and December 31, 2014, the Company was in breach of its covenants under the October 2012 and April 2013 Secured Promissory Notes as a result of its failure to provide annual financial statements in a timely manner and as the Company was in breach of certain of its covenants under its June 2014 Secured Promissory Note as described below. However, in November 2015, the Company received an extension from the lending agent with respect to compliance with the requirements to deliver annual financial statements to the earlier of (i) November 15, 2015 or (ii) such time such financial statements are filed with the SEC. Further, the covenant breach was cured in November 2015 as a result of obtaining this extension and the waiver of certain of the Company’s covenants with respect to the June 2014 Secured Promissory Note as described below.

In August 2015, the terms of the notes were amended, resulting in an increase in the interest rate to 18% effective September 1, 2015 for the remaining term of the notes. The Company also provided a written notice in September 2015 to extend the maturity date to October 2, 2017.

Credit Facility

On June 14, 2013, the Company entered into a credit facility agreement (“June 2013 Credit Facility”) with a group of lenders that are, or that are affiliated with, existing investors in the Company. Under the June 2013 Credit Facility, the lenders have committed to permit the Company to draw an aggregate of up to $5,000,000, and, subject to the Company’s obtaining additional commitments from lenders, such amount may be increased to up to $7,000,000. The June 2013 Credit Facility expired on June 30, 2014 without having been drawn upon.

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

In connection with the June 2013 Credit Facility, the Company issued warrants (“June 2013 Warrants”) to purchase a number of shares of common stock equal to 10% of the total committed amount of the June 2013 Credit Facility divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such June 2013 Warrants to have an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The June 2013 Warrants expire upon the earlier of June 14, 2023 or the sale of the Company. As the predominant settlement feature of the June 2013 Warrants was to settle a fixed monetary amount in a variable number of shares, the June 2013 Warrants were accounted for under ASC 480. Accordingly, the June 2013 Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s condensed consolidated statements of operations. The fair value of the June 2013 Warrants at the date of issuance of $435,000 was recorded as a deferred financing cost as a current other asset and was being amortized to interest expense over the term of the arrangement. Until the effective date of the IPO, the Company estimated the fair value of the June 2013 Warrants using a PWERM valuation based on unobservable inputs and, therefore, the June 2013 Warrants were classified as Level 3 liabilities in the fair value hierarchy. Upon closing of the IPO, the exercise price of the June 2013 Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the June 2013 Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity (deficit) during the year ended December 31, 2013.

Secured Promissory Note

On April 11, 2014, the Company entered into a $3,000,000 promissory note with Five Star Bank. On April 14, 2014, the Company entered into an agreement with the bank to modify the terms of the promissory note from a single payment loan to a revolving line of credit, which allowed the Company to borrow up to $3,000,000. On April 28, 2014, the Company entered into an agreement to modify the terms of the revolving line of credit to increase the borrowing limit up to $5,000,000. In June 2014, the $4,687,000 balance on the revolving line of credit was paid off and the line was closed when the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with the bank (“Lender”) which bears interest at prime rate (3.25% as of March 31, 2015) plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the Lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM, LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of March 31, 2015, the Company had $1,856,000 remaining in this restricted deposit account, which was recorded as restricted cash included in current assets.

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

The Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the lender. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the lender may declare the entire unpaid principal and interest immediately due and payable. As of March 31, 2015 and December 31, 2014, the Company was in breach of certain of its covenants under the loan agreement as a result of its annual and quarterly reports not being filed within the prescribed time period and its being in breach of covenants on the October 2012 and April 2013 Secured Promissory Notes described above. Effective September 30, 2015, the Company’s debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40,000,000 in promissory notes in August 2015 as described in Note 10, which increased the Company’s debt while the Company continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, the Company received a waiver from the Lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2015) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016). The receipt of this waiver and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured the Company of being in breach of the covenants under the loan agreement.

7. Share-Based Plans

As of March 31, 2015, there were 2,663,000 options outstanding and 2,113,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended March 31, 2015 and 2014, the Company recognized share-based compensation of $1,090,000 and $1,522,000, respectively.

During the three months ended March 31, 2015, the Company did not grant any options and no options were exercised.

8. Commitments and Contingencies

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

In September 2013 and then amended in April 2014, the Company entered into a lease agreement for approximately 27,300 square feet of office and laboratory space located in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $44,000 per month for the first 12 months with a 3% increase each year thereafter. Concurrent with this amendment, in April 2014, the Company entered into a lease agreement with an affiliate of the landlord to lease approximately 17,400 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter.

Litigation

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, the Company, along with certain of its current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al, Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in or traceable to the Company’s August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in the Company’s June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”). In addition to the Company, the initial consolidated complaint names certain of the Company’s current and former officers and directors and the Company’s independent registered public accounting firm as defendants. The initial consolidated complaint alleges violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about the Company’s business and prospects, including its financial statements, product revenues and system of internal controls. Plaintiffs contend that such statements caused the Company’s stock price to be artificially inflated. The action includes claims for damages, fees and expenses, including an award of attorneys’ and experts’ fees to the putative class. Pursuant to a stipulation between the parties, and by order of the Court, defendants need not respond to the initial consolidated complaint. An amended consolidated complaint is to be filed no later than 60 days after the Company announces the restatement(s) after which defendants will have 60 days to respond. The outcome of this matter is not presently determinable.

On September 9, 2014 and November 25, 2014, shareholder derivative actions were filed in the Superior Court of California, County of Yolo (Case No. CV14-1481) and the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-02779-JAM-CKD), purportedly on the Company’s behalf, against certain current and former officers and members of its board of directors (the “2014 Derivative Actions”). The plaintiffs in the 2014 Derivative Actions allege that the defendants breached their fiduciary duties, committed waste, were unjustly enriched and aided and abetted breaches of fiduciary duty by causing the Company to issue allegedly false and misleading statements. The issues in the 2014 Derivative Actions overlap substantially with those at issue in the Class Action described above. The plaintiffs in the 2014 Derivative Actions seek, purportedly on behalf of the Company, an unspecified award of damages including, but not limited to, various corporate governance reforms, an award of restitution, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The Courts have granted the parties’ stipulations to defer litigation activity, subject to certain conditions and pending certain developments in the Class Action.

On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on the Company’s behalf, against certain current and former officers and members of the Company’s board of directors and the Company’s independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleges that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing the Company to issue allegedly false and misleading statements. The plaintiff in the 2015 Derivative Action also alleges that the Company’s independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2015 Derivative Action overlap substantially with those at issue in the 2014 Derivative Actions and the Class Action described above. The parties are negotiating a date by which the defendants’ response to the newly filed complaint will be due. Given the preliminary nature of the Derivative Actions, the Company is not in a position to express any opinion regarding the outcome in these matters.

The Company is currently unable to estimate a range of reasonably possible loss for the litigation because these matters involve significant uncertainties. Those uncertainties include the legal theory or the nature of the claims, the complexity of the facts, the results of any investigation or litigation and the timing of resolution of the investigations or litigation. Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have a material adverse effect on its financial position, results of operations or cash flows.

SEC Investigation

The Company advised the staff of the Division of Enforcement of the SEC in September 2014 that the Audit Committee of the Company’s board of directors had commenced an internal investigation. The SEC commenced a formal investigation of these matters, with which the Company is cooperating. Though the investigation continues, the Company has engaged in discussions with the Division of Enforcement staff concerning the resolution of any enforcement action that it may recommend. In accordance with ASC 450, Contingencies, the Company has accrued $1,750,000 in its condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 for its estimate of the penalties arising from such enforcement action and has estimated the range of the reasonably possible loss to be between $1,750,000 and $4,000,000.

Publicity surrounding the foregoing or any enforcement action as a result of the Division of Enforcement’s investigation, even if ultimately resolved favorably, could have an adverse impact on the Company’s reputation, business, financial position, results of operations or cash flows.

9. Related Party Transactions

Les Lyman, a member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. For the three months ended March 31, 2015 and 2014, revenue of $199,000 and $277,000, respectively, was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by the Tremont Group, Inc. during the period. As of March 31, 2015 and December 31, 2014, the Company had no outstanding accounts receivable due from The Tremont Group, Inc. As of March 31, 2015 and December 31, 2014, the Company recorded deferred cost of product revenues of $251,000 and $333,000, respectively, and current deferred product revenues of $461,000 and $660,000, respectively, relating to product sold to The Tremont Group, Inc. where title has transferred but the criteria for revenue recognition have not been met. Although the Company anticipates sales of its products to The Tremont Group, Inc. to continue through 2015, the Company cannot estimate the amount of those sales.

The Company has a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures. In connection with the Company’s secondary offering in June 2014, Syngenta Ventures sold 600,000 shares of the Company’s common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the three months ended March 31, 2014, the Company recognized $324,000 of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

10. Subsequent Events

Sale of Notes and Warrants

On August 20, 2015, the Company issued and sold to entities affiliated with Waddell & Reed Financial, Inc., one of its 5% stockholders, senior secured promissory notes in the aggregate principal amount of $40,000,000 and warrants to purchase up to 4,000,000 shares of common stock of the Company for aggregate consideration of $40,000,000, pursuant to a purchase agreement dated August 20, 2015.

The notes will bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. The notes contain customary covenants, in addition to the obligation to maintain cash and cash equivalents of at least $15,000,000. The notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone Ph.D. ceases to serve as the Company’s Chief Executive Officer. As of September 30, 2015, the Company was in breach of its covenants under the August 2015 Senior Secured Promissory Notes as the Company was in breach of its covenants under its October 2012 and April 2013 Secured Promissory Notes and June 2014 Secured Promissory Note. However, this covenant breach was cured in November 2015 as a result of the Company obtaining an extension to deliver its annual financial statements with respect to the October 2012 and April 2013 Secured Promissory Notes and the waiver of certain of the Company’s covenants with respect to the June 2014 Secured Promissory Note. See Note 6 for further discussion.

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

In connection with the above transaction, on August 19, 2015, the Company amended the October 2012 and April 2013 Secured Promissory Notes. As a result of the amendment, interest on loans was accrued at a rate of 12% per annum until September 1, 2015, and thereafter is accrued at a rate of 18% per annum, and the Company is permitted to prepay the outstanding indebtedness under the agreement without penalty at any time. In addition, in September 2015, the Company provided a written notice exercising its right to extend the maturity through October 2, 2017. The amendments will be accounted for as a modification of the loan agreement with the effective interest rate adjusted prospectively from the amendment date.

Separation Agreement

On January 14, 2015, James Iademarco was appointed as the Company’s President and Chief Operating Officer, effective January 14, 2015. On August 20, 2015, the Company entered into a separation agreement with James Iademarco whereby he resigned effective August 31, 2015, but agreed to remain available to advise the Company in a consulting capacity for an additional period of up to 90 days to assist with the transition of various pending matters. Pursuant to the separation agreement, Mr. Iademarco is entitled to receive, among other things, an amount equal to one-twelfth of his prior base salary of $290,000 on or before the 15th day of each of the twelve months following August 31, 2015 and certain premium payments for health and vision insurance coverage, in partial consideration for Mr. Iademarco granting the Company a general release of liability and claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

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

The agricultural industry is increasingly dependent on effective and sustainable pest management practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, our research has shown that the global market for biopesticides is growing substantially faster than the overall market for pesticides. This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based pest management products into integrated pest management (“IPM”) programs, as well as increasing consumer demand for organic food. We seek to capitalize on these global trends by providing both conventional and organic growers with solutions to a broad range of pest management needs through strategies such as adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging growers’ positive experiences with existing product lines, educating growers with on-farm product demonstrations and controlled product launches with key target customers and other early adopters. We believe this approach enables us to stay ahead of our competition in providing innovative pest management solutions, enhances our sales process at the distributor level and helps us to capture additional value from our products.

Although our long-term, global vision for our business and our commitment to that vision remain fundamentally unchanged, to date, we have not achieved anticipated growth in sales of our products, which has resulted in an increase in inventory write-offs, higher proportional levels of operating expenses, increases in cost of product revenues and decreases in product margins. In response to the business challenges reflected in our financial results for recent periods, since the second half of 2014, we have been implementing a prioritization plan to focus our resources on continuing to improve and promote our commercially available products, advancing product candidates that are expected to have the greatest impact on near-term growth potential and expanding international presence and commercialization. Our goal has been to reduce expenses, to conserve cash and improve operating efficiencies, to extract greater value from our products and product pipeline and to improve our communication to and connection with the global sustainability movement that is core to our cultural values.

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

We sell our crop protection products to leading agrichemical distributors while also working directly with growers to increase existing and generate new product demand. To date, we have marketed our bio-based pest management and plant health products for agricultural applications to U.S. growers, through distributors and our own sales force, and we have focused primarily on high value specialty crops such as grapes, citrus, tomatoes and leafy greens. A large portion of our sales are currently attributable to conventional growers who use our bio-based pest management products either to replace conventional chemical pesticides or enhance the efficacy of their IPM programs. In addition, a portion of our sales are attributable to organic farmers, who cannot use conventional pesticides and have few alternatives for pest management. As we continue to demonstrate the efficacy of our bio-based pest management and plant health products on new crops or for new applications, we may either continue to sell our products through our in-house sales force or collaborate with third parties for distribution to select markets.

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

Although our initial EPA-approved master labels cover our products’ anticipated crop-pest use combinations, we launch early formulations of our pest management and plant health products to targeted customers under commercial labels that list a limited number of crops and applications that our initial efficacy data can best support. We then gather new data from experiments, field trials and demonstrations, gain product knowledge and get feedback to our research and development team from customers, researchers and agricultural agencies. Based on this information, we enhance our products, refine our recommendations for their use in optimal IPM programs, expand our commercial labels and submit new product formulations to the EPA and other regulatory agencies. For example, we began sales of Regalia SC, an earlier formulation of Regalia, in the Florida fresh tomatoes market in 2008, while a more effective formulation of Regalia with an expanded master label, including listing for use in organic farming, was under review by the EPA. In 2011, we received EPA approval of a further expanded Regalia master label covering hundreds of crops and various new uses for applications to soil and through irrigation systems, and we recently expanded sales of Regalia in large-acre row crops as a plant stimulus product, in addition to its beneficial uses as a fungicide. Similarly, ongoing field development research on the microbe used in Venerate, our insecticide product, led to our October 2015 registration of Majestene as a nematicide. We believe we have opportunities to broaden the commercial applications and expand the use of our existing product lines to help drive significant growth for our company.

Our total revenues were $2.1 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia and Grandevo product lines. Various factors have impeded anticipated growth in sales of these products in recent years, and may continue to impede growth. For example, we believe adverse conditions in the U.S. agricultural industry, including low commodity prices, may have reduced demand for our products. Further delays in regulatory approvals of certain of our products in Europe and other jurisdictions may slow international growth, and any delay in a product launch that causes us to miss a growing season may require us to wait a year to enter that market. The extended drought in California and other markets has reduced demand for our products as fewer acres are planted, and certain of our strategic collaborations have not resulted in anticipated increases in sales of Regalia outside of the Unites States. Due to prioritization constraints, we have not committed resources to Zequanox sufficient to market it full-scale, and our collaboration efforts with regard to this product may not result in increased sales. In addition, the departure of our former chief operating officer and significant members of our sales staff in the third quarter of 2014 and subsequent turnover in our sales and marketing department disrupted the 2014 launch of Venerate as well as growth in sales of our other commercialized products, including Regalia and Grandevo.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to less than $0.1 million for each of the three months ended March 31, 2015 and 2014, excluding related party revenues. We have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures Pte. LTD (Syngenta Ventures). In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the three months ended March 31, 2014, we recognized $0.3 million of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CHEM NUT, INC.	CROP PRODUCTION SERVICES	HELENA CHEMICALS	THE TREMONT GROUP (1)	SYNGENTA (1)	TITAN PRO
For the three months ended March 31,
2015	24%	17%	14%	10%	*	*
2014	6%	25%	14%	10%	12%	11%

(1)	Represents revenues from related parties. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I, Item 1, “Financial Information” for further discussion.
*	Represents less than 1% of total revenues.

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $2.0 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. Cost of product revenues included $0.1 million and $0.2 million of cost of product revenues to related parties for the three months ended March 31, 2015 and 2014, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, which has increased in recent years, and, beginning in 2014, idle capacity at our manufacturing plant when the manufacturing plant was placed into service. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate and Zequanox and introduce new products to the market. Our cost of product revenues related to the cost of inventory has increased as a percentage of total revenues primarily due to a change in product mix, with Grandevo representing an increased percentage of total revenues as Grandevo is early in its life cycle. We expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $3.4 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. We have reduced the size of our research and development staff compared to prior periods and are reducing costs spent on various research and development and patent efforts as part of our efforts to streamline business operations and focus on our pipeline product priorities. However, we have made, and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $7.9 million and $6.3 million for the three months ended March 31, 2015 and 2014, respectively. While we have reduced headcount in comparison to prior periods, in connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. We expect that in the future, our selling, general and administrative expenses will increase due to our expanded product portfolio and due to additional costs incurred related to being a public company. In addition, for the three months ended March 31, 2015, we incurred $2.5 million in costs related to the Audit Committee’s independent investigation, which commenced in September 2014, and subsequent restatement of our financial statements. We expect to incur significant costs through 2015 related to the Audit Committee’s independent investigation and the restatement of our financial statements. In addition, we have engaged in discussions with the SEC’s Division of Enforcement staff concerning the resolution of any enforcement action that it may recommend. Accordingly, we have accrued $1.8 million in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 for any potential penalties arising from such enforcement action.

Until the initial public offering (“IPO”) in August 2013, we have funded our operations from the issuance of shares of common stock, preferred stock, warrants and convertible notes, the issuance of debt and entry into financing arrangements, product sales, payments under strategic collaboration and distribution agreements and government grants, but we have experienced significant losses as we invested heavily in research and development. We expect to incur additional losses related to our investment in the continued development, expansion and marketing of our product portfolio.

In August 2015, we issued and sold to affiliates of Waddell & Reed Financial, Inc., in a private placement, senior secured promissory notes in the aggregate principal amount of $40.0 million and warrants to purchase up to 4.0 million shares of our common stock for aggregate consideration of $40.0 million.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, costs and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions accounted for on a “sell-through” method, inventory valuation and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies as described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues, not including related party revenues, constituted 86% and 76% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. Product revenues in the United States, not including related party revenues, constituted 86% and 71% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that would permit these distributors to return to the Company certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the condensed consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the condensed consolidated balance sheets and the related cost of inventory remains in inventory in the condensed consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. For the three months ended March 31, 2015 and 2014, 26% and 55%, respectively, of product revenues, not including related party revenues, were recognized on a sell-through basis.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the three months ended March 31, 2015 and 2014, license revenues constituted 4% and 2% of total revenues, respectively. As of March 31, 2015, including agreements with related parties discussed below, we had received an aggregate of $3.6 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.5 million in payments due on certain anniversaries of regulatory approval and an additional $1.6 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of both product revenues and license revenues. Les Lyman, a member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In addition, we have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures. In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the three months ended March 31, 2015 and 2014, related party revenues constituted 10% and 22% of total revenues, respectively. For each of the three months ended March 31, 2015 and 2014, 10% of total revenues were recognized on a sell-through basis arising from sales to a related party.

Cost of Product Revenues and Gross Profit

Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third- party services related to procuring, processing, formulating, packaging and shipping our products. As we have used our Bangor, Michigan manufacturing plant to produce certain of our products, cost of product revenues includes an allocation of operating costs including direct and indirect labor, productions supplies, repairs and maintenance, depreciation, utilities and property taxes. The amount of indirect labor and overhead allocated to finished goods is determined on a basis presuming normal capacity utilization. Operating costs incurred in excess of production allocations, considered idle capacity, are expensed to cost of product revenues in the period incurred rather than added to the cost of the finished goods produced. Cost of product revenues may also include charges due to inventory adjustments and reserves. Gross profit is the difference between total revenues and cost of product revenues. Gross margin is gross profit expressed as a percentage of total revenues.

We have entered into in-license technology agreements with respect to the use and commercialization of our three commercially available product lines, including Regalia, Grandevo and Zequanox, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. In addition, costs associated with license revenues have been included in cost of product revenues, as they have not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The patents for Regalia and Zequanox will expire in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. There is, however, a pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Grandevo and Zequanox, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we are experiencing and expect further near-term downward pressure on overall gross margins as we expand sales of Grandevo, Venerate and Zequanox and when we introduce new products. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product mix and average selling prices.

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014. We continue to use third party manufacturers for Venerate and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility when sales volumes recover enough to reduce overhead and unused capacity charges from our facility.

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

Beginning in the fourth quarter of 2014, we reduced our research and development staff and prioritized our pipeline candidates, focusing first on those that can be in the market in the next two years. We expect research, development and patent expenses to decrease in the near-term as we have reduced headcount and will focus our efforts on select pipeline products. We are working to find partners to assist development of other pipeline candidates.

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

We expect our selling expenses to increase in the near-term, both in absolute dollars and as a percentage of total revenues. For the three months ended March 31, 2015, we incurred $2.5 million in costs related to the Audit Committee’s independent investigation and subsequent restatement of our financial statements. We will continue to incur such costs during the year ending December 31, 2015. Further, as a result of pending litigation, we also expect to incur additional costs relating to directors and officers liability insurance in future periods. In addition, we have engaged in discussions with the SEC’s Division of Enforcement staff concerning the resolution of any enforcement action that it may recommend. In accordance with ASC 450, Contingencies, we have accrued $1.8 million in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 for our estimate of the penalties arising from such enforcement action.

In the long-term, we expect our selling, general and administrative expenses to decline as a percentage of total revenues. We expect our overall selling, general and administrative expenses to increase in absolute dollars in order to drive product sales, and we will incur additional expenses associated with operating as a public company. Such increases may include increased insurance premiums, investor relations expenses, legal and accounting fees associated with the expansion of our business and corporate governance, financial reporting expenses, expenses related to Sarbanes-Oxley and other regulatory compliance obligations.

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In August 2015, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million with a fixed interest rate and warrants to purchase up to 4.0 million shares of our common stock for aggregate consideration of $40.0 million. Accordingly, interest expense will increase as a result of the additional debt outstanding. In connection with the aforementioned transaction, in August 2015, we amended the October 2012 and April 2013 Secured Promissory Notes. As a result of the amendment, interest on loans was accrued at a rate of 12% per annum until September 1, 2015, and thereafter is accrued at a rate of 18% per annum. Accordingly, interest expense will increase as a result of the higher interest rate.

We have also acquired equipment under capital leases which results in interest expense over the lease term. Our capital lease obligations were $1.5 million and $2.0 million as of March 31, 2015 and December 31, 2014, respectively.

Interest Income

Interest income consists primarily of interest earned on cash balances. Our interest income will vary each reporting period depending on our average cash balances during the period and market interest rates.

Income Tax Provision

Since our inception, we have been subject to income taxes principally in the United States. We anticipate that as we further expand our sales into foreign countries, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2015, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Revenues:
Product	86%	76%
License	4	2
Related party	10	22

Total revenues	100	100
Cost of product revenues (1)	97	66

Gross profit	3	34
Operating expenses:
Research, development and patent	166	159
Selling, general and administrative	384	234

Total operating expenses	550	393

Loss from operations	(547)	(359)
Other income (expense):
Interest income	—	—
Interest expense	(33)	(22)
Other expense, net	—	—

Total other expense, net	(33)	(22)

Income taxes	—	—

Net loss	(580)%	(381)%

(1)	Includes cost of product revenues to related parties of 4% and 6% for the three months ended March 31, 2015 and 2014, respectively. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I, Item 1, “Financial Information” for further discussion.

Comparison of Three Months Ended March 31, 2015 and 2014

Product Revenues

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Dollars in thousands)
Product revenues	$1,774	$2,054
% of total revenues	86%	76%

Product revenues decreased by $0.3 million, or 14%, primarily due to a decrease of $0.7 million in revenue recognized on a sell-through basis that was deferred from sales to distributors made in prior periods. This was offset by an increase of $0.4 million in revenue recognized on a sell-in basis, which we believe was primarily due to changes in the timing of our customers’ orders as a result of seasonality in the agricultural industry and the impact that weather may have on the timing of the application of our products.

License Revenues

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Dollars in thousands)
License revenues	$83	$45
% of total revenues	4%	2%

License revenues increased by less than $0.1 million, or 84%, related to additional milestones that have been achieved upon which revenue is recognized over time.

Related Party Revenues

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Dollars in thousands)
Related party revenues	$199	$605
% of total revenues	10%	22%

Related party revenues decreased by $0.4 million, or 67%, as $0.3 million was recognized during the three months ended March 31, 2014 upon the termination of one of our strategic collaboration and distribution agreements with Syngenta. Syngenta is an affiliate of a former 5% stockholder, Syngenta Ventures. In connection with the secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized subsequent to June 2014 under the remaining agreements has not been included in related party revenues. There was also a decrease of $0.1 million in revenue recognized on a sell-through basis that was deferred from sales to The Tremont Group, Inc. made in prior periods.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Dollars in thousands)
Cost of product revenues	$1,998	$1,793
% of total revenues	97%	66%
Gross profit	$58	$911
% of total revenues	3%	34%

Cost of product revenues increased by $0.2 million, or 11%, and gross margin decreased by $0.9 million, or 94%. Gross margins decreased from 34% to 3%. Our manufacturing plant began full-scale production in 2014, and as a result of actual utilization of the plant being less than what is considered normal capacity, $0.6 million in operating costs of the manufacturing plant were recorded to cost of product revenues for the three months ended March 31, 2015 and were not capitalized as inventory. In addition, gross margin decreased $0.3 million as a result of license revenue recognized upon the termination of one of our agreements with Syngenta for which there was no significant corresponding cost of product revenues for the three months ended March 31, 2014. There was no similar transaction for the three months ended March 31, 2015.

Research, Development and Patent Expenses

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Dollars in thousands)
Research, development and patent	$3,422	$4,297
% of total revenues	166%	159%

Research, development and patent expenses decreased by $0.9 million, or 20%, primarily due to a decrease of $0.6 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, due to a reduction in headcount, and a decrease of $0.3 million in direct testing and lab costs.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Dollars in thousands)
Selling, general and administrative	$7,887	$6,324
% of total revenues	384%	234%

Selling, general and administrative expenses increased by $1.6 million, or 25%, primarily due to an increase in outside services of $2.7 million for accounting, consulting and legal fees incurred as a result of the $2.5 million incurred relating to the Audit Committee’s independent investigation and subsequent restatement of our financial statements and an increase of $0.2 million in fixed expenses due to an increase in rent. This was offset by a decrease of $0.5 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, and $0.1 million in travel expenses due to a reduction in headcount and a decrease of $0.7 million in expenses associated with the manufacturing plant as a result of such expenses either being capitalized as inventory or allocated to cost of product revenues if actual utilization of the plant is less than what is considered normal capacity as we began full-scale production in 2014.

Other Expense, Net

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Dollars in thousands)
Interest income	$9	$10
Interest expense	(669)	(606)
Other expense, net	(3)	(9)

Total other expense, net	$(663)	$(605)

Interest expense increased $0.1 million, or 10%, as we issued a promissory note in the amount of $10.0 million in June 2014. Interest income and other expense, net were largely unchanged.

Seasonality and Quarterly Results

Sales of our crop protection products have been, and are generally expected to be, seasonal. Regalia and Grandevo, which accounted for the majority of revenues in recent periods, have historically been sold and applied to crops in greater quantity in the second and fourth quarters, with lowest sales in the third quarter when there is the lowest pest and disease pressure in the United States. We expect this trend to continue in the future, but this seasonality could be reduced, or we could experience seasonality in different periods than anticipated, as a result of various factors, including if we expand into new geographical territories or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products.

Notwithstanding anticipated seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter, and seasonality could be reduced or enhanced as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

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

Liquidity and Capital Resources

From our inception until the IPO in August 2013, our operations have been financed primarily by net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants. As of March 31, 2015, our cash and cash equivalents totaled $22.4 million. In August 2015, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. After this financing, as of September 30, 2015, our cash and cash equivalents totaled $27.8 million and we had restricted cash of $18.4 million in total relating to cash that we are contractually obligated to maintain in accordance with our debt agreements.

We believe our current cash and cash equivalents, available proceeds from the August 2015 issuance and sale of $40.0 million in senior secured promissory notes and cash from revenues will be sufficient to satisfy our liquidity requirements for the next twelve months. However, we may seek additional funding through debt or equity financings that may be used, among other things, to expand our product development and sales and marketing efforts, to increase capacity of our manufacturing facility, to complete strategic transactions and/or for working capital. Adequate funds for this and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow product development activities, further reduce operating expenses and/or reduce capital investment.

Since our inception, we have incurred significant net losses, and, as of March 31, 2015, we had an accumulated deficit of $171.8 million. We expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of testing validation, regulatory progress and commercialization events. As of March 31, 2015, we had received an aggregate of $3.6 million in payments under these agreements. In addition, there will be an additional $0.5 million in payments due on certain anniversaries of regulatory approval and an additional $1.6 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

For the three months ended March 31, 2015 and 2014, we used $1.0 million and $5.0 million, respectively, in cash to fund capital expenditures. In July 2012, we acquired a manufacturing facility, formerly used as a biodiesel plant. Repurposing of the facility was completed in 2014 and included the installation of fermentation tanks and the construction of a dedicated building to house them. In December 2013, we produced the first test batch of Grandevo at this facility and began full-scale production of our products using our own manufacturing capacity in 2014. The facility now accommodates full-scale production of Regalia and full-scale fermentation of Grandevo and Zequanox.

We had the following debt arrangements in place as of March 31, 2015, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL AMOUNT BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/ MATURITY
Term Loan (1)	7.00%	$150	Monthly/April 2016
Promissory Notes (2)	12.00%	$12,575	Monthly (4)/October 2015
Promissory Note (3)	5.25%	$9,835	Monthly/June 2036

(1)	See “—Term Loan.”
(2)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(3)	See “—June 2014 Secured Promissory Note.”
(4)	Monthly payments are interest only until maturity.

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

October 2012 and April 2013 Secured Promissory Notes

In October 2012, we completed the sale of promissory notes in the aggregate principal amount of $7.5 million to twelve lenders in a private placement. In addition, in April 2013, we completed the sale of an additional $4.95 million of promissory notes to ten lenders in a private placement under an amendment to the note purchase agreement in exchange for $3.7 million in cash and $1.25 million in cancellation of indebtedness under a previously outstanding convertible note. Maturity, currently October 2015, may be extended in one year increments for a period of no more than two years. In the event the maturity date is extended, the interest rate is 13% in the first year of the extension and the note matures in October 2016, and if extended for an additional year thereafter, the interest rate is 14% in the second year of extension and the note matures in October 2017. These promissory notes are secured by a security interest in all of our present and future accounts receivable, chattel paper, commercial tort claims, goods, inventory, equipment, personal property, instruments, investment properties, documents, letter of credit rights, deposit accounts, general intangibles, records, real property, appurtenances and fixtures, tenant improvements and intellectual property, which consists of our patents, copyrights and other intangibles.

As of March 31, 2015 and December 31, 2014, we were in breach of our covenants under the notes as a result of our failure to provide annual financial statements in a timely manner and our being in breach of certain of our covenants on our June 2014 Secured Promissory Note as described below. However, in November 2015, we received an extension from the lending agent with respect to compliance with the requirements to deliver annual financial statements to the earlier of (i) November 15, 2015 or (ii) such time such financial statements are filed with the SEC. Further, the covenant breach was cured in November 2015 as a result of obtaining this extension and the waiver of certain of our covenants with respect to the June 2014 Secured Promissory Note as described below.

In August 2015, the terms of the notes were amended, resulting in an increase in the interest rate to 18% effective September 1, 2015 for the remaining term of the notes. We also provided a written notice in September 2015 to extend the maturity date to October 2017.

June 2014 Secured Promissory Note

In June 2014, we borrowed $10.0 million pursuant to a business loan agreement and promissory note with Five Star Bank which bears interest at prime rate plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount. As of March 31, 2015, the interest rate was 5.25%.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014, with the final payment due in June 2036. Certain of our deposit accounts and our subsidiary’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the lender of $1.6 million, which was recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds were used for construction of the manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of March 31, 2015, we had $1.9 million remaining in this restricted deposit account, which was recorded as restricted cash included in current assets.

We may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

We are required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the lender. We are also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the lender may declare the entire unpaid principal and interest immediately due and payable. As of March 31, 2015 and December 31, 2014, we were in breach of certain of our covenants under the loan agreement as a result of our annual and quarterly reports not being filed within the prescribed time period and our being in breach of covenants on the October 2012 and April 2013 Secured Promissory Notes described above. Effective September 30, 2015, our debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40.0 million in promissory notes in August 2015 as described below, which increased our debt while we continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, we received a waiver from the lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2015) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016). The receipt of this waiver and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured our being in breach of the covenants under the loan agreement.

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

The notes are secured by substantially all of our personal property assets. The lenders shall be entitled to have a first priority lien on our intellectual property assets, pursuant to intercreditor arrangements with certain of our existing lenders. The notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by us or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan documents, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of our outstanding voting stock and certain events in which Pamela G. Marrone Ph.D. ceases to serve as our Chief Executive Officer. Upon an event of default, the entire unpaid principal and interest may be declared immediately due and payable. As of September 30, 2015, we were in breach of our covenants under the August 2015 Senior Secured Promissory Notes as we were in breach of our covenants under our October 2012 and April 2013 Secured Promissory Notes and June 2014 Secured Promissory Note. However, this covenant breach was cured in November 2015 as we obtained an extension to deliver our annual financial statements with respect to the October 2012 and April 2013 Secured Promissory Notes and a waiver of certain of our covenants with respect to the June 2014 Secured Promissory Note as discussed above.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Unaudited)
Net cash used in operating activities	$(11,360)	$(9,882)
Net cash provided by (used in) investing activities	(1,023)	5,960
Net cash provided by (used in) financing activities	(589)	765

Net decrease in cash and cash equivalents	$(12,972)	$(3,157)

Cash Flows from Operating Activities

Net cash used in operating activities of $11.4 million during the three months ended March 31, 2015 primarily resulted from our net loss of $11.9 million, which included $0.8 million of depreciation and amortization expense, $1.1 million of share-based compensation expense and $0.1 million of non-cash interest expense. In addition, net cash used in operating activities resulted from increases in accounts receivable of $0.4 million and deferred cost of product revenues of $0.1 million, and decreases in accounts payable of $1.6 million, accrued and other liabilities of $0.6 million and deferred revenue from related parties of $0.2 million. This was offset by decreases in inventories of $0.9 million and prepaid expenses and other assets of $0.3 million, and an increase in deferred revenue of $0.3 million.

Net cash used in operating activities of $9.9 million during the three months ended March 31, 2014 primarily resulted from our net loss of $10.3 million, which included $0.5 million of depreciation and amortization expense, $1.5 million of share-based compensation expense and $0.3 million of non-cash interest expense. In addition, net cash used in operating activities resulted from increases in accounts receivable of $1.5 million, accounts receivable from related parties of $0.3 million, inventories of $0.9 million and prepaid expenses and other assets of $0.3 million, and decreases in accrued and other liabilities of $1.5 million and deferred revenue from related parties of $0.3 million. This was offset by increases of $2.7 million in accounts payable and $0.2 million in deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities of $1.0 million during the three months ended March 31, 2015 primarily resulted from $1.0 million used for the purchase of property, plant and equipment to support growth of our operations.

Net cash provided by investing activities of $6.0 million during the three months ended March 31, 2014 consisted primarily of $11.1 million in cash provided by maturities of short-term investments. This was offset by $5.0 million used for the purchase of property, plant and equipment for improvements to our manufacturing plant and $0.1 million used to purchase short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities of $0.6 million during the three months ended March 31, 2015 consisted primarily of $0.1 million in payments on our debt and $0.5 million in payments on our capital lease obligations.

Net cash provided by financing activities of $0.8 million during the three months ended March 31, 2014 consisted primarily of $0.9 million in proceeds from the exercise of stock options and common stock warrants. This was offset by $0.1 million in payments on our debt and capital lease obligations.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

	TOTAL	2015	2016-2017	2018-2019	2020 AND BEYOND
	(Unaudited)
Operating lease obligations	$4,320	$786	$1,970	$1,564	—
Debt and capital leases	23,941	14,090	778	610	8,463
Interest payments relating to debt and capital leases	7,413	1,204	1,006	935	4,268

Total	$35,674	$16,080	$3,754	$3,109	$12,731

Operating leases consist of contractual obligations from agreements for non-cancelable office space and leases used to finance the acquisition of equipment. Debt and capital equipment lease payments and the interest payments relating thereto include promissory notes and capital lease obligations in accordance with the payment terms under the agreements.

In September 2013 and then amended in April 2014, we entered into a lease agreement for approximately 27,300 square feet of office and laboratory space located in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $44,000 for the first 12 months with a 3% increase each year thereafter. Concurrent with this amendment, in April 2014, we entered into a lease agreement with an affiliate of the landlord to lease approximately 17,400 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter. In addition, we continue to lease a portion of the location of our old headquarters in Davis, California until that lease expires in October 2016. We expect to enter into agreements to sublease portions of our current and old office facilities that we are not currently utilizing. Since March 31, 2015, we have not added any additional leases that would qualify as operating leases.

In August 2015, we issued and sold to three affiliated lenders senior secured promissory notes in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I, Item 1, “Financial Information.”

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

Interest Rate Risk

We had cash and cash equivalents of $22.4 million as of March 31, 2015, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2.00%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt, including the senior secured promissory notes we issued and sold in August 2015, is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 due to material weaknesses in our internal control over financial reporting, which are disclosed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2015 due to material weaknesses in our internal control over financial reporting, which are disclosed below.

Material Weaknesses and Remediation Activities

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2015:

•	Control Environment – The control environment, which includes the Company’s Code of Conduct, is the responsibility of senior management, sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. The Audit Committee determined, based on the results of its independent investigation, that relevant information related to historical sales transactions, to which certain sales personnel were aware of, was consistently not shared with the finance department or the Company’s external auditors, certain sales personnel executed inaccurate representation letters, and certain sales personnel mischaracterized expense reports to pay for storage or freight charges associated with certain sales transactions. As a result of these findings, we determined that certain former sales personnel did not project an attitude of integrity and control consciousness, leading to insufficient attention to their responsibilities and internal controls. Further, effective mitigating controls were not in place to discourage, prevent or detect management override of internal control by certain sales personnel related to the Company’s process for recognizing revenue.

•	Revenue Recognition – The Company’s internal controls were not effectively designed to identify instances when sales personnel made unauthorized commitments with certain distributors, including “inventory protection” arrangements that would permit the distributors to return to the Company certain unsold products. In addition, controls were not in place to identify instances of management override of internal controls by sales personnel related to the recognition of sales to the Company’s distributors. Consequently, revenue for certain transactions was recognized prior to satisfaction of all required revenue recognition criteria.

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

We have developed and implemented a plan to remediate these material weaknesses, which includes, among other things:

•	We have enhanced our Code of Conduct and associated training by supplementing materials with examples of improper conduct and resulting implications to individuals as well as the Company. This training will be ongoing.

•	We have enhanced our whistleblower policy and associated training to ensure employees have the appropriate awareness of its purpose, how to access the whistleblower hotline and the Company’s anti-retaliation policy. This training will be ongoing.

•	We have enhanced our training provided to individuals in the sales organization, including those involved with executing sales transactions, on the Company’s revenue recognition policy, including illustrative examples of terms and conditions that that can have an impact on the timing of revenue recognition and the need for timely communication with the finance department. This training will be ongoing.

•	We have expanded our formal internal certification process to additional individuals in the Company, including the supply chain organization, and incorporated a more comprehensive questionnaire of circumstances, including illustrative examples, which require timely communication with the finance department.

•	We have identified customers where facts and circumstances exist that revenue recognition criteria are not satisfied at the time of title transfer and have implemented processes to determine customers’ channel inventory and have implemented internal controls related to our accounting for revenue transactions accounted for under a sell-through basis where applicable, including the performance of physical inventory observations at distributor locations and review and reconciliation of sales and inventory information provided by these customers.

•	The personnel identified as responsible for accounting improprieties are no longer employed by the Company.

With respect to the control environment and revenue recognition weaknesses, while we have implemented a plan for remediation, we are still in the process of testing and evaluating the effectiveness of the remediation measures we have taken to date. In addition, many of the remediation efforts involve continued training and communication of the enhanced policies and procedures.

Also, in connection with management’s assessment of our internal control over financial reporting, management has identified the following additional deficiency that constituted a material weakness in our internal control over financial reporting as of March 31, 2015:

•	Stock Option Grants –We determined that a deficiency exists in our governance practices related to ineffective controls over the timeliness and accuracy of documentation related to actions of our board of directors (“board”) and compensation committee specific to approving stock option grants. While no financial statement accounts or disclosures were misstated in connection with our stock option grants, the potential impact of not accurately documenting board and committee approvals could have led to a material misstatement. We are developing a plan to conduct training with our legal department and those charged with governance to ensure that board and compensation committee minutes are prepared more timely and accurately and reviewed with sufficient rigor to ensure that the minutes of actions/approvals by the board and compensation committee fully and accurately reflect the actions related to stock option grants.

As we continue to evaluate our internal control over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify the remediation plan described above. Notwithstanding the identified material weaknesses in our internal control over financial reporting, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Changes in Internal Control

Other than the remediation actions taken and the controls implemented for sell-through accounting described in this Item 4, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 3, “Legal Proceedings” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014 describes certain legal proceedings to which we are subject. There have been no material changes to the legal proceedings as disclosed in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 1A. RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors”, in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on November 10, 2015.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
President and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.1*	Offer letter, dated January 2, 2015, by and between Marrone Bio Innovations, Inc. and James Iademarco.

10.2*	Letter agreement, dated March 3, 2015, by and between Marrone Bio Innovations, Inc. and James B. Boyd. (1)

10.3*	Letter agreement, dated March 3, 2015, by and between Marrone Bio Innovations, Inc. and Linda V. Moore. (1)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K filed on November 10, 2015, and incorporated herein by reference.