Form 10-Q
period 2015-06-30
MARRONE BIO INNOVATIONS INC
filed 2015-11-10
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	JUNE 30, 2015	DECEMBER 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,196	$35,324
Restricted cash, current portion	1,856	1,856
Accounts receivable	2,951	1,787
Inventories, net	10,607	12,644
Deferred cost of product revenues, including deferred cost of product revenues to related parties of $138 and $333 as of June 30, 2015 and December 31, 2014, respectively	1,597	1,797
Prepaid expenses and other current assets	1,018	1,315

Total current assets	30,225	54,723
Property, plant and equipment, net	20,062	20,166
Restricted cash, less current portion	1,560	1,560
Other assets	695	733

Total assets	$52,542	$77,182

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,202	$5,841
Accrued liabilities	6,496	6,321
Deferred revenue, current portion	2,652	2,861
Deferred revenue from related parties	278	660
Customer refund liabilities	1,019	1,044
Capital lease obligations, current portion	1,351	1,839
Debt, current portion	12,749	12,636

Total current liabilities	27,747	31,202
Deferred revenue, less current portion	1,884	2,050
Capital lease obligations, less current portion	151	185
Debt, less current portion	9,489	9,667
Other liabilities	754	847

Total liabilities	40,025	43,951
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.00001 par value; 250,000 shares authorized, 24,465 shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid in capital	195,264	193,079
Accumulated deficit	(182,747)	(159,848)

Total stockholders’ equity	12,517	33,231

Total liabilities and stockholders’ equity	$52,542	$77,182

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Revenues:
Product	$3,091	$2,877	$4,865	$4,931
License	83	51	166	96
Related party	183	206	382	811

Total revenues	3,357	3,134	5,413	5,838
Cost of product revenues, including cost of product revenues to related parties of $113 and $130 for the three months ended
June 30, 2015 and 2014, respectively, and $195 and $291 for the six months ended June 30, 2015 and 2014, respectively	2,994	2,711	4,992	4,504

Gross profit	363	423	421	1,334
Operating Expenses:
Research, development and patent	3,328	4,264	6,750	8,561
Selling, general and administrative	7,411	5,920	15,298	12,244

Total operating expenses	10,739	10,184	22,048	20,805

Loss from operations	(10,376)	(9,761)	(21,627)	(19,471)
Other income (expense):
Interest income	6	11	15	21
Interest expense	(659)	(863)	(1,328)	(1,469)
Other income (expense), net	44	(98)	41	(107)

Total other expense, net	(609)	(950)	(1,272)	(1,555)

Loss before income taxes	(10,985)	(10,711)	(22,899)	(21,026)
Income taxes	—	—	—	—

Net loss	$(10,985)	$(10,711)	$(22,899)	$(21,026)

Basic and diluted net loss per common share	$(0.45)	$(0.52)	$(0.94)	$(1.04)

Weighted-average shares outstanding used in computing net loss per common share	24,465	20,775	24,465	20,150

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Net loss	$(10,985)	$(10,711)	$(22,899)	$(21,026)
Other comprehensive loss	—	—	—	—

Comprehensive loss	$(10,985)	$(10,711)	$(22,899)	$(21,026)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Cash flows from operating activities
Net loss	$(22,899)	$(21,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,707	1,081
Loss (gain) on disposal of equipment	(35)	85
Share-based compensation	2,185	2,722
Non-cash interest expense	265	528
Amortization of investment securities premiums/discounts, net	—	10
Net changes in operating assets and liabilities:
Accounts receivable	(1,164)	(216)
Accounts receivable from related parties	—	413
Inventories	2,037	(540)
Deferred cost of product revenues	200	(163)
Prepaid Expenses and other assets	130	(443)
Accounts payable	(2,263)	330
Accrued and other liabilities	223	(843)
Deferred revenue	(375)	177
Deferred revenue from related parties	(382)	(333)
Customer refund liabilities	(25)	1,883

Net cash used in operating activities	(20,396)	(16,335)
Cash flows from investing activities
Purchases of property, plant and equipment	(1,398)	(9,425)
Sale of property and equipment	7	—
Purchase of short-term investments	—	(49)
Maturities of short-term investments	—	13,467

Net cash provided by (used in) investing activities	(1,391)	3,993
Cash flows from financing activities
Proceeds from public offerings, net of offering costs and underwriter commissions	—	39,959
Proceeds from issuance of debt, net of financing costs	—	9,621
Proceeds from line of credit	—	4,687
Repayment of line of credit	—	(4,687)
Repayment of debt	(192)	(137)
Repayment of capital leases	(1,149)	(219)
Change in restricted cash	—	(4,885)
Proceeds from exercise of stock options	—	1,128
Proceeds from exercise of common stock warrants	—	50

Net cash provided by (used in) financing activities	(1,341)	45,517
Net increase (decrease) in cash and cash equivalents	(23,128)	33,175
Cash and cash equivalents, beginning of period	35,324	24,455

Cash and cash equivalents, end of period	$12,196	$57,630

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $4 and $648 for the six months ended June 30, 2015 and 2014, respectively	$1,069	$922

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$12	$834

Equipment acquired under capital leases	$787	$646

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of June 30, 2015, the Company had an accumulated deficit of $182,747,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. Until the completion of the initial public offering (“IPO”) in August 2013, the Company had funded operations primarily with net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of June 30, 2015, the Company had working capital of $2,478,000, including cash and cash equivalents of $12,196,000. In addition, as of June 30, 2015, the Company had debt totaling $22,238,000 for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balance would be due and payable upon demand. The Company believes that currently available resources combined with the additional $40,000,000 in proceeds raised from the issuance of senior secured promissory notes in August 2015 (see Note 10) will be sufficient to fund the Company’s cash requirements through at least June 30, 2016.

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

The accompanying financial information as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

For the three months ended June 30, 2015 and 2014, 9% and 6%, respectively, and for the six months ended June 30, 2015 and 2014, 6% and 11%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. These two product lines accounted for 92% and 98% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively, and 94% and 93% for the six months ended June 30, 2015 and 2014, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
For the three months ended June 30,
2015	34%	11%	4%
2014	37%	7%	12%
For the six months ended June 30,
2015	27%	8%	8%
2014	31%	6%	13%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either June 30, 2015 or December 31, 2014 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
June 30, 2015	46%	10%	8%	*
December 31, 2014	10%	*	37%	23%

*	Represents less than 1% of outstanding accounts receivable

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

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of June 30, 2015 and December 31, 2014, the Company recorded deferred cost of product revenues of $1,597,000 and $1,797,000, respectively, including deferred cost of product revenues to related parties of $138,000 and $333,000, respectively.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that would permit these distributors to return to the Company certain unsold products, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of June 30, 2015 and December 31, 2014, the Company

recorded current deferred product revenues of $2,600,000 and $3,190,000, respectively, including current deferred product revenues from related parties of $278,000 and $660,000, respectively. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the condensed consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the condensed consolidated balance sheets and the related cost of inventory remains in inventory in the condensed consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. For the three months ended June 30, 2015 and 2014, 58% and 51%, respectively, and for the six months ended June 30, 2015 and 2014, 48% and 51%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. For the six months ended June 30, 2015, the Company received payments totaling $750,000 under these agreements. No payments were received under these agreements for the three months ended June 30, 2015 and the three and six months ended June 30, 2014. For the three months ended June 30, 2015 and 2014, the Company recognized $83,000 and $51,000, respectively, as license revenues, excluding related party revenues. For the six months ended June 30, 2015 and 2014, the Company recognized $166,000 and $96,000, respectively, as license revenues, excluding related party revenues.

The Company has a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures Pte. LTD (Syngenta Ventures). In connection with the Company’s secondary offering in June 2014, Syngenta Ventures sold 600,000 shares of the Company’s common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the three and six months ended June 30, 2014, the Company recognized $8,000 and $332,000, respectively, of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

As of June 30, 2015, the Company recorded current and non-current deferred revenues of $331,000 and $1,884,000, respectively, related to payments received under these agreements. As of December 31, 2014, the Company recorded current and non-current deferred revenues of $331,000 and $2,050,000, respectively, related to payments received under these agreements.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended June 30, 2015 and 2014, research and development expenses totaled $3,073,000 and $4,055,000, respectively, and patent expenses totaled $255,000 and $209,000, respectively. For the six months ended June 30, 2015 and 2014, research and development expenses totaled $6,189,000 and $8,053,000, respectively, and patent expenses totaled $561,000 and $508,000, respectively.

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted net loss per share is the same for all periods presented as the effect of the potential common stock equivalents, which consist of stock options and warrants to purchase common stock, are anti-dilutive due to the Company’s net loss position. Anti-dilutive common stock equivalents are excluded from diluted net loss per share. The anti-dilutive stock options that were not included in diluted net loss per share were 2,633,000 and 2,871,000 as of June 30, 2015 and 2014, respectively. The anti-dilutive warrants to purchase common stock that were not included in diluted net loss per share were 145,000 as of both June 30, 2015 and 2014.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	JUNE 30, 2015
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,749	$3,749	$—	$—

	DECEMBER 31, 2014
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$14,746	$14,746	$—	$—

The Company’s money market funds are held at registered investment companies and as of June 30, 2015 and December 31, 2014 were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Inventories

Inventories, net consist of the following (in thousands):

	JUNE 30, 2015	DECEMBER 31, 2014
Raw materials	$5,708	$5,692
Work in progress	916	1,150
Finished goods	3,601	5,378
Finished goods held at customers	382	424

	$10,607	$12,644

As of each of June 30, 2015 and December 31, 2014, the Company had $668,000 in reserves against its inventories.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	JUNE 30, 2015	DECEMBER 31, 2014
Accrued compensation	$1,258	$1,348
Accrued expenses	4,915	4,771
Accrued warranty costs	323	202

	$6,496	$6,321

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

Balance as of December 31, 2014	$202
Warranties issued during the period	137
Settlements made during the period	(16)

Balance as of June 30, 2015	$323

6. Debt

Debt consists of the following (in thousands):

	JUNE 30, 2015	DECEMBER 31, 2014
Term Loan (“Term Loan”) bearing interest at 7.00% per annum, which is payable monthly through April 2016, collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) pledged as collateral under the Term Loan, subordinated	$116	$183
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 12.00% per annum, which are payable monthly through October 2015, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of June 30, 2015 and December 31, 2014 of $76 and $203, respectively	12,374	12,247
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of June 30, 2015) per annum, which is payable monthly through June 2036, collateralized by all of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles	9,748	9,873

Debt	22,238	22,303
Less current portion	(12,749)	(12,636)

	$9,489	$9,667

The fair value of the Company’s outstanding debt obligations as of June 30, 2015 and December 31, 2014 was $22,348,000 and $22,587,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25% for the fixed rate debt and 5.25% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

Term Loan

In March 2009, October 2010 and October 2011, the Company and Five Star Bank agreed to modify the terms of its existing revolving line of credit (“Revolver”). Under the modified terms of the Revolver, the Company’s borrowings under the Revolver were limited to 75% of qualifying accounts receivable with a maximum borrowing limit of $500,000. In March 2012, the Company entered into a change in terms agreement with the bank under which the existing Revolver was replaced by the Term Loan in the amount of $500,000 with a rate of 7% per annum, maturing April 1, 2016. The Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) have been pledged as collateral under the Term Loan. The Term Loan provides for various events of default including breach of any term, obligation, covenant or condition under any other agreement between the Company and Five Star Bank. As of June 30, 2015, the Company was in breach of its covenants under the Term Loan as the Company was in breach of its covenants under its June 2014 Secured Promissory Note. However, this breach was cured in November 2015 as a result of the Company obtaining a waiver of certain of the Company’s covenants with respect to the June 2014 Secured Promissory Note as discussed below. The Term Loan was fully paid off in August 2015.

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

As part of the terms of the October 2012 Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (“Agent Fee”). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of June 30, 2015, $603,000 of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Secured Promissory Notes discussed below, was recorded under accrued liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

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

Activity related to the October 2012 and April 2013 Secured Promissory Notes from December 31, 2014 through June 30, 2015 consisted of the following (in thousands):

	DECEMBER 31, 2014	ADDITIONS	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	JUNE 30, 2015
Principal	$12,450	$—	$—	$—	$12,450
Debt discount related to the issuance of common stock warrants (1)	(106)	—	69	—	(37)
Discount related to the $3,750,000 Notes (1)	(97)	—	58	—	(39)

	$12,247	$—	$127	$—	$12,374

(1)	The amortization of this account is included in interest expense in the condensed consolidated statements of operations and as non-cash interest expense in the condensed consolidated statements of cash flows.

As of June 30, 2015 and December 31, 2014, the Company was in breach of its covenants under the October 2012 and April 2013 Secured Promissory Notes as a result of its failure to provide annual financial statements in a timely manner and as the Company was in breach of certain of its covenants under its June 2014 Secured Promissory Note as described below. However, in November 2015, the Company received an extension from the lending agent with respect to compliance with the requirements to deliver annual financial statements to the earlier of (i) November 15, 2015 or (ii) such time such financial statements are filed with the SEC. Further, the covenant breach was cured in November 2015 as a result of obtaining this extension and the waiver of certain of the Company’s covenants with respect to the June 2014 Secured Promissory Note as described below.

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

Secured Promissory Note

On April 11, 2014, the Company entered into a $3,000,000 promissory note with Five Star Bank. On April 14, 2014, the Company entered into an agreement with the bank to modify the terms of the promissory note from a single payment loan to a revolving line of credit, which allowed the Company to borrow up to $3,000,000. On April 28, 2014, the Company entered into an agreement to modify the terms of the revolving line of credit to increase the borrowing limit up to $5,000,000. In June 2014, the $4,687,000 balance on the revolving line of credit was paid off and the line was closed when the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with the bank (“Lender”) which bears interest at prime rate (3.25% as of June 30, 2015) plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the Lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM, LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of June 30, 2015, the Company had $1,856,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

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

The Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the lender. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the lender may declare the entire unpaid principal and interest immediately due and payable. As of June 30, 2015 and December 31, 2014, the Company was in breach of certain of its covenants under the loan agreement as a result of its annual and quarterly reports not being filed within the prescribed time period and its being in breach of covenants on the October 2012 and April 2013 Secured Promissory Notes described above. Effective September 30, 2015, the Company’s debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40,000,000 in promissory notes in August 2015 as described in Note 10, which increased the Company’s debt while the Company continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, the Company received a waiver from the Lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2015) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016). The receipt of this waiver and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured the Company of being in breach of the covenants under the loan agreement.

7. Share-Based Plans

As of June 30, 2015, there were 2,633,000 options outstanding and 2,142,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended June 30, 2015 and 2014, the Company recognized share-based compensation of $1,095,000 and $1,200,000, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized share-based compensation of $2,185,000 and $2,722,000, respectively.

During the three and six months ended June 30, 2015, the Company did not grant any options and no options were exercised.

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

SEC Investigation

The Company advised the staff of the Division of Enforcement of the SEC in September 2014 that the Audit Committee of the Company’s board of directors had commenced an internal investigation. The SEC commenced a formal investigation of these matters, with which the Company is cooperating. Though the investigation continues, the Company has engaged in discussions with the Division of Enforcement staff concerning the resolution of any enforcement action that it may recommend. In accordance with ASC 450, Contingencies, the Company has accrued $1,750,000 in its condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 for its estimate of the penalties arising from such enforcement action and has estimated the range of the reasonably possible loss to be between $1,750,000 and $4,000,000.

Publicity surrounding the foregoing or any enforcement action as a result of the Division of Enforcement’s investigation, even if ultimately resolved favorably, could have an adverse impact on the Company’s reputation, business, financial position, results of operations or cash flows.

9. Related Party Transactions

Les Lyman, a member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. For the three months ended June 30, 2015 and 2014, revenue of $183,000 and $201,000, respectively, was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by The Tremont Group, Inc. during the period. For the six months ended June 30, 2015 and 2014, revenue of $382,000 and $478,000, respectively, was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by The Tremont Group, Inc. during the period. As of June 30, 2015 and December 31, 2014, the Company had no outstanding accounts receivable due from The Tremont Group, Inc. As of June 30, 2015 and December 31, 2014, the Company recorded deferred cost of product revenues of $138,000 and $333,000, respectively, and current deferred product revenues of $278,000 and $660,000, respectively, relating to product sold to The Tremont Group, Inc. where title has transferred but the criteria for revenue recognition have not been met. Although the Company anticipates sales of its products to The Tremont Group, Inc. to continue through 2015, the Company cannot estimate the amount of those sales.

The Company has a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures. In connection with the Company’s secondary offering in June 2014, Syngenta Ventures sold 600,000 shares of the Company’s common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the three and six months ended June 30, 2014, the Company recognized $8,000 and $332,000, respectively, of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

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

Our total revenues were $3.4 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively, and $5.4 million and $5.8 million for the six months ended June 30, 2015 and 2014, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia and Grandevo product lines. Various factors have impeded anticipated growth in sales of these products in recent years, and may continue to impede growth. For example, we believe adverse conditions in the U.S. agricultural industry, including low commodity prices, may have reduced demand for our products. Further delays in regulatory approvals of certain of our products in Europe and other jurisdictions may slow international growth, and any delay in a product launch that causes us to miss a growing season may require us to wait a year to enter that market. The extended drought in California and other markets has reduced demand for our products as fewer acres are planted, and certain of our strategic collaborations have not resulted in anticipated increases in sales of Regalia outside of the Unites States. Due to prioritization constraints, we have not committed resources to Zequanox sufficient to market it full-scale, and our collaboration efforts with regard to this product may not result in increased sales. In addition, the departure of our former chief operating officer and significant members of our sales staff in the third quarter of 2014 and subsequent turnover in our sales and marketing department disrupted the 2014 launch of Venerate as well as growth in sales of our other commercialized products, including Regalia and Grandevo.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to less than $0.1 million for each of the three months ended June 30, 2015 and 2014, and $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively, excluding related party revenues. We have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures Pte. LTD (Syngenta Ventures). In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the three and six months ended June 30, 2014, we recognized less than $0.1 million and $0.3 million, respectively, of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CROP PRODUCTION SERVICES	WILBUR ELLIS	HELENA CHEMICALS
For the three months ended June 30,
2015	34%	11%	4%
2014	37%	7%	12%
For the six months ended June 30,
2015	27%	8%	8%
2014	31%	6%	13%

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $3.0 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively, and $5.0 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively. Cost of product revenues included $0.1 million of cost of product revenues to related parties for each of the three months ended June 30, 2015 and 2014, and $0.2 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, which has increased in recent years, and, beginning in 2014, idle capacity at our manufacturing plant when the manufacturing plant was placed into service. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate and Zequanox and introduce new products to the market. Our cost of product revenues related to the cost of inventory has increased as a percentage of total revenues primarily due to a change in product mix, with Grandevo representing an increased percentage of total revenues as Grandevo is early in its life cycle. We expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $3.3 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively, and $6.8 million and $8.6 million for the six months ended June 30, 2015 and 2014, respectively. We have reduced the size of our research and development staff compared to prior periods and are reducing costs spent on various research and development and patent efforts as part of our efforts to streamline business operations and focus on our pipeline product priorities. However, we have made, and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $7.4 million and $5.9 million for the three months ended June 30, 2015 and 2014, respectively, and $15.3 million and $12.2 million for the six months ended June 30, 2015 and 2014, respectively. While we have reduced headcount in comparison to prior periods, in connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. We expect that in the future, our selling, general and administrative expenses will increase due to our expanded product portfolio and due to additional costs incurred related to being a public company. In addition, for the three and six months ended June 30, 2015, we incurred $2.1 million and $4.6 million, respectively, in costs related to the Audit Committee’s independent investigation and subsequent restatement of our financial statements. We expect to incur significant costs through 2015 related to the Audit Committee’s independent investigation, which commenced in September 2014, and the restatement of our financial statements. In addition, we have engaged in discussions with the SEC’s Division of Enforcement staff concerning the resolution of any enforcement action that it may recommend. Accordingly, we have accrued $1.8 million in our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 for any potential penalties arising from such enforcement action.

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

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions accounted for on a “sell-through” method, income taxes, inventory valuation and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies as described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues, not including related party revenues, constituted 92% of our total revenues for each of the three months ended June 30, 2015 and 2014, respectively, and 90% and 84% for the six months ended June 30, 2015 and 2014, respectively. Product revenues in the United States, not including related party revenues, constituted 85% and 87% of our total revenues for the three months ended June 30, 2015 and 2014, respectively, and 85% and 80% for the six months ended June 30, 2015 and 2014, respectively.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permit these distributors to return to the Company certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the condensed consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the condensed consolidated balance sheets and the related cost of inventory remains in inventory in the condensed consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. For the three months ended June 30, 2015 and 2014, 57% and 48%, respectively, and for the six months ended June 30, 2015 and 2014, 46% and 51%, respectively, of product revenues, not including related party revenues, were recognized on a sell-through basis.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the three months ended June 30, 2015 and 2014, license revenues constituted 2% of total revenues, and 3% and 2% for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, including agreements with related parties discussed below, we had received an aggregate of $3.6 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.5 million in payments due on certain anniversaries of regulatory approval and an additional $1.6 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of both product revenues and license revenues. Les Lyman, a member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In addition, we have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures. In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For each of the three months ended June 30, 2015 and 2014, related party revenues constituted 6% of total revenues, and 7% and 14% for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, 5% and 6%, respectively, and for the six months ended June 30, 2015 and 2014, 7% and 8%, respectively, of total revenues were recognized on a sell-through basis arising from sales to a related party.

Cost of Product Revenues and Gross Profit

Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third- party services related to procuring, processing, formulating, packaging and shipping our products. As we have used our Bangor, Michigan manufacturing plant to produce certain of our products, cost of product revenues includes an allocation of operating costs including direct and indirect labor, productions supplies, repairs and maintenance, depreciation, utilities and property taxes. The amount of indirect labor and overhead allocated to finished goods is determined on a basis presuming normal capacity utilization. Operating costs incurred in excess of production allocations, considered idle capacity, are expensed to cost of product revenues sold in the period incurred rather than added to the cost of the finished goods produced. Cost of product revenues may also include charges due to inventory adjustments and reserves. Gross profit is the difference between total revenues and cost of product revenues. Gross margin is gross profit expressed as a percentage of total revenues.

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

Beginning in the fourth quarter of 2014, we reduced our research and development staff and prioritized our pipeline candidates, focusing first on those that can be in the market in the next two years. We expect research, development and patent expenses to decrease in the near term as we have reduced headcount and will focus our efforts on select pipeline products. We are working to find partners to assist development of other pipeline candidates.

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

We expect our selling expenses to increase in the near-term, both in absolute dollars and as a percentage of total revenues. For the three and six months ended June 30, 2015, we incurred $2.1 million and $4.6 million, respectively, in costs related to the Audit Committee’s independent investigation and subsequent restatement of our financial statements. We will continue to incur such costs during the year ending December 31, 2015. Further, as a result of pending litigation, we also expect to incur additional costs relating to directors and officers liability insurance in future periods. In addition, we have engaged in discussions with the SEC’s Division of Enforcement staff concerning the resolution of any enforcement action that it may recommend. In accordance with ASC 450, Contingencies, we have accrued $1.8 million in our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 for our estimate of the penalties arising from such enforcement action.

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

We have also acquired equipment under capital leases which results in interest expense over the lease term. Our capital lease obligations were $1.5 million and $2.0 million as of June 30, 2015 and December 31, 2014, respectively.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2015, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Revenues:
Product	92%	92%	90%	84%
License	2	2	3	2
Related party	6	6	7	14

Total revenues	100	100	100	100
Cost of product revenues (1)	89	87	92	77

Gross profit	11	13	8	23
Operating expenses:
Research, development and patent	99	136	125	147
Selling, general and administrative	221	189	283	210

Total operating expenses	320	325	408	357

Loss from operations	(309)	(312)	(400)	(334)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(20)	(28)	(25)	(25)
Other income (expense), net	1	(3)	1	(2)

Total other expense, net	(19)	(31)	(24)	(27)

Income taxes	—	—	—	—

Net loss	(328)%	(343)%	(424)%	(361)%

(1)	Includes cost of product revenues to related parties of 3% and 4% for the three months ended June 30, 2015 and 2014, respectively, and 4% and 5% for the six months ended June 30, 2015 and 2014, respectively. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I, Item 1, “Financial Information” for further discussion.

Comparison of Three Months Ended June 30, 2015 and 2014

Product Revenues

	THREE MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Product revenues	$3,091	$2,877
% of total revenues	92%	92%

Product revenues increased by $0.2 million, or 7%, primarily due to an increase of $0.4 million in revenue recognized on a sell-through basis that was deferred from sales to distributors made in prior periods. This was offset by a decrease of $0.2 million in revenue recognized on a sell-in basis, which we believe was primarily due to changes in the timing of our customers’ orders as a result of seasonality in the agricultural industry and the impact that weather may have on the timing of the application of our products.

License Revenues

	THREE MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
License revenues	$83	$51
% of total revenues	2%	2%

License revenues increased by less than $0.1 million, or 63%, related to additional milestones that have been achieved upon which revenue is recognized over time.

Related Party Revenues

	THREE MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Related party revenues	$183	$206
% of total revenues	6%	6%

Related party revenues decreased by less than $0.1 million, or 11%, due to a decrease in revenue recognized on a sell-through basis that was deferred from sales to The Tremont Group, Inc. made in prior periods.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Cost of product revenues	$2,994	$2,711
% of total revenues	89%	87%
Gross profit	$363	$423
% of total revenues	11%	13%

Cost of product revenues increased by $0.3 million, or 10%, and gross margin decreased by $0.1 million, or 14%. Gross margins decreased from 13% to 11%. Our manufacturing plant began full-scale production in 2014, and as a result of actual utilization of the plant being less than what is considered normal capacity, $0.6 million in operating costs of the manufacturing plant were recorded to cost of product revenues for the three months ended June 30, 2015 and were not capitalized as inventory. This was offset by a decrease of $0.3 million in additional reserves for excess and obsolete inventory.

Research, Development and Patent Expenses

	THREE MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Research, development and patent	$3,328	$4,264
% of total revenues	99%	136%

Research, development and patent expenses decreased by $0.9 million, or 22%, primarily due to a decrease of $0.5 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, due to a reduction in headcount, and a decrease of $0.4 million in direct testing costs.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Selling, general and administrative	$7,411	$5,920
% of total revenues	221%	189%

Selling, general and administrative expenses increased by $1.5 million, or 25%, primarily due to an increase in outside services of $2.8 million for accounting, consulting and legal fees incurred as a result of the $2.1 million incurred relating to the Audit Committee’s independent investigation and subsequent restatement of our financial statements. This was offset by a decrease of $0.3 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, and $0.2 million in travel expenses due to a reduction in headcount, a decrease of $0.1 million in general expenses relating to a reduction of franchise taxes and printing fees and a decrease of $0.7 million in expenses associated with the manufacturing plant as a result of such expenses either being capitalized as inventory or allocated to cost of product revenues if actual utilization of the plant is less than what is considered normal capacity as we began full-scale production in 2014.

Other Expense, Net

	THREE MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Interest income	$6	$11
Interest expense	(659)	(863)
Other income (expense), net	44	(98)

Total other expense, net	$(609)	$(950)

Interest expense decreased $0.2 million, or 24%, primarily due to a decrease in interest expense recognized relating to capital leases. For the three months ended June 30, 2014, certain of our capital lease lines used for the expansion of our manufacturing plant were not yet fully utilized, and as such, the lease payments were being charged to interest expense. Other income (expense), net increased $0.1 million, or 145%, primarily as we had a gain on disposals of equipment for the three months ended June 30, 2015 as compared to a loss on disposals of equipment for the three months ended June 30, 2014. Interest income was largely unchanged.

Comparison of Six Months Ended June 30, 2015 and 2014

Product Revenues

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Product revenues	$4,865	$4,931
% of total revenues	90%	84%

Product revenues decreased by $0.1 million, or 1%, primarily due to a decrease of $0.3 million in revenue recognized on a sell-through basis that was deferred from sales to distributors made in prior periods. This was offset by an increase of $0.2 million in revenue recognized on a sell-in basis, which we believe was primarily due to changes in the timing of our customers’ orders as a result of seasonality in the agricultural industry and the impact that weather may have on the timing of the application of our products.

License Revenues

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
License revenues	$166	$96
% of total revenues	3%	2%

License revenues increased by less than $0.1 million, or 73%, related to additional milestones that have been achieved upon which revenue is recognized over time.

Related Party Revenues

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Related party revenues	$382	$811
% of total revenues	7%	14%

Related party revenues decreased by $0.4 million, or 53%, as $0.3 million was recognized during the six months ended June 30, 2014 upon the termination of one of our strategic collaboration and distribution agreements with Syngenta. Syngenta is an affiliate of a former 5% stockholder, Syngenta Ventures. In connection with the secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized subsequent to June 2014 under the remaining agreements has not been included in related party revenues. There was also a decrease of $0.1 million in revenue recognized on a sell-through basis that was deferred from sales to The Tremont Group, Inc. made in prior periods.

Cost of Product Revenues and Gross Profit

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Cost of product revenues	$4,992	$4,504
% of total revenues	92%	77%
Gross profit	$421	$1,334
% of total revenues	8%	23%

Cost of product revenues increased by $0.5 million, or 11%, and gross margin decreased by $0.9 million, or 68%. Gross margins decreased from 23% to 8%. Our manufacturing plant began full-scale production in 2014, and as a result of actual utilization of the plant being less than what is considered normal capacity, $1.2 million in operating costs of the manufacturing plant were recorded to cost of product revenues for the six months ended June 30, 2015 and were not capitalized as inventory. In addition gross margin decreased $0.3 million was as a result of license revenue recognized upon the termination of one of our agreements with Syngenta for which there was no significant corresponding cost of product revenues for the six months ended June 30, 2015. There was no similar transaction for the six months ended June 30, 2015. This was offset by a decrease of $0.3 million in additional reserves for excess and obsolete inventory.

Research, Development and Patent Expenses

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Research, development and patent	$6,750	$8,561
% of total revenues	125%	147%

Research, development and patent expenses decreased by $1.8 million, or 21%, primarily due to a decrease of $1.1 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, due to a reduction in headcount, and a decrease of $0.9 million in direct testing, field trials and lab costs. This was offset by an increase of $0.2 million in depreciation expense relating to new equipment purchased.

Selling, General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Selling, general and administrative	$15,298	$12,244
% of total revenues	283%	210%

Selling, general and administrative expenses increased by $3.0 million, or 25%, primarily due to an increase in outside services of $5.5 million for accounting, consulting and legal fees incurred as a result of the $4.6 million incurred relating to the Audit Committee’s independent investigation and subsequent restatement of our financial statements and an increase of $0.3 million in fixed expenses due to an increase in rent and directors and officers liability insurance. This was offset by a decrease of $0.8 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, and $0.3 million in travel expenses due to a reduction in headcount, and a decrease of $1.5 million in expenses associated with the manufacturing plant as a result of such expenses either being capitalized as inventory or allocated to cost of product revenues if actual utilization of the plant is less than what is considered normal capacity as we began full-scale production in 2014.

Other Expense, Net

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Dollars in thousands)
Interest income	$15	$21
Interest expense	(1,328)	(1,469)
Other income (expense), net	41	(107)

Total other expense, net	$(1,272)	$(1,555)

Interest expense decreased $0.1 million, or 10%, primarily due to a decrease in interest expense recognized relating to capital leases. For the three months ended June 30, 2014, certain of our capital lease lines used for the expansion of our manufacturing plant were not yet fully utilized, and as such, the lease payments were being charged to interest expense. This was offset by an increase in interest expense as we issued a promissory note in the amount of $10.0 million in June 2014. Other income (expense), net increased $0.1 million, or 138%, primarily as we had a gain on disposals of equipment for the six months ended June 30, 2015 as compared to a loss on disposals of equipment for the six months ended June 30, 2014. Interest income was largely unchanged.

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

Liquidity and Capital Resources

From our inception until the IPO in August 2013, our operations have been financed primarily by net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants. As of June 30, 2015, our cash and cash equivalents totaled $12.2 million. In August 2015, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. After this financing, as of September 30, 2015, our cash and cash equivalents totaled $27.8 million and we had restricted cash of $18.4 million in total relating to cash that we are contractually obligated to maintain in accordance with our debt agreements.

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

Since our inception, we have incurred significant net losses, and, as of June 30, 2015, we had an accumulated deficit of $182.7 million. We expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of testing validation, regulatory progress and commercialization events. As of June 30, 2015, we had received an aggregate of $3.6 million in payments under these agreements. In addition, there will be an additional $0.5 million in payments due on certain anniversaries of regulatory approval and an additional $1.6 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

For the six months ended June 30, 2015 and 2014, we used $1.4 million and $9.4 million, respectively, in cash to fund capital expenditures. In July 2012, we acquired a manufacturing facility, formerly used as a biodiesel plant. Repurposing of the facility was completed in 2014 and included the installation of fermentation tanks and the construction of a dedicated building to house them. In December 2013, we produced the first test batch of Grandevo at this facility and began full-scale production of our products using our own manufacturing capacity in 2014. The facility now accommodates full-scale production of Regalia and full-scale fermentation of Grandevo and Zequanox.

We had the following debt arrangements in place as of June 30, 2015, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL AMOUNT BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Term Loan (1)	7.00%	$116	Monthly/April 2016
Promissory Notes (2)	12.00%	$12,575	Monthly (4)/October 2015
Promissory Note (3)	5.25%	$9,773	Monthly/June 2036

(1)	See “—Term Loan.”
(2)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(3)	See “—June 2014 Secured Promissory Note.”
(4)	Monthly payments are interest only until maturity.

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

As of June 30, 2015 and December 31, 2014, we were in breach of our covenants under the notes as a result of our failure to provide annual financial statements in a timely manner and our being in breach of certain of our covenants on our June 2014 Secured Promissory Note as described below. However, in November 2015, we received an extension from the lending agent with respect to compliance with the requirements to deliver annual financial statements to the earlier of (i) November 15, 2015 or (ii) such time such financial statements are filed with the SEC. Further, the covenant breach was cured in November 2015 as a result of obtaining this extension and the waiver of certain of our covenants with respect to the June 2014 Secured Promissory Note as described below.

In August 2015, the terms of the notes were amended, resulting in an increase in the interest rate to 18% effective September 1, 2015 for the remaining term of the notes. We also provided a written notice in September 2015 to extend the maturity date to October 2017.

June 2014 Secured Promissory Note

In June 2014, we borrowed $10.0 million pursuant to a business loan agreement and promissory note with Five Star Bank which bears interest at prime rate plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount. As of June 30, 2015, the interest rate was 5.25%.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014, with the final payment due in June 2036. Certain of our deposit accounts and our subsidiary’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the lender of $1.6 million, which was recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds were used for construction of the manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of June 30, 2015, we had $1.9 million remaining in this restricted deposit account, which was recorded as restricted cash included in current assets.

We may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

We are required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the lender. We are also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the lender may declare the entire unpaid principal and interest immediately due and payable. As of June 30, 2015 and December 31, 2014, we were in breach of certain of our covenants under the loan agreement as a result of our annual and quarterly reports not being filed within the prescribed time period and our being in breach of covenants on the October 2012 and August 2013 Secured Promissory Notes describes above. Effective September 30, 2015, our debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40.0 million in promissory notes in August 2015 as described below, which increased our debt while we continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, we received a waiver from the lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2015) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016). The receipt of this waiver and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured our being in breach of the covenants under the loan agreement.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Unaudited)
Net cash used in operating activities	$(20,396)	$(16,335)
Net cash provided by (used in) investing activities	(1,391)	3,993
Net cash provided by (used in) financing activities	(1,341)	45,517

Net increase (decrease) in cash and cash equivalents	$(23,128)	$33,175

Cash Flows from Operating Activities

Net cash used in operating activities of $20.4 million during the six months ended June 30, 2015 primarily resulted from our net loss of $22.9 million, which included $1.7 million of depreciation and amortization expense, $2.2 million of share-based compensation expense and $0.3 million of non-cash interest expense. In addition, net cash used in operating activities resulted from an increase in accounts receivable of $1.2 million, and decreases in accounts payable of $2.3 million, deferred revenue of $0.4 million and deferred revenue from related parties of $0.4 million. This was offset by decreases in inventories of $2.0 million, deferred cost of product revenues of $0.2 million and prepaid expenses and other assets of $0.1 million, and a decrease in accrued and other liabilities of $0.2 million.

Net cash used in operating activities of $16.3 million during the six months ended June 30, 2014 primarily resulted from our net loss of $21.0 million, which included $1.1 million of depreciation and amortization expense, $2.7 million of share-based compensation expense and $0.5 million of non-cash interest expense. In addition, net cash used in operating activities resulted from increases in accounts receivable of $0.2 million, inventories of $0.5 million, deferred cost of product revenues of $0.2 million and prepaid expenses and other assets of $0.4 million, and decreases in accrued and other liabilities of $0.8 million and deferred revenue from related parties of $0.3 million. This was offset by a decrease in accounts receivable from related parties of $0.4 million, and increases in accounts payable of $0.3 million, deferred revenue of $0.2 million and customer refund liabilities of $1.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities of $1.4 million during the six months ended June 30, 2015 primarily resulted from $1.4 million used for the purchase of property, plant and equipment to support growth of our operations.

Net cash provided by investing activities of $4.0 million during the six months ended June 30, 2014 consisted primarily of $13.5 million in cash provided by maturities of short-term investments. This was offset by $9.4 million used for the purchase of property, plant and equipment for improvements to our manufacturing plant and $0.1 million used to purchase short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities of $1.3 million during the six months ended June 30, 2015 consisted primarily of $0.2 million in payments on our debt and $1.1 million in payments on our capital lease obligations.

Net cash provided by financing activities of $45.5 million during the six months ended June 30, 2014 consisted primarily of $40.0 million in proceeds from the public offering of the our common stock in June 2014, net of offering costs and underwriting commissions, $9.6 million from the issuance of a promissory note in June 2014, $4.7 million in proceeds from a line of credit and $1.2 million from the exercise of stock options and warrants. This was offset by $4.9 million of restricted cash relating to the promissory note entered into in June 2014, $4.7 million in repayments on a line of credit and $0.4 million in payments on our debt and capital lease obligations.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	TOTAL	2015	2016-2017	2018-2019	2020 AND BEYOND
	(Unaudited)
Operating lease obligations	$4,060	$526	$1,970	$1,564	—
Debt and capital leases	23,816	13,484	1,259	610	8,463
Interest payments relating to debt and capital leases	6,911	688	1,020	935	4,268

Total	$34,787	$14,698	$4,249	$3,109	$12,731

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

The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter. In addition, we continue to lease a portion of the location of our old headquarters in Davis, California until that lease expires in October 2016. We expect to enter into agreements to sublease portions of our current and old office facilities that we are not currently utilizing. Since June 30, 2015, we have not added any additional leases that would qualify as operating leases.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2015 and 2014.

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

Interest Rate Risk

We had cash and cash equivalents of $12.2 million as of June 30, 2015, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2.00%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt, including the senior secured promissory notes we issued and sold in August 2015, is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 due to material weaknesses in our internal control over financial reporting, which are disclosed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of June 30, 2015 due to material weaknesses in our internal control over financial reporting, which are disclosed below.

Material Weaknesses and Remediation Activities

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of June 30, 2015:

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

Also, in connection with management’s assessment of our internal control over financial reporting, management has identified the following additional deficiency that constituted a material weakness in our internal control over financial reporting as of June 30, 2015:

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

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
President and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements