Form 10-Q
period 2015-09-30
MARRONE BIO INNOVATIONS INC
filed 2015-11-16
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 9, 2015
Common Stock, $0.00001 par value	24,464,582

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,837	$35,324
Restricted cash, current portion	1,856	1,856
Accounts receivable	1,389	1,787
Inventories, net	9,770	12,644
Deferred cost of product revenues, including deferred cost of product revenues to related parties of $85 and $333 as of September 30, 2015 and December 31, 2014, respectively	1,148	1,797
Prepaid expenses and other current assets	1,376	1,315

Total current assets	43,376	54,723
Property, plant and equipment, net	19,253	20,166
Restricted cash, less current portion	16,560	1,560
Other assets	917	733

Total assets	$80,106	$77,182

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,041	$5,841
Accrued liabilities	6,537	6,321
Accrued interest due to related parties	368	—
Deferred revenue, current portion	2,151	2,861
Deferred revenue from related parties	181	660
Customer refund liabilities	—	1,044
Capital lease obligations, current portion	975	1,839
Debt, current portion	259	12,636

Total current liabilities	11,512	31,202
Deferred revenue, less current portion	1,808	2,050
Capital lease obligations, less current portion	30	185
Debt, less current portion	21,844	9,667
Debt due to related parties	35,515	—
Other liabilities	1,334	847

Total liabilities	72,043	43,951
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.00001 par value; 250,000 shares authorized, 24,465 shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid in capital	200,609	193,079
Accumulated deficit	(192,546)	(159,848)

Total stockholders’ equity	8,063	33,231

Total liabilities and stockholders’ equity	$80,106	$77,182

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Revenues:
Product	$2,295	$1,881	$7,160	$6,812
License	83	65	249	161
Related party	97	254	479	1,065

Total revenues	2,475	2,200	7,888	8,038
Cost of product revenues, including cost of product revenues to related parties of $53 and $230 for the three months ended September 30, 2015 and 2014, respectively, and $248 and $521 for the nine months ended September 30, 2015 and 2014, respectively	2,340	3,502	7,332	8,006

Gross profit (loss)	135	(1,302)	556	32
Operating expenses:
Research, development and patent	3,442	4,817	10,192	13,378
Selling, general and administrative	5,317	7,394	20,615	19,638

Total operating expenses	8,759	12,211	30,807	33,016

Loss from operations	(8,624)	(13,513)	(30,251)	(32,984)
Other income (expense):
Interest income	14	21	29	42
Interest expense	(687)	(769)	(2,015)	(2,238)
Interest expense to related parties	(501)	—	(501)	—
Other income (expense), net	(1)	(139)	40	(246)

Total other expense, net	(1,175)	(887)	(2,447)	(2,442)

Loss before income taxes	(9,799)	(14,400)	(32,698)	(35,426)
Income taxes	—	—	—	—

Net loss	$(9,799)	$(14,400)	$(32,698)	$(35,426)

Basic and diluted net loss per common share	$(0.40)	$(0.59)	$(1.34)	$(1.64)

Weighted-average shares outstanding used in computing net loss per common share	24,465	24,421	24,465	21,589

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Net loss	$(9,799)	$(14,400)	$(32,698)	$(35,426)
Other comprehensive loss	—	—	—	—

Comprehensive loss	$(9,799)	$(14,400)	$(32,698)	$(35,426)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash flows from operating activities
Net loss	$(32,698)	$(35,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,616	1,829
Loss (gain) on disposal of equipment	(35)	209
Share-based compensation	2,921	3,631
Non-cash interest expense	500	646
Amortization of investment securities premiums/discounts, net	—	10
Net changes in operating assets and liabilities:
Accounts receivable	398	1,149
Accounts receivable from related parties	—	741
Inventories	2,874	(447)
Deferred cost of product revenues	649	1,078
Prepaid expenses and other assets	(194)	(712)
Accounts payable	(4,426)	(1,172)
Accrued and other liabilities	823	1,705
Accrued interest due to related parties	368	—
Deferred revenue	(952)	(760)
Deferred revenue from related parties	(479)	(587)
Customer refund liabilities	(1,044)	1,025

Net cash used in operating activities	(28,679)	(27,081)
Cash flows from investing activities
Purchases of property, plant and equipment	(1,496)	(11,329)
Sale of property and equipment	7	6
Purchase of short-term investments	—	(49)
Maturities of short-term investments	—	13,716

Net cash provided by (used in) investing activities	(1,489)	2,344
Cash flows from financing activities
Proceeds from public offerings, net of offering costs and underwriter commissions	—	39,949
Proceeds from issuance of debt due to related parties, net of financing costs	39,698	—
Proceeds from issuance of debt, net of financing costs	—	9,696
Proceeds from line of credit	—	4,687
Repayment of line of credit	—	(4,687)
Repayment of debt	(371)	(271)
Repayment of capital leases	(1,646)	(745)
Change in restricted cash	(15,000)	(3,416)
Proceeds from exercise of stock options	—	1,300
Proceeds from exercise of common stock warrants	—	50

Net cash provided by financing activities	22,681	46,563
Net increase (decrease) in cash and cash equivalents	(7,487)	21,826
Cash and cash equivalents, beginning of period	35,324	24,455

Cash and cash equivalents, end of period	$27,837	$46,281

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $4 and $651 for the nine months ended September 30, 2015 and 2014, respectively	$1,593	$1,573

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$14	$249

Equipment acquired under capital leases	$787	$834

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

1. Summary of Business, and Liquidity

Marrone Bio Innovations, Inc. (“Company”), formerly Marrone Organic Innovations, Inc., was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. The Company makes bio-based pest management and plant health products. The Company targets the major markets that use conventional chemical pesticides, including certain agricultural and water markets where its bio-based products are used as alternatives for, or mixed with, conventional chemical pesticides. The Company also targets new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. The Company delivers EPA-approved and registered biopesticide products and other bio-based products that address the global demand for effective, safe and environmentally responsible products.

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of September 30, 2015, the Company had an accumulated deficit of $192,546,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. Until the completion of the initial public offering (“IPO”) in August 2013, the Company had funded operations primarily with net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of September 30, 2015, the Company had working capital of $31,864,000, including cash and cash equivalents of $27,837,000. In addition, as of September 30, 2015, the Company had debt and debt due to related parties of $22,103,000 and $35,515,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. In addition, as of September 30, 2015, the Company had a total of $18,416,000 of restricted cash relating to these debt agreements. The Company believes that its currently available resources will be sufficient to fund the Company’s cash requirements through at least September 30, 2016.

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

Although the Company recognizes that it will likely need to raise additional funds in the future, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will not be unfavorable. Any future equity financing may result in dilution to existing shareholders and any debt financing may include additional restrictive covenants. Any failure to obtain additional financing or not to achieve the revenue growth necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives. In addition, any future breach of covenants included in the Company’s debt agreements which could result in the lenders demanding payment of the unpaid principal and interest balances will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings.

2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial information as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain on deposit at a bank in accordance with the promissory note entered into in June 2014 and the promissory notes entered into in August 2015. See Notes 6 and 9 for further discussion.

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

For the three months ended September 30, 2015 and 2014, 7% and 9%, respectively, and for the nine months ended September 30, 2015 and 2014, 6% and 11%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. These two product lines accounted for 84% and 95% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively, and 91% and 93% for the nine months ended September 30, 2015 and 2014, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C (1)	CUSTOMER D
For the three months ended September 30,
2015	41%	13%	4%	3%
2014	34%	0%	12%	16%
For the nine months ended September 30,
2015	32%	5%	6%	6%
2014	32%	1%	9%	14%

(1)	Represents revenues from related parties. See Note 9 for further discussion.

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either September 30, 2015 or December 31, 2014 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E	CUSTOMER F
September 30, 2015	32%	15%	13%	13%	12%	0%
December 31, 2014	10%	37%	0%	0%	0%	23%

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

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of September 30, 2015 and December 31, 2014, the Company recorded deferred cost of product revenues of $1,148,000 and $1,797,000, respectively, including deferred cost of product revenues to related parties of $85,000 and $333,000, respectively.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that would permit these distributors to return to the Company certain unsold products, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of September 30, 2015 and December 31, 2014, the Company recorded current deferred product revenues of $2,008,000 and $3,190,000, respectively, including current deferred product revenues from related parties of $181,000 and $660,000, respectively. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the condensed consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the condensed consolidated balance sheets and the related cost of inventory remains in inventory in the condensed consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. For the three months ended September 30, 2015 and 2014, 67% and 65%, respectively, and for the nine months ended September 30, 2015 and 2014, 54% and 55%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. For the nine months ended September 30, 2015, the Company received payments totaling $750,000 under these agreements. No payments were received under these agreements for the three months ended September 30, 2015 and the three and nine months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, the Company recognized $83,000 and $65,000, respectively, as license revenues, excluding related party revenues. For the nine months ended September 30, 2015 and 2014, the Company recognized $249,000 and $161,000, respectively, as license revenues, excluding related party revenues.

The Company has a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures Pte. LTD (“Syngenta Ventures”). In connection with the Company’s secondary offering in June 2014, Syngenta Ventures sold 600,000 shares of the Company’s common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the nine months ended September 30, 2014, the Company recognized $333,000 of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

As of September 30, 2015, the Company recorded current and non-current deferred revenues of $324,000 and $1,808,000, respectively, related to payments received under these agreements. As of December 31, 2014, the Company recorded current and non-current deferred revenues of $331,000 and $2,050,000, respectively, related to payments received under these agreements.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended September 30, 2015 and 2014, research and development expenses totaled $3,206,000 and $4,445,000, respectively, and patent expenses totaled $236,000 and $372,000, respectively. For the nine months ended September 30, 2015 and 2014, research and development expenses totaled $9,395,000 and $12,499,000, respectively, and patent expenses totaled $797,000 and $879,000, respectively.

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted net loss per share is the same for all periods presented as the effect of the potential common stock equivalents, which consist of stock options and warrants to purchase common stock, are anti-dilutive due to the Company’s net loss position. Anti-dilutive common stock equivalents are excluded from diluted net loss per share. The anti-dilutive stock options that were not included in diluted net loss per share were 2,398,000 and 2,903,000 as of September 30, 2015 and 2014, respectively. The anti-dilutive warrants to purchase common stock that were not included in diluted net loss per share were 4,145,000 and 145,000 as of September 30, 2015 and 2014, respectively.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt and debt due to related parties in the condensed consolidated balance sheets. The Company is not planning to early adopt ASU 2015-03 and does not anticipate that the adoption of ASU 2015-03 will materially impact its condensed consolidated financial statements.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	SEPTEMBER 30, 2015
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,749	$3,749	$—	$—

	DECEMBER 31, 2014
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$14,746	$14,746	$—	$—

The Company’s money market funds are held at registered investment companies and as of September 30, 2015 and December 31, 2014 were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Inventories

Inventories, net consist of the following (in thousands):

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Raw materials	$5,632	$5,692
Work in progress	765	1,150
Finished goods	3,373	5,378
Finished goods held at customers	—	424

	$9,770	$12,644

As of September 30, 2015 and December 31, 2014, the Company had $583,000 and $668,000, respectively, in reserves against its inventories.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Accrued compensation	$1,120	$1,348
Accrued severance	487	—
Accrued warranty costs	326	202
Accrued expenses, other	4,604	4,771

	$6,537	$6,321

On January 14, 2015, James Iademarco was appointed as the Company’s President and Chief Operating Officer, effective January 14, 2015. On August 20, 2015, the Company entered into a separation agreement with Mr. Iademarco whereby he resigned effective August 31, 2015, but agreed to remain available to advise the Company in a consulting capacity for an additional period of up to 90 days to assist with the transition of various pending matters. Pursuant to the separation agreement, Mr. Iademarco is entitled to receive, among other things, an amount equal to one-twelfth of his prior base salary of $290,000 on or before the 15th day of each of the twelve months following August 31, 2015 and certain premium payments for health and vision insurance coverage, in partial consideration for Mr. Iademarco granting the Company a general release of liability and claims. During the three months ended September 30, 2015, the Company recorded severance expenses in the amount of $313,000 to selling, general and administrative expenses based on the terms of Mr. Iademarco’s separation agreement, of which $287,000 was accrued as of September 30, 2015.

In addition, during the three months ended September 30, 2015, the Company reduced overall headcount as part of its measures to streamline business operations, reduce operating expenses and conserve cash. During the three months ended September 30, 2015, the Company recorded severance expenses in the amount of $180,000 to research, development and patent expenses and $115,000 to selling, general and administrative expenses based on the terms of the employees’ separation agreements, of which $200,000 was accrued as of September 30, 2015.

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

Balance as of December 31, 2014	$202
Warranties issued during the period	159
Settlements made during the period	(35)

Balance as of September 30, 2015	$326

6. Debt

Debt including debt due to related parties consists of the following (in thousands):

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Term Loan (“Term Loan”) bearing interest at 7.00% per annum, which is payable monthly through April 2016, collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property). The Term Loan was repaid in August 2015.	$—	$183
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 18.00% per annum, which are payable monthly through October 2017, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of September 30, 2015 and December 31, 2014 of $32 and $203, respectively	12,418	12,247
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of September 30, 2015) per annum, which is payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles	9,685	9,873
Senior secured promissory notes due to related parties (August 2015 Senior Secured Promissory Notes) bearing interest at 8.00% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized debt discount at September 30, 2015 of $4,485 (see Note 9)	35,515	—

Debt, including debt due to related parties	57,618	22,303
Less debt due to related parties	(35,515)	—
Less current portion	(259)	(12,636)

	$21,844	$9,667

The fair value of the Company’s outstanding debt obligations as of September 30, 2015 and December 31, 2014 was $23,689,000 and $22,587,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25% for the fixed rate debt and 5.25% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

Term Loan

In March 2009, October 2010 and October 2011, the Company and Five Star Bank agreed to modify the terms of its existing revolving line of credit (“Revolver”). Under the modified terms of the Revolver, the Company’s borrowings under the Revolver were limited to 75% of qualifying accounts receivable with a maximum borrowing limit of $500,000. In March 2012, the Company entered into a change in terms agreement with the bank under which the existing Revolver was replaced by the Term Loan in the amount of $500,000 bearing interest at a rate of 7% per annum, maturing April 1, 2016. The Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property) have been pledged as collateral under the Term Loan. The Term Loan was fully paid off in August 2015.

Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. The October 2012 Secured Promissory Notes have an initial term of three years and can be extended for an additional two years in one year increments at the option of the Company. During the initial three-year term, the October 2012 Secured Promissory Notes bear interest at 12% per annum. If the term of the October 2012 Secured Promissory Notes is extended an additional year, the interest rate is 13% during the fourth year. If the term of the October 2012 Secured Promissory Notes is extended for an additional two years, the interest rate is 14% during the fifth year. Interest on the October 2012 Secured Promissory Notes is payable monthly through the initial maturity date of the loan, which is October 2, 2015, or through any extension period. The principal and all unpaid interest are due on the maturity date, as may be extended. In August 2015, the terms of the October 2012 Secured Promissory Notes were amended, resulting in an increase in the interest rate to 18% effective September 1, 2015 for the remaining term of these notes. The Company also provided a written notice in September 2015 to extend the maturity date to October 2, 2017. The amendments were accounted for as a modification of the loan agreement with the effective interest rate adjusted prospectively from the amendment date.

As part of the terms of the October 2012 Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (“Agent Fee”). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. Since the maturity date was extended two years in September 2015 the agent fee will be 7% of the funded principal amount. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of September 30, 2015, $624,000 of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

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

The October 2012 Secured Promissory Notes contain certain covenant requirements, which include a requirement to maintain a minimum cash balance of the lesser of the April 2012 Note indebtedness or $5,000,000. As the April 2012 Note was fully paid off in January 2013, the Company no longer has a minimum cash balance requirement under the October 2012 Secured Promissory Notes. The Company is also precluded from adding additional debt without lender approval but allowance is made if such debt is subordinated to the October 2012 Secured Promissory Notes or if such additional debt is not more than $2,000,000 in the aggregate. In the event of default on the October 2012 Secured Promissory Notes, the lenders may declare the entire unpaid principal and interest immediately due and payable.

On April 10, 2013 (“Conversion Date”), the Company entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of $1,250,000 of the total principal balance of the October 2012 Subordinated Convertible Note described below (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The accrued interest of $74,000 for the partially converted October 2012 Subordinated Convertible Note as of the Conversion Date shall be repaid or converted on the applicable maturity date of the October 2012 Subordinated Convertible Note.

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

The debt holder who converted $1,250,000 principal balance of the October 2012 Subordinated Convertible Note (with a fair value of $1,360,000 on the date of conversion) also loaned an additional $2,500,000 in cash as part of the April 2013 Secured Promissory Notes (collectively, the “$3,750,000 Notes”). The Company accounted for the conversion as an extinguishment of debt in accordance with ASC 470-50-40, Modifications and Extinguishments. The $1,360,000 fair value of the partially converted October 2012 Subordinated Convertible Note on the Conversion Date was derecognized and the fair value of the $3,750,000 Notes with the portion of the fair value of the Additional Common Stock Warrants issued to this debt holder on the date of issuance was recorded. The Company recorded the $49,000 excess of the total fair value of the $3,750,000 Notes and the related Additional Common Stock Warrants on the issuance date over total consideration received as a gain on extinguishment of debt in the condensed consolidated statements of operations for the year ended December 31, 2013.

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

Activity related to the October 2012 and April 2013 Secured Promissory Notes from December 31, 2014 through September 30, 2015 consisted of the following (in thousands):

	DECEMBER 31, 2014	ADDITIONS	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	SEPTEMBER 30, 2015
Principal	$12,450	$—	$—	$—	$12,450
Debt discount related to the issuance of common stock warrants (1)	(106)	—	93	—	(13)
Discount related to the $3,750,000 Notes (1)	(97)	—	78	—	(19)

	$12,247	$—	$171	$—	$12,418

(1)	The amortization of this account is included in interest expense in the condensed consolidated statements of operations and as non-cash interest expense in the condensed consolidated statements of cash flows.

As of September 30, 2015 and December 31, 2014, the Company was in breach of its covenants under the October 2012 and April 2013 Secured Promissory Notes as a result of its failure to provide annual financial statements in a timely manner and as the Company was in breach of certain of its covenants under its June 2014 Secured Promissory Note as described below. However, in November 2015, the Company received an extension from the lending agent with respect to compliance with the requirements to deliver annual financial statements to the earlier of (i) November 15, 2015 or (ii) such time such financial statements are filed with the SEC. Further, the covenant breach was cured in November 2015 as a result of obtaining this extension and the waiver of certain of the Company’s covenants with respect to the June 2014 Secured Promissory Note as described below.

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

Secured Promissory Note

On April 11, 2014, the Company entered into a $3,000,000 promissory note with Five Star Bank. On April 14, 2014, the Company entered into an agreement with the bank to modify the terms of the promissory note from a single payment loan to a revolving line of credit, which allowed the Company to borrow up to $3,000,000. On April 28, 2014, the Company entered into an agreement to modify the terms of the revolving line of credit to increase the borrowing limit up to $5,000,000. In June 2014, the $4,687,000 balance on the revolving line of credit was paid off and the line was closed when the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with the bank (“Lender”) which bears interest at prime rate (3.25% as of September 30, 2015) plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the Lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM, LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of September 30, 2015, the Company had $1,856,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

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

The Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the lender. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the lender may declare the entire unpaid principal and interest immediately due and payable. As of September 30, 2015 and December 31, 2014, the Company was in breach of certain of its covenants under the loan agreement as a result of its annual and quarterly reports not being filed within the prescribed time period and its being in breach of covenants on the October 2012 and April 2013 Secured Promissory Notes described above. In addition, effective September 30, 2015, the Company’s debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40,000,000 in promissory notes in August 2015 as described in Note 9, which increased the Company’s debt while the Company continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, the Company received a waiver from the Lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2015) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016). The receipt of this waiver and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured the Company of being in breach of the covenants under the loan agreement.

7. Share-Based Plans

As of September 30, 2015, there were 2,398,000 options outstanding and 2,393,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended September 30, 2015 and 2014, the Company recognized share-based compensation of $736,000 and $909,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized share-based compensation of $2,921,000 and $3,631,000, respectively.

During the three and nine months ended September 30, 2015, the Company did not grant any options and no options were exercised.

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

SEC Investigation

The Company advised the staff of the Division of Enforcement of the SEC in September 2014 that the Audit Committee of the Company’s board of directors had commenced an internal investigation. The SEC commenced a formal investigation of these matters, with which the Company is cooperating. Though the investigation continues, the Company has engaged in discussions with the Division of Enforcement staff concerning the resolution of any enforcement action that it may recommend. In accordance with ASC 450, Contingencies, the Company has accrued $1,750,000 in its condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 for its estimate of the penalties arising from such enforcement action and has estimated the range of the reasonably possible loss to be between $1,750,000 and $4,000,000.

Publicity surrounding the foregoing or any enforcement action as a result of the Division of Enforcement’s investigation, even if ultimately resolved favorably, could have an adverse impact on the Company’s reputation, business, financial position, results of operations or cash flows.

9. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a 5% stockholder. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. Debt due to related parties as of September 30, 2015 was $35,515,000, net of unamortized debt discount of $4,485,000. The fair value of the Company’s debt due to related parties was $35,789,000 as of September 30, 2015, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25%, and is classified as Level 3 within the fair value hierarchy. Accrued interest due to related parties as of September 30, 2015 was $368,000.

The August 2015 Senior Secured Promissory Notes contain customary covenants, in addition to the obligation to maintain cash and cash equivalents of at least $15,000,000, which is recorded as restricted cash included in non-current assets.

In addition, the Company incurred an additional $302,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

The August 2015 Senior Secured Promissory Notes are secured by substantially all the Company’s personal property assets. The agent, acting on behalf of the lenders, shall be entitled to have a first priority lien on the Company’s intellectual property assets, pursuant to intercreditor arrangements with certain of the Company’s existing lenders.

In connection with the August 2015 Senior Secured Promissory Notes, the Company issued warrants (“August 2015 Warrants”) to purchase 4,000,000 shares of common stock of the Company. The August 2015 Warrants are immediately exercisable at an exercise price of $1.91 per share and may be exercised at a holder’s option at any time on or before August 20, 2023 (subject to certain exceptions). The fair value of the August 2015 Warrants at the date of issuance of $4,610,000 was recorded as a discount to the August 2015 Senior Secured Promissory Notes as a component of non-current other liabilities and is being amortized to interest expense over the term of the arrangement.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of September 30, 2015, the Company was in breach of its covenants under the August 2015 Senior Secured Promissory Notes as the Company was in breach of its covenants under its October 2012 and April 2013 Secured Promissory Notes and June 2014 Secured Promissory Note. However, this covenant breach was cured in November 2015 as a result of the Company obtaining an extension to deliver its annual financial statements with respect to the October 2012 and April 2013 Secured Promissory Notes and the waiver of certain of the Company’s covenants with respect to the June 2014 Secured Promissory Note. See Note 6 for further discussion.

The Tremont Group, Inc.

Les Lyman, a member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. For the three months ended September 30, 2015 and 2014, revenue of $97,000 and $254,000, respectively, was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by The Tremont Group, Inc. during the period. For the nine months ended September 30, 2015 and 2014, revenue of $479,000 and $732,000, respectively, was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by The Tremont Group, Inc. during the period. As of September 30, 2015 and December 31, 2014, the Company had no outstanding accounts receivable due from The Tremont Group, Inc. As of September 30, 2015 and December 31, 2014, the Company recorded deferred cost of product revenues of $85,000 and $333,000, respectively, and current deferred product revenues of $181,000 and $660,000, respectively, relating to product sold to The Tremont Group, Inc. where title has transferred but the criteria for revenue recognition have not been met. Although the Company anticipates sales of its products to The Tremont Group, Inc. to continue through 2015, the Company cannot estimate the amount of those sales.

Syngenta

The Company has a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures. In connection with the Company’s secondary offering in June 2014, Syngenta Ventures sold 600,000 shares of the Company’s common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the nine months ended September 30, 2014, the Company recognized $333,000 of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—“Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

Overview

We make bio-based pest management and plant health products. Bio-based products are comprised of naturally occurring microorganisms, such as bacteria and fungi, and plant extracts. Our current products target the major markets that use conventional chemical pesticides, including certain agricultural and water markets, where our bio-based products are used as alternatives for, or mixed with, conventional chemical products. We also target new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. We believe our current portfolio of EPA-approved and registered “biopesticide” products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products to control pests, increase crop yields and reduce crop stress.

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

Although we have historically sold a significant majority of our products in the United States, expanding our international presence and commercialization is an important component of our growth strategy. Regalia is currently available in select international markets under distribution agreements with major agrichemical companies. Going forward, our plan is to focus on key countries and regions with the largest and fastest growing biopesticide and plant health product markets for specialty crops and selected row crops. We intend to work with regional distributors and distributors in key countries who have brand recognition and established customer bases and who can conduct field trials and grower demonstrations and lead or assist in regulatory processes and market development.

We currently market our water treatment product, Zequanox, through our sales and technical workforce to a selected group of U.S. power and industrial companies. Due to prioritization constraints, we have not committed resources to Zequanox sufficient to market it full-scale. However, we are seeking sales and distribution partners for in-pipe and open water uses, and are currently in discussions with large water treatment companies to further develop Zequanox and expand it commercially. In addition, we continue to work with state, federal and bi-national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. Sales of Zequanox have also remained lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis) and the unique nature of the treatment approach for each customer based on the extent of the infestation and the design of the facility.

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

Our total revenues were $2.5 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $7.9 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia and Grandevo product lines. Various factors have impeded anticipated growth in sales of these products in recent years, and may continue to impede growth. For example, we believe adverse conditions in the U.S. agricultural industry, including low commodity prices, may have reduced demand for our products. Further delays in regulatory approvals of certain of our products in Europe and other jurisdictions may slow international growth, and any delay in a product launch that causes us to miss a growing season may require us to wait a year to enter that market. The extended drought in California and other markets has reduced demand for our products as fewer acres are planted, and certain of our strategic collaborations have not resulted in anticipated increases in sales of Regalia outside of the Unites States. Due to prioritization constraints, we have not committed resources to Zequanox sufficient to market it full-scale, and our collaboration efforts with regard to this product may not result in increased sales. In addition, the departure of our former Chief Operating Officer and significant members of our sales staff in the third quarter of 2014, and subsequent turnover in our sales and marketing department, disrupted the 2014 launch of Venerate as well as growth in sales of our other commercialized products, including Regalia and Grandevo.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to less than $0.1 million for each of the three months ended September 30, 2015 and 2014, and $0.2 million for each of the nine months ended September 30, 2015 and 2014, excluding related party revenues. We have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures Pte. LTD (Syngenta Ventures). In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the nine months ended September 30, 2014, we recognized $0.3 million of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CROP PRODUCTION SERVICES	WINFIELD SOLUTIONS	THE TREMONT GROUP (1)	HELENA CHEMICALS
For the three months ended September 30,
2015	41%	13%	4%	3%
2014	34%	0%	12%	16%
For the nine months ended September 30,
2015	32%	5%	6%	6%
2014	32%	1%	9%	14%

(1)	Represents revenues from related parties. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1—“Financial Information” for further discussion.

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $2.3 million and $3.5 million for the three months ended September 30, 2015 and 2014, respectively, and $7.3 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively. Cost of product revenues included $0.1 million and $0.2 million of cost of product revenues to related parties for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, which has increased in recent years, and, beginning in 2014, idle capacity at our manufacturing plant when the manufacturing plant was placed into service. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate and Zequanox and introduce new products to the market. Our cost of product revenues related to the cost of inventory has increased as a percentage of total revenues primarily due to a change in product mix, with Grandevo representing an increased percentage of total revenues as Grandevo is early in its life cycle. We expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $3.4 million and $4.8 million for the three months ended September 30, 2015 and 2014, respectively, and $10.2 million and $13.4 million for the nine months ended September 30, 2015 and 2014, respectively. We have reduced the size of our research and development staff compared to prior periods and are reducing costs spent on various research and development and patent efforts as part of our efforts to streamline business operations and focus on our pipeline product priorities. However, we have made, and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $5.3 million and $7.4 million for the three months ended September 30, 2015 and 2014, respectively, and $20.6 million and $19.6 million for the nine months ended September 30, 2015 and 2014, respectively. While we have reduced headcount in comparison to prior periods, in connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. We expect that in the future, our selling, general and administrative expenses will increase due to our expanded product portfolio and due to additional costs incurred related to being a public company. In addition, for the three and nine months ended September 30, 2015, we incurred $0.9 million and $5.5 million, respectively, and for the three and nine months ended September 30, 2014, we incurred $1.1 million in costs related to the Audit Committee’s independent investigation, which commenced in September 2014, and subsequent restatement of our financial statements. We expect to incur significant costs through 2015 related to the Audit Committee’s independent investigation and the restatement of our financial statements. In addition, we have engaged in discussions with the SEC’s Division of Enforcement staff concerning the resolution of any enforcement action that it may recommend. Accordingly, we have recorded expenses of $1.8 million in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

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

In August 2015, we issued and sold to three affiliated lenders, in a private placement, senior secured promissory notes in the aggregate principal amount of $40.0 million and warrants to purchase up to 4.0 million shares of our common stock for aggregate consideration of $40.0 million.

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

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions accounted for on a “sell-through” method, inventory valuation, and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies as described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues, not including related party revenues, constituted 93% and 86% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 91% and 85% for the nine months ended September 30, 2015 and 2014, respectively. Product revenues in the United States, not including related party revenues, constituted 88% and 77% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 86% and 79% for the nine months ended September 30, 2015 and 2014, respectively.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permit these distributors to return to the Company certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the condensed consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the condensed consolidated balance sheets and the related cost of inventory remains in inventory in the condensed consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. For the three months ended September 30, 2015 and 2014, 68% and 62%, respectively, and for the nine months ended September 30, 2015 and 2014, 53% and 54%, respectively, of product revenues, not including related party revenues, were recognized on a sell-through basis.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the three months ended September 30, 2015 and 2014, license revenues constituted 3% of total revenues, and 3% and 2% for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, including agreements with related parties discussed below, we had received an aggregate of $3.6 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.5 million in payments due on certain anniversaries of regulatory approval and an additional $1.6 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of both product revenues and license revenues. Les Lyman, a member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In addition, we have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former 5% stockholder, Syngenta Ventures. In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the three months ended September 30, 2015 and 2014, related party revenues constituted 4% and 11% of total revenues, respectively, and 6% and 13% for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, 4% and 12%, respectively, and for the nine months ended September 30, 2015 and 2014, 6% and 9%, respectively, of total revenues were recognized on a sell-through basis arising from sales to a related party.

Cost of Product Revenues and Gross Profit (Loss)

Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third-party services related to procuring, processing, formulating, packaging and shipping our products. As we have used our Bangor, Michigan manufacturing plant to produce certain of our products, cost of product revenues includes an allocation of operating costs including direct and indirect labor, productions supplies, repairs and maintenance, depreciation, utilities and property taxes. The amount of indirect labor and overhead allocated to finished goods is determined on a basis presuming normal capacity utilization. Operating costs incurred in excess of production allocations, considered idle capacity, are expensed to cost of product revenues in the period incurred rather than added to the cost of the finished goods produced. Cost of product revenues may also include charges due to inventory adjustments and reserves. Gross profit (loss) is the difference between total revenues and cost of product revenues. Gross margin is gross profit (loss) expressed as a percentage of total revenues.

We have entered into in-license technology agreements with respect to the use and commercialization of our three commercially available product lines, including Regalia, Grandevo and Zequanox, and certain products under development.

Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. In addition, costs associated with license revenues have been included in cost of product revenues as they have not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The patents for Regalia and Zequanox will expire in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. There is, however, a pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Grandevo and Zequanox, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

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

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014. We continue to use third party manufacturers for Venerate and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility when sales volumes recover enough to reduce overhead and idle capacity charges from our facility.

Research, Development and Patent

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent staff in support of product discovery and development activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs.

Beginning in the fourth quarter of 2014, we reduced our research and development staff and prioritized our pipeline candidates, focusing first on those that can be in the market in the next two years. We expect research, development and patent expenses to decrease in the near term as we have reduced headcount and will focus our efforts on select pipeline products. We are working to find partners to assist with the development of other pipeline candidates.

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

We expect our selling expenses to increase in the near-term, both in absolute dollars and as a percentage of total revenues. For the three and nine months ended September 30, 2015, we incurred $0.9 million and $5.5 million, respectively, and for the three and nine months ended September 30, 2014 we incurred $1.1 million in costs related to the Audit Committee’s independent investigation and subsequent restatement of our financial statements. We will continue to incur such costs during the year ending December 31, 2015. Further, as a result of pending litigation, we also expect to incur additional costs relating to directors and officers liability insurance in future periods. In addition, we have engaged in discussions with the SEC’s Division of Enforcement staff concerning the resolution of any enforcement action that it may recommend. In accordance with ASC 450, Contingencies, we recorded expenses of $1.8 million in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

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

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In August 2015, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million with a fixed interest rate and warrants to purchase up to 4.0 million shares of our common stock for aggregate consideration of $40.0 million. Accordingly, interest expense will increase as a result of the additional debt outstanding. In connection with the aforementioned transaction, in August 2015, we amended the October 2012 and April 2013 Secured Promissory Notes. As a result of the amendment, interest on the loans was accrued at a rate of 12% per annum until September 1, 2015, and thereafter is accrued at a rate of 18% per annum. Accordingly, interest expense will increase as a result of the higher interest rate.

We have also acquired equipment under capital leases which results in interest expense over the lease term. Our capital lease obligations were $1.0 million and $2.0 million as of September 30, 2015 and December 31, 2014, respectively.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2015, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Revenues:
Product	93%	86%	91%	85%
License	3	3	3	2
Related party	4	11	6	13

Total revenues	100	100	100	100
Cost of product revenues (1)	95	159	93	100

Gross profit (loss)	5	(59)	7	—
Operating expenses:
Research, development and patent	139	219	129	166
Selling, general and administrative	215	336	261	244

Total operating expenses	354	555	390	410

Loss from operations	(349)	(614)	(383)	(410)
Other income (expense):
Interest income	1	1	—	1
Interest expense	(28)	(35)	(26)	(28)
Interest expense to related parties	(20)	—	(6)	—
Other income (expense), net	—	(6)	1	(3)

Total other expense, net	(47)	(40)	(31)	(30)

Income taxes	—	—	—	—

Net loss	(396)%	(654)%	(414)%	(440)%

(1)	Includes cost of product revenues to related parties of 2% and 10% for the three months ended September 30, 2015 and 2014, respectively, and 3% and 6% for the nine months ended September 30, 2015 and 2014, respectively. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1—“Financial Information” for further discussion.

Comparison of Three Months Ended September 30, 2015 and 2014

Product Revenues

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Product revenues	$2,295	$1,881
% of total revenues	93%	86%

Product revenues increased by $0.4 million, or 22%, primarily due to an increase of $0.4 million in revenue recognized on a sell-through basis that was deferred from sales to distributors made in prior periods.

License Revenues

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
License revenues	$83	$65
% of total revenues	3%	3%

License revenues increased by less than $0.1 million, or 28%, related to additional milestones that have been achieved upon which revenue is recognized over time.

Related Party Revenues

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Related party revenues	$97	$254
% of total revenues	4%	11%

Related party revenues decreased by $0.1 million, or 62%, due to a decrease in revenue recognized on a sell-through basis that was deferred from sales to The Tremont Group, Inc. made in prior periods.

Cost of Product Revenues and Gross Profit (Loss)

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Cost of product revenues	$2,340	$3,502
% of total revenues	95%	159%
Gross profit (loss)	$135	$(1,302)
% of total revenues	5%	(59)%

Cost of product revenues decreased by $1.2 million, or 33%, and gross profit increased by $1.4 million. Gross margins increased from a negative 59% to 5%. Cost of product revenues decreased and gross margins increased primarily due to a decrease of $0.4 million related to a change in product mix and a decrease of $1.2 million in inventory adjustments. For the three months ended September 30, 2014, we wrote-off a large volume of inventory not suitable for sale in future periods either because the inventory did not pass quality inspection or the efficacy had declined, and we also significantly increased inventory reserves as a result of lower production and sales forecasts. The decrease in cost of product revenues and increase in gross margins were offset by an increase of $0.4 million as operating costs of our manufacturing plant were recorded to cost of product revenues and were not capitalized as inventory as a result of actual utilization of our manufacturing plant being less than what is considered normal capacity.

Research, Development and Patent Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Research, development and patent	$3,442	$4,817
% of total revenues	139%	219%

Research, development and patent expenses decreased by $1.4 million, or 29%, primarily due to a decrease of $0.8 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, and $0.1 million in travel expenses due to a reduction in headcount, and a decrease of $0.5 million in direct testing costs.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Selling, general and administrative	$5,317	$7,394
% of total revenues	215%	336%

Selling, general and administrative expenses decreased by $2.1 million, or 28%. In 2014, we recorded expenses relating to an accrual of $1.8 million for estimated penalties in connection with the SEC investigation, there was no such expenses recorded in 2015. Additionally, selling, general and administrative expenses decreased as a result of a decrease of $0.3 million in travel expenses due to a reduction in headcount, a decrease of $0.1 million in general expenses and a decrease of $0.2 million in expenses associated with the manufacturing plant as a result of such expenses either being capitalized as inventory or allocated to cost of product revenues if actual utilization of the plant is less than what is considered normal capacity as we began full-scale production in 2014. This was offset by an increase in employee expenses of $0.2 million due to severance expenses for our former President and Chief Operating Officer and other employees as we reduced overall headcount as part of our measures to streamline business operations, reduce operating expenses and conserve cash.

Other Expense, Net

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Interest income	$14	$21
Interest expense	(687)	(769)
Interest expense to related parties	(501)	—
Other income (expense), net	(1)	(139)

Total other expense, net	$(1,175)	$(887)

Interest expense decreased by $0.1 million, or 11%, primarily due to a decrease in interest expense recognized relating to capital leases. For the three months ended September 30, 2014, certain of our capital lease lines used for the expansion of our manufacturing plant were not yet fully utilized, and as such, the lease payments were being charged to interest expense. Interest expense to related parties increased by $0.5 million due to the $40.0 million in senior secured promissory notes we issued and sold to three affiliated lenders of one of our 5% stockholders in August 2015. Other income (expense), net increased $0.1 million, or 99%, primarily as we had a loss on disposals of equipment for the three months ended September 30, 2014. Interest income was largely unchanged.

Comparison of Nine Months Ended September 30, 2015 and 2014

Product Revenues

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Product revenues	$7,160	$6,812
% of total revenues	91%	85%

Product revenues increased by $0.3 million, or 5%, due to an increase of $0.1 million in revenue recognized on a sell-through basis that was deferred from sales to distributors made in prior periods and an increase of $0.2 million in revenue recognized on a sell-in basis, which we believe was primarily a result of the departures of our former Chief Operating Officer and significant members of our sales and marketing staff in the third quarter of 2014 which disrupted the 2014 launch of Venerate as well as growth in sales of our other commercialized products.

License Revenues

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
License revenues	$249	$161
% of total revenues	3%	2%

License revenues increased by less than $0.1 million, or 55%, related to additional milestones that have been achieved upon which revenue is recognized over time.

Related Party Revenues

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Related party revenues	$479	$1,065
% of total revenues	6%	13%

Related party revenues decreased by $0.6 million, or 55%, as $0.3 million was recognized during the nine months ended September 30, 2014 upon the termination of one of our strategic collaboration and distribution agreements with Syngenta. Syngenta is an affiliate of a former 5% stockholder, Syngenta Ventures. In connection with the secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized subsequent to June 2014 under the remaining agreements has not been included in related party revenues. There was also a decrease of $0.3 million in revenue recognized on a sell-through basis that was deferred from sales to The Tremont Group, Inc. made in prior periods.

Cost of Product Revenues and Gross Profit

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Cost of product revenues	$7,332	$8,006
% of total revenues	93%	100%
Gross profit	$556	$32
% of total revenues	7%	—%

Cost of product revenues decreased by $0.7 million, or 8%, and gross profit increased by $0.5 million. Gross margins increased from 0% to 7%. Cost of product revenues decreased and gross margins increased primarily due to a decrease of $0.7 million related to a change in product mix and a decrease of $1.5 million in inventory adjustments. For the nine months ended September 30, 2014, we wrote-off a large volume of inventory not suitable for sale in future periods either because the inventory did not pass quality inspection or the efficacy had declined, and we also significantly increased inventory reserves as a result of lower production and sales forecasts. The decrease in cost of product revenues and increase in gross margins were offset by an increase of $1.7 million as operating costs of our manufacturing plant were recorded to cost of product revenues and were not capitalized as inventory as a result of actual utilization of our manufacturing plant being less than what is considered normal capacity. In addition, increased gross margins were offset by a decrease of $0.3 million as a result of license revenue recognized upon the termination of one of our agreements with Syngenta for which there was no significant corresponding cost of product revenues for the nine months ended September 30, 2014. There was no similar transaction for the nine months ended September 30, 2015.

Research, Development and Patent Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Research, development and patent	$10,192	$13,378
% of total revenues	129%	166%

Research, development and patent expenses decreased by $3.2 million, or 24%, primarily due to a decrease of $1.8 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, and $0.1 million in travel expenses due to a reduction in headcount. Additionally, research, development and patent expenses decreased as a result of a decrease of $0.1 million in expenses related to operating leases as the leased equipment was either purchased or returned upon the termination of various leases and a decrease of $1.4 million in direct testing, field trials and lab costs. This was offset by an increase of $0.3 million in depreciation expense relating to new equipment purchased.

Selling, General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Selling, general and administrative	$20,615	$19,638
% of total revenues	261%	244%

Selling, general and administrative expenses increased by $1.0 million, or 5%, primarily due to an increase in outside services of $5.6 million for accounting, consulting and legal fees incurred as a result of the Audit Committee’s independent investigation, which began in September 2014, and subsequent restatement of our financial statements and an increase of $0.3 million in fixed expenses due to an increase in rent and directors and officers liability insurance. This was offset by a decrease of $0.6 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, and $0.5 million in travel expenses due to a reduction in headcount. Additionally selling, general and administrative expenses were affected by a decrease of $0.2 million in general expenses and a decrease of $1.7 million in expenses associated with the manufacturing plant as a result of such expenses either being capitalized as inventory or allocated to cost of product revenues if actual utilization of the plant is less than what is considered normal capacity as we began full-scale production in 2014. In addition, we recorded expenses relating to an accrual of $1.8 million in 2014 for estimated penalties in connection with the SEC investigation, there was no such expenses recorded in 2015.

Other Expense, Net

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Interest income	$29	$42
Interest expense	(2,015)	(2,238)
Interest expense to related parties	(501)	—
Other income (expense), net	40	(246)

Total other expense, net	$(2,447)	$(2,442)

Interest expense decreased by $0.2 million, or 10%, primarily due to a decrease in interest expense recognized relating to capital leases. For the nine months ended September 30, 2014, certain of our capital lease lines used for the expansion of our manufacturing plant were not yet fully utilized, and as such, the lease payments were being charged to interest expense. This was offset by an increase in interest expense as we issued a promissory note in the amount of $10.0 million in June 2014. Interest expense to related parties increased by $0.5 million due to the $40.0 million in senior secured promissory notes we issued and sold to three affiliated lenders of one of our 5% stockholders in August 2015. Other income (expense), net increased by $0.3 million, or 116%, primarily as we had a loss on disposals of equipment for the nine months ended September 30, 2014. Interest income was largely unchanged.

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

Liquidity and Capital Resources

From our inception until the IPO in August 2013, our operations have been financed primarily by net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants. As of September 30, 2015, our cash and cash equivalents totaled $27.8 million and we had restricted cash of $18.4 million in total relating to cash that we are contractually obligated to maintain in accordance with our debt agreements. In August 2015, we issued and sold to three affiliates of Waddell & Reed, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing.

We believe our current cash and cash equivalents and cash from revenues will be sufficient to satisfy our liquidity requirements for the next twelve months. However, we may seek additional funding through debt or equity financings that may be used, among other things, to expand our product development and sales and marketing efforts, to increase capacity of our manufacturing facility, to complete strategic transactions and/or for working capital. Adequate funds for this and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow product development activities, further reduce operating expenses and/or reduce capital investment.

Since our inception, we have incurred significant net losses, and, as of September 30, 2015, we had an accumulated deficit of $192.5 million. We expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of September 30, 2015, we had received an aggregate of $3.6 million in payments under these agreements. In addition, there will be an additional $0.5 million in payments due on certain anniversaries of regulatory approval and an additional $1.6 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

For the nine months ended September 30, 2015 and 2014, we used $1.5 million and $11.3 million, respectively, in cash to fund capital expenditures. In July 2012, we acquired a manufacturing facility, formerly used as a biodiesel plant. Repurposing of the facility was completed in 2014 and included the installation of fermentation tanks and the construction of a dedicated building to house them. In December 2013, we produced the first test batch of Grandevo at this facility and began full-scale production of our products using our own manufacturing capacity in 2014. The facility now accommodates full-scale production of Regalia and full-scale fermentation of Grandevo and Zequanox.

We had the following debt arrangements in place as of September 30, 2015, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL AMOUNT BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	18.00%	$12,637	Monthly (4)/October 2017
Promissory Note (2)	5.25%	$9,709	Monthly/June 2036
Promissory Notes (3)	8.00%	$40,368	Biannually (5)/August 2020

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	Monthly payments are interest only until maturity.
(5)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.

October 2012 and April 2013 Secured Promissory Notes

In October 2012, we completed the sale of promissory notes in the aggregate principal amount of $7.5 million to twelve lenders in a private placement. In addition, in April 2013, we completed the sale of an additional $4.95 million of promissory notes to ten lenders in a private placement under an amendment to the note purchase agreement in exchange for $3.7 million in cash and $1.25 million in cancellation of indebtedness under a previously outstanding convertible note. In August 2015, the terms of the notes were amended, resulting in an increase in the interest rate to 18% effective September 1, 2015 for the remaining term of the notes. In addition, in accordance with terms of the notes whereby the maturity date may be extended for a period of two years from the original maturity date of October 2015, we provided a written notice in September 2015 to extend the maturity date to October 2017.

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

As of September 30, 2015 and December 31, 2014, we were in breach of our covenants under the notes as a result of our failure to provide annual financial statements in a timely manner and our being in breach of certain of our covenants on our June 2014 Secured Promissory Note as described below. However, in November 2015, we received an extension from the lending agent with respect to compliance with the requirements to deliver annual financial statements to the earlier of (i) November 15, 2015 or (ii) such time such financial statements are filed with the SEC. Further, the covenant breach was cured in November 2015 as a result of obtaining this extension and the waiver of certain of our covenants with respect to the June 2014 Secured Promissory Note as described below.

June 2014 Secured Promissory Note

In June 2014, we borrowed $10.0 million pursuant to a business loan agreement and promissory note with Five Star Bank which bears interest at prime rate plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount. As of September 30, 2015, the interest rate was 5.25%.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014, with the final payment due in June 2036. Certain of our deposit accounts and our subsidiary’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the lender of $1.6 million, which was recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds were used for construction of the manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of September 30, 2015, we had $1.9 million remaining in this restricted deposit account, which was recorded as restricted cash included in current assets.

We may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

We are required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the lender. We are also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the lender may declare the entire unpaid principal and interest immediately due and payable. As of September 30, 2015 and December 31, 2014, we were in breach of certain of our covenants under the loan agreement as a result of our annual and quarterly reports not being filed within the prescribed time period and our being in breach of covenants on the October 2012 and April 2013 Secured Promissory Notes described above. In addition, effective September 30, 2015, our debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40.0 million in promissory notes in August 2015 as described below, which increased our debt while we continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, we received a waiver from the lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2015) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016). The receipt of this waiver and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured our being in breach of the covenants under the loan agreement.

August 2015 Senior Secured Promissory Notes

On August 20, 2015, we issued and sold senior secured promissory notes to three affiliated lenders in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. The notes contain customary covenants, in addition to the obligation to maintain cash and cash equivalents of at least $15.0 million, which was recorded as restricted cash included in non-current assets.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Unaudited)
Net cash used in operating activities	$(28,679)	$(27,081)
Net cash provided by (used in) investing activities	(1,489)	2,344
Net cash provided by financing activities	22,681	46,563

Net increase (decrease) in cash and cash equivalents	$(7,487)	$21,826

Cash Flows from Operating Activities

Net cash used in operating activities of $28.7 million during the nine months ended September 30, 2015 primarily resulted from our net loss of $32.7 million, which included $2.6 million of depreciation and amortization expense, $2.9 million of share-based compensation expense and $0.5 million of non-cash interest expense. The net loss also includes approximately $5.5 million in accounting, consulting and legal fees incurred as a result of the Audit Committee’s independent investigation, which began in September 2014, and subsequent restatement of our financial statements. In addition, net cash used in operating activities resulted from an increase in prepaid expenses and other assets of $0.2 million, and decreases in accounts payable of $4.4 million, deferred revenue of $1.0 million, deferred revenue from related parties of $0.5 million and customer refund liabilities of $1.0 million. This was offset by decreases in accounts receivable of $0.4 million, inventories of $2.9 million and deferred cost of product revenues of $0.6 million, and increases in accrued and other liabilities of $0.8 million and accrued interest due to related parties of $0.4 million.

Net cash used in operating activities of $27.1 million during the nine months ended September 30, 2014 primarily resulted from our net loss of $35.4 million, which included $1.8 million of depreciation and amortization expense, $0.2 million from the loss on disposal of equipment, $3.6 million of share-based compensation expense and $0.6 million of non-cash interest expense. The net loss also includes approximately $1.1 million in accounting, consulting and legal fees incurred as a result of the Audit Committee’s independent investigation and an accrual of $1.8 million for estimated penalties in connection with the SEC investigation. In addition, net cash used in operating activities resulted from increases in inventories of $0.4 million and prepaid expenses and other assets of $0.7 million, and decreases in accounts payable of $1.2 million, deferred revenue of $0.8 million and deferred revenue from related parties of $0.6 million. This was offset by decreases in accounts receivable of $1.1 million, accounts receivable from related parties of $0.7 million and deferred cost of product revenues of $1.1 million, and increases in accrued and other liabilities of $1.7 million and customer refund liabilities of $1.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities of $1.5 million during the nine months ended September 30, 2015 primarily resulted from $1.5 million used for the purchase of property, plant and equipment to support growth of our operations.

Net cash provided by investing activities of $2.3 million during the nine months ended September 30, 2014 consisted primarily of $13.7 million in cash provided by maturities of short-term investments. This was offset by $11.3 million used for the purchase of property, plant and equipment for improvements to our manufacturing plant and $0.1 million used to purchase short-term investments.

Cash Flows from Financing Activities

Net provided by financing activities of $22.7 million during the nine months ended September 30, 2015 consisted primarily of $39.7 million in proceeds from the issuance of debt due to related parties, net of financing costs. This was offset by $0.4 million in payments on our debt, $1.6 million in payments on our capital lease obligations and $15.0 million of restricted cash relating to the debt due to related parties.

Net cash provided by financing activities of $46.6 million during the nine months ended September 30, 2014 consisted primarily of $39.9 million in proceeds from the public offering of our common stock in June 2014, net of offering costs and underwriting commissions, $9.7 million from the issuance of a promissory note in June 2014, $4.7 million in proceeds from a line of credit and $1.4 million from the exercise of stock options and warrants. This was offset by $3.4 million of restricted cash relating to the promissory note entered into in June 2014, $4.7 million in repayments on a line of credit and $1.0 million in payments on our debt and capital lease obligations.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	TOTAL	2015	2016-2017	2018-2019	2020 AND BEYOND
	(Unaudited)
Operating lease obligations	$3,798	$264	$1,970	$1,564	—
Debt and capital leases	63,140	405	13,662	20,610	28,463
Interest payments relating to debt and capital leases	24,642	2,053	11,341	5,957	5,291

Total	$91,580	$2,722	$26,973	$28,131	$33,754

Operating leases consist of contractual obligations from agreements for non-cancelable office space and leases used to finance the acquisition of equipment. Debt and capital equipment lease payments and the interest payments relating thereto include promissory notes and capital lease obligations in accordance with the payment terms under the agreements.

In September 2013 and then amended in April 2014, we entered into a lease agreement for approximately 27,300 square feet of office and laboratory space located in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $44,000 for the first 12 months with a 3% increase each year thereafter. Concurrent with this amendment, in April 2014, we entered into a lease agreement with an affiliate of the landlord to lease approximately 17,400 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter. In addition, we continue to lease a portion of the location of our old headquarters in Davis, California until that lease expires in October 2016. We expect to enter into agreements to sublease portions of our current and old office facilities that we are not currently utilizing. Since September 30, 2015, we have not added any additional leases that would qualify as operating leases.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2015 and 2014.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1— “Financial Information.”

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

Interest Rate Risk

We had cash and cash equivalents of $27.8 million as of September 30, 2015, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2.00%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 due to material weaknesses in our internal control over financial reporting, which are disclosed below.

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

Material Weaknesses and Remediation Activities

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of September 30, 2015:

•	Control Environment – The control environment, which includes the Company’s Code of Conduct, is the responsibility of senior management, sets the tone of our organization, influences the control consciousness of employees and is the foundation for the other components of internal control over financial reporting. The Audit Committee determined, based on the results of its independent investigation, that relevant information related to historical sales transactions, to which certain sales personnel were aware of, was consistently not shared with the finance department or the Company’s external auditors, certain sales personnel executed inaccurate representation letters and certain sales personnel mischaracterized expense reports to pay for storage or freight charges associated with certain sales transactions. As a result of these findings, we determined that certain former sales personnel did not project an attitude of integrity and control consciousness, leading to insufficient attention to their responsibilities and internal controls. Further, effective mitigating controls were not in place to discourage, prevent or detect management override of internal control by certain sales personnel related to the Company’s process for recognizing revenue.

•	Revenue Recognition – The Company’s internal controls were not effectively designed to identify instances when sales personnel made unauthorized commitments with certain distributors, including “inventory protection” arrangements that would permit the distributors to return to the Company certain unsold products. In addition, controls were not in place to identify instances of management override of internal controls by sales personnel related to the recognition of sales to the Company’s distributors. Consequently, revenue for certain transactions was recognized prior to satisfaction of all required revenue recognition criteria.

As a result of the material weaknesses related to the control environment and revenue recognition as described above, the Company did not identify that information provided to the finance department by certain sales personnel was not complete and accurate, which would be necessary to enable the Company to correctly assess the timing of revenue recognition. These material weaknesses also prevented the identification of instances of management override of internal control over financial reporting by certain sales personnel, As a result, the Company’s controls were not effective to prevent or detect a material misstatement of recognized revenue.

We have developed and implemented a plan to remediate these material weaknesses, which includes, among other things:

•	We have enhanced our Code of Conduct and associated training by supplementing materials with examples of improper conduct and resulting implications to individuals as well as the Company. This training will be ongoing.

•	We have enhanced our whistleblower policy and associated training to ensure employees have the appropriate awareness of its purpose, how to access the whistleblower hotline and the Company’s anti-retaliation policy. This training will be ongoing.

•	We have enhanced our training provided to individuals in the sales organization, including those involved with executing sales transactions, on the Company’s revenue recognition policy, including illustrative examples of terms and conditions that can have an impact on the timing of revenue recognition and the need for timely communication with the finance department. This training will be ongoing.

•	We have expanded our formal internal certification process to additional individuals in the Company, including the supply chain organization, and incorporated a more comprehensive questionnaire of circumstances, including illustrative examples, which require timely communication with the finance department.

•	We have identified customers where facts and circumstances exist that revenue recognition criteria are not satisfied at the time of title transfer and have implemented processes to determine customers’ channel inventory and have implemented internal controls related to our accounting for revenue transactions accounted for under a sell-through basis where applicable, including the performance of physical inventory observations at distributor locations and review and reconciliation of sales and inventory information provided by these customers.

•	The personnel identified as responsible for accounting improprieties are no longer employed by the Company.

With respect to the control environment and revenue recognition weaknesses, while we have implemented a plan for remediation, we are still in the process of testing and evaluating the effectiveness of the remediation measures we have taken to date. In addition, many of the remediation efforts involve continued training and communication of the enhanced policies and procedures.

Also, in connection with management’s assessment of our internal control over financial reporting, management has identified the following additional deficiency that constituted a material weakness in our internal control over financial reporting as of September 30, 2015:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I— Item 3— “Legal Proceedings” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014 describes certain legal proceedings to which we are subject. There have been no material changes to the legal proceedings as disclosed in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 1A. RISK FACTORS

The risks described in Part I— Item 1A— “Risk Factors”, in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014, could materially and adversely affect our business, financial condition or results of operations. These risk factors do not identify all of the risks that we face. Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on November 16, 2015.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
President and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

4.1	Form of Senior Secured Promissory Notes issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015. (1)

4.2	Form of Warrants issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015. (1)

10.1	Security Agreement, dated as of August 20, 2015, by and among Marrone Bio Innovations, Inc. and the counterparties thereto. (1)

10.2	Omnibus Amendment to Loan Agreement, dated as of August 19, 2015, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent. (1)

10.3*	Separation Agreement, dated as of August 20, 2015, by and between Marrone Bio Innovations, Inc. and James Iademarco. (1)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

*	Denotes management contract, compensatory plan or arrangement.
(1)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed August 25, 2015, and incorporated herein by reference.