Form 10-K
period 2015-12-31
MARRONE BIO INNOVATIONS INC
filed 2016-03-30
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36030

Marrone Bio Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5137161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1540 Drew Avenue, Davis, California 95618

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $20,508,703 based upon the closing price of the common stock as reported on the NASDAQ Global Market. This calculation excludes the shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock as of June 30, 2015. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 23, 2016
Common Stock, $0.00001 par value	24,583,831

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

i

Special Note Regarding Forward-Looking Statements and Trade Names

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements may be identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include: our plans to target our existing products or product variations for new markets and for new uses and applications; our plans and expectations with respect to growth in sales of our product lines and with respect to Bio-Tam 2.0; our ability and plans to develop, register and commercialize additional new product candidates and bring new products to market across multiple categories faster and at a lower cost than other developers of pest management products, including research, development and field trial plans; our expectations regarding registering new products and new formulations and expanded use labels for existing products, including submitting new products to the EPA; our belief that challenges facing the use of conventional chemical pesticides will continue to grow; our beliefs regarding the growth of markets for, and unmet demand for, bio-based products; our beliefs regarding market adoption of our products and our ability to compete in our target markets; our intention to maintain existing, and develop new, supply, sales and distribution channels and extend market access; expectations regarding potential future payments under strategic collaboration and development agreements; our plans and expectations relating to our debt agreements; our plans to grow our business while improving efficiency, including by focusing on a limited number of product candidates, taking measures to reduce expenses and expanding our sales and marketing team; our plans with respect to manufacturing; our plans to seek third-party collaborations to develop and commercialize more early stage product candidates; our intention to continue to devote significant resources toward our proprietary technology and research and development; our expectations that sales will be seasonal and the impact of continued drought and other weather-related conditions; our ability to protect our intellectual property in the United States and abroad; our beliefs regarding the effects of the outcome of certain legal matters; our anticipated impact of certain accounting pronouncements; our ability to use carryforwards; our expectations regarding market risk, including interest rate changes, foreign currency fluctuations and commodity price changes; and our future financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K. These factors include, but are not limited to, the risks described under Part I–Item 1A—“Risk Factors,” Part II–Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). We make these forward-looking statements based upon information available on the date of this Annual Report on Form 10-K, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

As used herein, “MBI”, the “Company”, “we”, “our” and similar terms refer to Marrone Bio Innovations, Inc., unless the context indicates otherwise.

Except as context otherwise requires, references in this Annual Report on Form 10-K to our product lines, such as Regalia, refer collectively to all formulations of the respective product line, such as Regalia Maxx, Regalia Rx or Regalia SC, and all trade names under which our distributors sell such product lines internationally, such as Sakalia, Sentry R or Milsana. Our logos, Grandevo®, Regalia®, Venerate®, Zequanox®, HavenTM, MajesteneTM and other trade names, trademarks or service marks of Marrone Bio Innovations, Inc. appearing herein are the property of Marrone Bio Innovations, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies, such as Bio-Tam® 2.0. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply relationships with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1.	BUSINESS

We make bio-based pest management and plant health products. Bio-based products are comprised of naturally occurring microorganisms, such as bacteria and fungi, and plant extracts. Our current products target the major markets that use conventional chemical pesticides, including certain agricultural and water markets, where our bio-based products are used as alternatives for, or mixed with, conventional chemical products. We also target new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. All of our current products are approved by the United States Environmental Protection Agency (“EPA”) and registered as “biopesticides.” We expect our future products will include plant health products qualified as “biostimulants,” which may require state registrations, but do not require EPA registration. We believe our current portfolio of products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products to control pests, increase crop yields and reduce crop stress.

We currently primarily sell our products to the crop protection market. Our four commercially available crop protection product lines are Regalia, for plant disease control and plant health, Grandevo and Venerate, for insect and mite control, and Majestene, for nematode control. These products can be used in both conventional and organic crop production, and are sold to growers of specialty crops such as grapes, citrus, tomatoes, vegetables, nuts, leafy greens and ornamental plants. We have had some sales of Regalia for large-acre row crops such as corn and soybeans. In March 2016, we also entered into an agreement with Isagro USA to distribute Bio-Tam 2.0 for soil-borne disease control and grapevine trunk disease control, which complements our existing products, particularly Regalia. In addition, we have developed Zequanox, a commercially available product line that we sell to the water treatment market. Zequanox selectively controls invasive mussels that cause significant infrastructure and ecological damage across a broad range of in-pipe and open-water applications, including hydroelectric and thermoelectric power generation, industrial applications and recreation. We believe that our existing crop protection products, or variations thereof, can also be specifically targeted for industrial and institutional, turf and ornamental, home and garden and animal health uses such as controlling grubs, ants, flies and mosquitoes in and around schools, parks, golf courses and other public-use areas.

We have been implementing a prioritization plan that focuses our resources on continuing to improve and promote our commercially available products, advancing product candidates that are expected to have the greatest impact on near-term growth potential and expanding our international presence and commercialization. Our goal has been to reduce expenses, conserve cash and improve operating efficiencies, to extract greater value from our products and product pipeline and to improve our communication to and connection with the global sustainability movement that is core to our cultural values.

In connection with this strategy, we have significantly reduced overall headcount, while building a new sales and marketing organization with increased training and ability to educate and support customers in specialty crop markets, as well as providing our product development staff with greater responsibility for technical sales support, field-trials and demonstrations to promote sales growth. For markets other than high-value specialty crops, such as row crops and seed treatments, we are seeking to expand our network of distribution partners, focusing on regional and national distributors operating in countries that present a significant opportunity for near-term revenue generation. In addition, our research and development efforts are now focused on supporting existing commercial products with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. Accordingly, while we believe that we have developed a robust pipeline of novel product candidates, we are currently limiting our internal efforts to four product candidates: MBI-010, a bioherbicide that is based on the microorganism in Venerate and Majestene, which we plan to submit to the EPA in late 2016 or early 2017; MBI-110, a biofungicide, which we submitted to the EPA in January 2016; Haven (MBI-505), a plant health product that does not require EPA registration; and

MBI-601, a biopesticide that produces gaseous natural compounds, or “biofumigant,” which we submitted to the EPA in April 2014. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources.

We believe that, collectively, these measures will best position us to respond to the business challenges reflected in our financial results for recent periods, but our long-term, global vision for our business and our commitment to that vision remains fundamentally unchanged.

Industry Overview

Pest management is an important global industry. Phillips McDougall, an independent advisory firm, estimates the 2014 agrichemical market (crop protection) at $56.6 billion, with Brazil ranking first at $11.6 billion in sales, followed by the United States at $9.2 billion. Most of the markets we currently target or plan to target primarily rely on conventional chemical pesticides, supplemented in certain agricultural markets by the use of genetically modified crops. Conventional chemical pesticides are generally synthetic materials that directly kill or inactivate pests. However, demand for effective and environmentally responsible bio-based products continues to increase. The global market for biopesticides, which control pests by non-toxic mechanisms such as attracting pests to traps or interfering with their ability to digest food, was valued at $3.6 billion in 2014 and is projected to grow to $6.9 billion in 2019, reflecting a 13.9% compound annual growth rate of over the period, according to BCC Research, an independent market research firm. In comparison, global synthetic pesticides sales were projected at a 5.7% compound annual growth rate for the same period. We believe these trends will continue as the benefits of using bio-based pest management and plant health products become more widely known.

Crop Protection

Conventional Production. Growers are constantly challenged to supply the escalating global demand for food, while reducing the negative impact of crop protection practices on consumers, farm workers and the environment. The dominant technologies for crop protection are conventional chemical pesticides and genetically modified crops. Major agrichemical companies have invested billions of dollars to develop genetically modified crops that resist pests or have high tolerance to conventional chemical pesticides. The market for genetically modified crops was estimated at $21.0 billion in 2014, according to Phillips McDougall. In addition, according to the International Service for the Acquisition of Agri-biotech Applications, a third-party not-for-profit organization, in 2014, 182 million hectares (484 million acres) were planted with genetically modified crops in 28 countries, with the United States, Brazil, Argentina, India and Canada planting the most (in that order). Soybean, corn, cotton and canola plantings have made the greatest inroads, accounting for 50%, 30%, 14% and 9%, respectively, of genetically modified seeds planted globally.

Conventional chemical pesticides and genetically modified crops have historically been effective in controlling pests. However, there are increasing challenges facing the use of conventional chemical pesticides such as pest resistance and environmental, consumer and worker safety concerns. Governmental agencies are further pressuring growers, distributors and manufacturers by restricting or banning certain forms of conventional chemical pesticide usage, particularly in the European Union, as some conventional chemical pesticide products are being phased out, as well as at local levels, where many city and county governments have prohibited the sale of certain conventional chemical pesticide products, magnifying the complexity of agrichemical companies’ distribution and regulatory compliance. At the same time, a number of supermarket chains, food processors and key purchasers of specialty fruits, nuts and vegetables are imposing synthetic chemical residue restrictions, limiting options available to growers close to harvest. Consumers, scientists and environmental groups have also voiced concerns about the unintended effects of genetically modified crops, including pest resistance and contamination of non-genetically modified crops. In response to consumer and environmental group concerns and restrictions by importing countries, several large-scale food purchasers have demanded that their contracted growers supply them only non-genetically modified crops.

These factors are significant market drivers for conventional producers, and their impact is continuing to grow. An increasing number of growers are implementing integrated pest management (“IPM”) programs that, among other things, combine bio-based pest management products and crop cultivating practices and techniques such as crop rotation, with conventional chemical pesticides and genetically modified crops. Bio-based pest management products are becoming a larger component of IPM programs due in part to the challenges associated with conventional chemical pesticides and genetically modified crops.

Organic Production. Certified organic crops such as food, cotton and ornamental plants, are produced without the use of synthetic chemicals, genetic modification or any other bioengineering or adulteration. As such, organic growers are limited in the number of alternatives for pest management. The U.S. Department of Agriculture, or the USDA, approved national production and labeling standards for organic food marketed in the United States in late 2000. These standards have contributed to the growth of organic food consumption in the United States, and other countries have implemented similar programs. According to the Organic Trade Association, a business association, consumer demand for organic food has outpaced the available acreage in the United States, with $1.4 billion of organic food imported in 2013 and $49.0 billion of domestic organic food sales in 2014, or 5% of all food sales, up 11% over 2013. In addition, U.S. sales of non-GMO-labeled foods were estimated at $8.5 billion across 2,100 brands and 22,000 verified items in 2014, according to SPINS, a third party consulting firm. Globally, organic food sales reached $80.0 billion in 2014, with 43.7 million hectares planted, according to a study by the Research Institute of Organic Agriculture performed on behalf of the International Foundation for Organic Agriculture. We believe this growing demand is primarily driven by concerns about food safety and the adverse environmental effects of conventional chemical pesticides and genetically modified crops.

Water Treatment

Global demand for water treatment products was estimated to be $48.0 billion in 2012, according to The Freedonia Group, an independent market research firm, and the global market for specialty biocide chemicals for water treatment was projected to be $5.2 billion in 2013, according to BCC Research. Invasive and native pest species are increasingly a concern in diverse applications such as hydroelectric and thermoelectric power generation, industrial applications, drinking water, aquaculture, irrigation and recreation. However, discharge of water treatment chemicals to target these pests is highly regulated, and in many cases, such as with management of open waters and sensitive environmental habitats, use of conventional chemicals is prohibited.

One particular area of concern has been the damage caused by invasive zebra and quagga mussels, which clog pipes, disrupt ecosystems, encrust infrastructure and blanket beaches with razor-sharp shells. These species initially infested the Great Lakes region and have spread across the United States. Industry reports estimate that these mussels cause approximately $1.0 billion in damage and associated control costs annually in parts of the United States alone. There are limited treatment options available, many of which are toxic to aquatic flora and fauna. To date, most treatment options have been focused either on manual removal of the mussels, which is time consuming and costly, or conventional chemical treatments, which potentially jeopardize the environment and are thus heavily controlled by regulatory agencies.

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

Benefits of Bio-Based Pest Management and Plant Health Products

While conventional chemical pesticides are often effective in controlling pests, some of these chemicals are acutely toxic, some are suspected carcinogens and some can have other harmful effects on the environment and other animals. Health and environmental concerns have prompted stricter legislation around the use of conventional chemical pesticides, particularly in Europe, where the use of some highly toxic or endocrine-disrupting chemical pesticides is banned or severely limited and the importation of produce is subject to strict regulatory standards on pesticide residues. In addition, the European Union has passed the Sustainable Use Directive, which requires EU-member countries to reduce the use of conventional chemical pesticides and to use alternative pest management methods, including bio-based pest management products. Over the past two decades, U.S. regulatory agencies have also developed stricter standards and regulations. Furthermore, a growing shift in consumer preference towards organic and sustainable food production has led many large, global food retailers to require their supply chains to implement these practices, including the use of bio-based pest management and fertilizer solutions, water and energy efficiency practices and localized food product sourcing.

Aside from the health and environmental concerns, conventional chemical pesticide users face additional challenges such as pest resistance and reduced worker productivity as workers may not return to the fields for a certain period of time after treatment. Similar risks and hazards are also prevalent in the water treatment market, as chlorine and other chemicals used to control invasive water pests contaminate and endanger natural waterways. Costs of using conventional chemical pesticides are also increasing due to a number of factors, including raw materials costs, stringent regulatory requirements and pest resistance to conventional chemical pesticides, which requires increasing application rates or the use of more expensive alternative products.

As the cost of conventional chemical pesticides increases, the use of conventional chemical pesticides and genetically modified crops meets increased opposition from government agencies and consumers and the efficacy of bio-based pest management and plant health products becomes more widely recognized among growers, bio-based pest management products are gaining popularity and represent a strong growth sector within the market for pest management technologies. Growers are increasingly incorporating bio-based pest management products into IPM programs, and bio-based pest management products help create the type of sustainable agriculture programs that growers and food companies increasingly emphasize.

Bio-based pest management products include biopesticides, as well as minerals such as copper and sulfur. The EPA registers biopesticides in two major categories: (i) microbial pesticides, which contain a microorganism such as a bacterium or fungus as the active ingredient and (ii) biochemical pesticides, which are naturally occurring substances such as insect sex pheromones, certain plant extracts and fatty acids. Biostimulants, which are not registered by the EPA absent additional pest control usages, are microorganisms or natural substances derived from microorganisms or plants that growers use to reduce plant stress, stimulate plant physiology to increase yield, manage pest resistance and reduce chemical residues.

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

Commercially Available Products

We have five commercially available product lines: Regalia, Grandevo, Venerate, Majestene and Zequanox. All five of these product lines are EPA approved, and Regalia is also approved in Canada, nine Latin American countries (including Brazil), South Africa and parts of Europe. Zequanox is approved in Canada for hydropower facilities, with a label expansion to other industrial and open water uses pending, and is the only product EPA-approved for open water application other than copper, which is rarely used due to its negative environmental effects and uneven efficacy in open water applications. All five of these commercialized lines are subject to patents and trade secrets related to the work we have done to characterize, formulate, develop and manufacture marketable products. In March 2016, we entered into an agreement with Isagro USA to distribute Bio-Tam 2.0, an EPA-approved biofungicide that complements our existing product lines, particularly Regalia. We believe these product lines, along with our other EPA-approved and EPA-submitted products and other pipeline product candidates, provide us with the foundation for continuing to build the leading portfolio of bio-based pest management products.

Robust Pipeline of Novel Product Candidates

Our pipeline of early-stage discoveries and new product candidates extends across a variety of product types for different end markets, including herbicides, fungicides, nematicides, insecticides, algaecides (for algae control), molluscicides (for mussel and snail control) and plant growth and plant stress regulators. Our product candidates are developed both internally and sourced from third parties. Our research and development process enables us to discover, source and develop multiple products in parallel, which keeps our pipeline robust. We are developing the microorganism in Venerate and Majestene, a Burkholderia rinojensis bacterium that we isolated using our discovery process, as MBI-010, a bioherbicide. We also have additional product candidates at various other stages of development, including MBI-601, a fungus that produces volatile compounds and works as a soil biofumigant, which was submitted to the EPA in April 2014 and MBI-110, a new Bacillus-based fungicide, that has demonstrated activity against downy mildew, Sclerotinia and other crop diseases, which we submitted to the EPA in January 2016. In August 2014, we received EPA approval of MBI-011, a weed-controlling biochemical, sarmentine, discovered and isolated from a pepper plant species, and we are currently pursuing third-party manufacturers to synthesize the natural compound at a cost that allows us to introduce the product to the market.

Rapid and Efficient Development Process

We believe we can develop and commercialize novel and effective products faster and at a lower cost than many other developers of pest management products. For example, we have moved each of Regalia, Grandevo, Venerate, Majestene and Zequanox through development, EPA approval and first U.S. launch in approximately four years or less at a cost of $3.0 million to $6.0 million. Thereafter, we have continued to develop and refine these products, producing new formulations, applying for expanded use labels and seeking new markets, in each case at a cost of less than $10.0 million per product line. In comparison, a report from Phillips McDougall shows that the average cost for major agrichemical companies to bring a new crop protection product to market has been over $250.0 million, and these products have historically taken an average of nearly ten years to move through development, regulatory approval and market launch.

Proprietary Discovery Process

Our discovery process allows us to efficiently discover microorganisms and plant extracts that produce or contain compounds that display a high level of pesticidal activity against various pests and target specific unmet market needs. After we identify pesticidal activity, we subject the microorganisms and plant extracts to tests to determine effects on plant growth, nutrient uptake and drought and salt stress. We then use various analytical chemistry techniques to identify and characterize the natural product chemistry of the compounds, which we optimize and patent. Four of our product candidates, one of which is EPA-approved, are what we believe to be newly identified microorganism species. We believe that four of our product candidates produce novel compounds that we identified, and four of our product candidates have been found to have, or produce compounds with, a novel mode of action. Our proprietary discovery process is protected by patents on the microorganisms, their natural product compounds and their uses for pest management, as well as a patent application we have filed on a screening process to identify enzyme-inhibiting herbicides. We also maintain trade secrets related to the discovery, formulation, process development and manufacturing capabilities. By conducting our own discovery with a focus on unmet market needs, as well as working with outside collaborators, we are able to access the broadest range of products for commercialization, giving us an advantage over other natural bio-based pest management companies. For example, we identified MBI-110 in our discovery screen by targeting downy mildews, a problem for which there are few biological and chemical solutions.

Management Team with Significant Industry Experience

Our management team has extensive experience in bio-based pest management products and the broader agriculture industry. Our chief executive officer and other key employees average over 25 years of experience and include individuals who have led agrichemical sales and marketing organizations, top scientists and industry experts, some of whom have served in leadership roles at large multinational corporations and governmental agencies, commercialized multiple products, brought multiple products through EPA, state and foreign regulatory processes, filed patent applications and received patents, led groundbreaking research studies and published numerous scientific articles. In addition, our chief financial officer brings over 30 years of financial management experience spanning a variety of industries, including over 13 years of service as several public companies’ chief financial officer. Our general counsel has over 30 years of experience, including over 25 years with public companies, in senior legal, sales and operating roles, including general counsel, vice president of sales and chief operating officer.

Our Growth Strategy

Accelerate Adoption of New Products, Product Applications and Product Lines

Our goal is to provide growers of specialty and row crops with complete and effective solutions to a broad range of pest management and plant health needs. Due to the competitive nature of the industry and the seasonality of crop growing, speed is essential to ensure widespread adoption. Accordingly, we have launched targeted placements of our products with early adopters in the United States relatively early in the product commercialization stage and for a limited number of indications. These growers, many of whom have unmet market needs, help us to troubleshoot and refine our products and to maximize their value proposition, enabling us to efficiently develop new formulations and expand uses and market penetration with minimal up-front capital investment per product line. We also believe we will be able to leverage growers’ positive experiences using our Regalia, Grandevo, Venerate and Majestene product lines to accelerate adoption of new products, product applications and product lines, including Bio-Tam 2.0. We believe product diversity allows us to compete with larger companies, to strengthen relationships with growers and distributors and to not be dependent on any one product or product category. Further, by offering and developing multiple products simultaneously, we believe we are perceived as a technology leader and can gain the benefits of increased momentum with distributors and end users. We will continue to target early adopters of new pest management and plant health technologies with controlled product launches and educate growers and water resource managers about the benefits of bio-based pest management products through demonstrations to accelerate commercial adoption of our products.

Deliberately Expand Applications of Our Product Lines

We want growers to know and trust that our products work. Although our initial EPA-approved master labels cover our products’ anticipated crop-pest use combinations, we launch early formulations of our pest management and plant health products to targeted customers under commercial labels that list a limited number of crops and applications that our initial efficacy data can best support. We then gather new data from experiments, field trials and demonstrations, gain product knowledge and get feedback to our research and development team from customers, researchers and agricultural agencies. Based on this information, we enhance our products, refine our recommendations for their use in optimal IPM programs, expand our commercial labels and submit new product formulations to the EPA and other regulatory agencies. For example, we began sales of Regalia SC, an earlier formulation of Regalia, in the Florida fresh tomatoes market in 2008, while a more effective formulation of Regalia with an expanded master label, including listing for use in organic farming, was under review by the EPA. When approved, we launched this new formulation into the Southeast United States in 2009 and nationally in 2010. In 2011, we received EPA approval of a newly expanded Regalia master label covering hundreds of crops and various new uses for applications to soil and through irrigation systems, and we recently expanded Regalia for use in large-acre row crops as a plant health product, in addition to its beneficial uses as a fungicide. Similarly, ongoing field development research on the microbe used in our insecticide product Venerate led to our October 2015 registration of Majestene as a nematicide. In addition, as Grandevo has shown activity against larval and adult mosquitos, we intend to expand testing to determine if the application of Grandevo can be expanded to include this important disease vector. We believe we have opportunities to broaden the commercial applications and expand the use of our existing products lines into several key end markets, including large-acre row crop applications, seed treatment, forestry and public health to help drive significant growth for our company.

Focus on Proven Technology Families

We discover and develop more than one product line based on the same technology. For example, the Burkholderia microbe on which Venerate is based is also active against a broad range of nematodes, enabling development as our bionematicide product, Majestene, and produces several herbicidal compounds, enabling development as our bioherbicide product candidate, MBI-010. In addition, our product candidates MBI-110 and MBI-507 are based on microbial fermentations of a newly identified Bacillus strain we isolated using our proprietary screening platform, and the Chromobacterium species on which Grandevo is based may also yield a promising bionematicide product, which we have begun development as MBI-304. Developing multiple products based on the same microbe allows for a more efficient use of research, development and manufacturing resources and enables us to leverage capital invested in existing technologies.

Continue to Develop and Commercialize New Products in Both Existing and New Markets

Our goal is to rapidly and efficiently develop, register and commercialize new products each year, with the goal of developing a full suite of pest management and plant health products. For example, while our current crop protection products address plant diseases, insects and nematodes, we are developing products that control weeds as well as products for improving fertilizer efficiency and reducing drought and salt stress. Our bioassay screening has identified at least four microbes that display activity against blue-green algae associated with toxic algal blooms, which have resulted in seasonal closures of some drinking water supplies in the Great Lakes region, and we are seeking partners to move these early-stage discoveries forward.

Target International Markets

Expanding international sales is an important component of our growth strategy, but the global markets for pest management products are intensely competitive. Our plan is to focus on key countries and regions with the largest and fastest growing biopesticide and plant health product markets for specialty crops and select row crops. We intend to work with regional distributors and distributors in key countries who have brand recognition and established customer bases and who can conduct field trials and grower demonstrations and lead or assist in regulatory processes and market development.

Leverage Manufacturing Capabilities

We initially used third-party manufacturers to produce all of our products on a commercial scale. In 2014, we completed the repurpose of a manufacturing facility that we purchased in July 2012 by installing three 20,000 liter fermentation tanks and constructing a dedicated building to house them, which has enabled us to manufacture in-house certain of our products. We believe that greater control of our own manufacturing capacity allows us to scale-up processes and institute process changes more quickly and efficiently while ultimately lowering manufacturing costs over time to achieve desired margins and protecting the proprietary position of our products. We continue to use third party manufacturers for Venerate and Majestene and for spray-dried powder formulations of Grandevo and Zequanox.

Our Products

Commercially Available Products

The table below summarizes our current portfolio of commercially available biopesticide products, which have been able to move through development, EPA approval and first U.S. market launch in four years or less and at a cost of $3.0 million to $6.0 million. We have continued to develop and refine these products after initial launch, producing new formulations, applying for expanded use labels and seeking new markets.

NAME	MARKET	TARGET	USE	STATUS

Regalia	Crop Protection, Home and Garden, Turf	Plant Disease/Plant Health	Protects against fungal and bacterial diseases and enhances yields	Commercially Available Domestically and Internationally

Grandevo	Crop Protection, Home and Garden, Turf and Ornamentals, Public Health, Forestry	Insects and Mites	Controls a broad range of sucking and chewing insects through feeding	Commercially Available Domestically; International Expansion Efforts Underway

Venerate	Crop Protection, Home and Garden, Turf and Ornamentals, Animal Health, Forestry	Insects and Mites	Controls sucking and chewing insects on contact	Commercially Available Domestically; International Expansion Efforts Underway

Majestene	Crop Protection, Turf	Plant Parasitic Nematodes	Controls soil-dwelling nematodes by preventing and reducing root galls, and by reducing adult reproduction and egg hatch	Commercially Available Domestically

Zequanox	Water Treatment	Invasive Mussels (In-Pipe and Open Water Habitat Restoration)	Controls invasive mussels that restrict water flow in industrial and power facilities and harm recreational waters	Commercially Available Domestically and in Canada

Regalia

•	Biofungicide

•	Crop Protection, Home and Garden, Turf: Targets Plant Disease, Improves Plant Health, Increases Yields

•	Commercially Available Domestically and Internationally

Regalia, a plant extract-based fungicidal biopesticide, or “biofungicide,” is EPA-registered for crop and non-crop uses and approved for use on foliage and roots in all states in the United States, including California and Florida, where the majority of the specialty crops are grown. It is also approved for sale in Brazil (tomatoes, potatoes, dried beans), Ecuador (flowers), Mexico (citrus and tree fruit, berries, tomatoes, peppers, potatoes, cucurbits, flowers, potatoes and grapes), Turkey (covered vegetables), Canada (tomatoes, grapes, strawberries, cucurbits, apples, turf, blueberries, hops (emergency use), ornamental plants and wheat), Peru (grapes and quinoa), South Africa (grapes), Morocco (cucurbits, tomatoes and grapes), Tunisia (tomatoes) and Panama, Dominican Republic, El Salvador, Guatemala and Honduras (potatoes, tomatoes, peppers, tobacco, cucurbits, beans, avocados, citrus, peanuts, papayas and strawberries). Registration efforts are currently underway in China, with Regalia demonstrating efficacy in government-conducted trials on tomatoes, cucurbits, strawberries and grapes. University researchers have extensively tested the product against several important plant diseases, especially against mildews. We, and our commercial partners, have also conducted hundreds of trials in the United States and abroad, including five years of crop trials in Europe. The data show that Regalia is an effective addition to a disease management program against a broad range of diseases and can increase yields in crops such as strawberries, tomatoes, potatoes, soybeans, rice, wheat, alfalfa, sugarcane and corn.

Regalia is made from an extract of the giant knotweed plant and acts by turning on a plant’s “immune system,” a process called induced systemic resistance. Regalia also enhances the efficacy of major conventional chemical fungicides, and we have received issued patents on this synergism. Regalia also is effective for seed treatment of soybean, corn and cotton, for which we have filed a patent application, and we have received an issued patent on the effects on root growth and yield when Regalia is applied to the seed or as a root stimulant. For example, in field tests and in actual grower use, Regalia has shown significant yield increases on strawberries, tomatoes, potatoes, soybeans, rice, wheat, alfalfa, sugarcane and corn, with less irrigation required for strawberries treated with Regalia.

We obtained an exclusive license relating to the technology used in our Regalia product line while Regalia was in the process development and formulation stage of product development. In addition to developing the supply chain to commercially market the product, using our natural product chemistry expertise, we developed an analytical method to measure and characterize the major compounds in the plant extract, and we enhanced these compounds several times in new formulations, providing Regalia with a broader spectrum of activity and better efficacy than the original licensed product. In addition, we improved the physical properties of our Regalia formulations and developed four formulations that meet organic farming standards. We have filed several patent applications with respect to these innovations. In addition, we have received a U.S. patent for modulating plant growth by treating roots of plants with Regalia (or other compounds or extracts of knotweed) and transplanting the plants into soil. We have also received a patent on the synergistic combination of Regalia or knotweed extract and some important chemical fungicides.

We launched Regalia SC, an earlier formulation of Regalia, into the Florida fresh tomatoes market in December 2008. This formulation had a limited label with a few crops and uses on the label and it was not compliant for organic listing. In 2009, we began selling Regalia-based plant health products in the United Kingdom (under the name Sentry R by Plant Health Care) and Ecuador (under the name Milsana), and we later received a revised, broader label with hundreds of crops for a new organic formulation, which we subsequently launched into the Florida vegetables and Arizona leafy greens markets. In January 2010, we received state approval in California and immediately launched Regalia into the leafy greens and walnuts markets. Key markets include vegetables in the southeast, citrus in Florida, leafy greens and vegetables in California and Arizona, walnuts and stone fruit in California and pome fruit and grapes in California and the Pacific Northwest. In December 2011 and August 2012, we received EPA approval and California regulatory approval, respectively, for an expanded Regalia label that includes new soil applications, instructions for yield improvement in corn and soybeans and additional crops and target pathogens. Our product for row crops is sold separately as Regalia Rx and for international markets, where the Regalia trademark is allowed, as Regalia Maxx. We submitted Regalia for registration in the European Union, which is one of the largest fungicide markets in the world. We received regulatory approval for Regalia in South Africa in June 2013, in El Salvador, Guatemala and Honduras in December 2013, in Peru in March 2014,

in Colombia in June 2014, in Tunisia and Morocco in late 2014 and in Brazil, for tomato, potato and dry beans, in December 2014. We have recently received EPA approval for three new formulations (12%, 16% and 5% that eliminated the solvent, hexanol), which will be used for market segmentation and replacement of existing formulations. In 2016, we launched the new formulation of Regalia 5% that eliminated hexanol, a solvent that is difficult to source and is likely to experience future regulatory restrictions. This new formulation disperses better in water and is easier to mix and rinse from containers and spray equipment.

Regalia, Regalia Maxx and Regalia Rx are USDA National Organic Program compliant and OMRI-USA/OMRI-Canada listed.

Grandevo

•	Bioinsecticide

•	Crop Protection, Home and Garden, Turf and Ornamentals, Public Health, Forestry: Targets Insects and Mites

•	Commercially Available Domestically, International Expansion Efforts Underway

Grandevo is based on a new species of microorganism, Chromobacterium subtsugae, which was discovered by a scientist at the USDA in Beltsville, Maryland, and which we have licensed and commercialized. Grandevo is a powerful feeding inhibitor: insects and mites become agitated when encountering it and will not feed and starve, or, if they do ingest it, die from disruption to their digestive system. Grandevo also has repellent effects on and reduces egg hatching and reproduction of target insects and mites. Grandevo is particularly effective against chewing insects (such as caterpillars and beetles) and sucking insects (such as stinkbugs and mealybugs, as well as thrips and psyllids, which are respectively known as “corn lice” and “plant lice”). Trials to date and reports from grower use have shown instances of commercial levels of efficacy as good as the leading conventional chemical pesticides on a range of chewing and sucking insect and mite pests, including two invasive species of psyllid affecting citrus and potato crops. Grandevo has also shown significant control of other pests such as plant-feeding fly larvae, mosquitoes, white grubs in turf grass, “leafmining” caterpillar larvae and other leaf-eating caterpillars. Grandevo has also shown efficacy against corn rootworm, a major pest of corn, which has reportedly been resistant to corn engineered for rootworm control. Grandevo has shown efficacy against other soil pests, including wireworms, root maggots and nematodes. Field trials are ongoing to further characterize Grandevo’s efficacy.

We obtained a co-exclusive license for the bacterial strain used in our Grandevo product line while Grandevo was undergoing primary screening as a potential product candidate. Since licensing the microorganism, we completed the testing and development necessary to produce and commercialize an EPA-approved product and have filed our own patent applications with respect to the microorganism, including its genome, synergistic combinations with conventional chemical pesticides, product formulations containing the bacterial strain as well as the chemistry produced by the microorganism upon which Grandevo is based. We have issued U.S. patents on one of these novel compounds produced by the bacteria and novel insecticidal and nematicidal uses.

We placed a prototype liquid formulation of Grandevo on a targeted basis under a limited label into the Florida citrus crop market in 2011. Commencing in the summer of 2012, we launched a dry formulation of Grandevo in markets across the United States where state registrations have been approved, targeting key markets, including citrus, tomatoes, peppers, strawberries, potatoes, leafy greens and other fruits and vegetables. This dry formulation was approved by the EPA in May 2012 and has been registered in all 50 states as well as Puerto Rico. In May 2013, we received EPA approval for a revised label reflecting Grandevo’s safety for bees. In addition, we submitted the registration dossier for Grandevo to Mexico and Canada and for emergency use in Brazil in October 2014. Grandevo has received completeness determination from the European Commission and is now cleared to begin the evaluation for Annex 1 listing and commercialization in the European Union with a draft decision expected in 2016. A June 2015 policy decision by the European Commission, the European Food Safety Authority and a Working Group of EU Member States has allowed Grandevo, which contains only non-

viable Chromobacterium subtsugae cells, to be evaluated as a microbial pesticide. Until this recent EU decision, only pesticides containing live microbes could be evaluated under EU regulation. Grandevo is being assessed under the Netherlands Government’s “Green Deal” Initiative, which has been created with an aim to “speed up the sustainability of PPPs (plant protection products) in agriculture and horticulture by facilitating the authorization of green PPPs with a low risk for humans, animals and the environment.” Efficacy trials recently completed in Europe will be used to support uses of Grandevo for the control of whitefly and thrips in Solanaceae (tomato, pepper and aubergine) and Cucurbitaceae (melon, cucumber and squash) crops.

Grandevo is USDA National Organic Program compliant and OMRI-USA/OMRI-Canada listed.

Venerate

•	Bioinsecticide

•	Crop Protection, Home and Garden, Turf and Ornamentals, Animal Health, Forestry: Targets Insects and Mites

•	Commercially Available Domestically, International Expansion Efforts Underway

Venerate is based on a microbial fermentation of a new bacterial species we isolated using our proprietary discovery process. We have identified compounds produced by the microorganism in Venerate that control a broad range of chewing and sucking insects and mites, as well as flies and plant parasitic nematodes, on contact, which is complementary to the anti-feeding effects of Grandevo. In addition, because we currently sell Venerate in a liquid formulation and Grandevo in a powder formulation, we are seeking to exploit opportunities for market segmentation, including for combinations with liquid fertilizer and for low-volume aerial applications. Venerate was approved by the EPA in February 2014 and we began to sell Venerate in May 2014. We submitted Venerate for the Canadian Pest Management Regulatory Agency registration in April 2014 and submitted the registration dossier for Venerate to Mexico in April 2014. We have conducted field trials on several crops and insects and mites, many of which show efficacy as good as leading conventional chemical pesticides. Venerate has shown positive results in field trials against soil insects of corn, wheat and soybeans applied both in-furrow and as seed treatments, and has shown broad spectrum activity across a wide range of pests, including Asian citrus psyllid, corn rootworm, stinkbugs, caterpillars and weevils. Additional trials are in progress in 2016.

We have filed patent applications on the microorganism and the natural product compounds that demonstrate insecticidal and nematicidal activity, as well as product formulations containing the microorganism. Venerate is USDA National Organic Program compliant and OMRI-USA/OMRI-Canada listed.

Majestene

•	Bionematicide

•	Crop Protection, Turf: Targets Plant Parasitic Nematodes

•	Commercially Available Domestically

Majestene is a bionematicide we have developed based on the microorganism used in Venerate. This nematicide is active against a broad range of nematodes, and in field trials it has been as effective as or better than the leading conventional chemical nematicide against soybean cyst, root knot, lesion, stunt, reniform, lance and burrowing nematodes. Crops tested include soybean, corn, cotton, strawberry, turf, tomato, potato and banana. Usage for Majestene as a nematicide was approved by the EPA in connection with its approval of the labels for Venerate in 2014, and a modified label with refined rates, nematode species and crops was approved in October 2015. We have filed a patent application for use of the bacterial strain in Majestene for use as a nematicide. We conducted a targeted placement of Majestene with key, early adopter growers in 2015, with our first sales in January 2016.

Zequanox

•	Biomolluscicide

•	Water Treatment: Targets Invasive Mussels (In-Pipe and Open Water Habitat Restoration)

•	Commercially Available in United States and Canada

•	USDA “BioPreferred” Program Certified Product

Zequanox addresses the problem of invasive zebra and quagga mussels, which clog pipes, disrupt ecosystems, encrust infrastructure and blanket beaches with razor-sharp shells. These mussels cause approximately $1.0 billion in damage and associated control costs annually in parts of the United States alone. There are limited treatment options available, many of which are time-consuming and costly, or harm aquatic flora and fauna. Zequanox is a biomolluscicide derived from a common microbe found in soil and water bodies, Pseudomonas fluorescens. Zequanox is an environmentally friendly, bio-based pest management product that is designed to kill over 75% of invasive mussels in treated pipe systems without causing collateral ecological damage. In July 2012, we conducted an open water trial in Deep Quarry Lake, Illinois, where the Zequanox treatment killed more than 90% of the tested mussels on the lake bed. This level of control in open water treatments was repeated in 2013. We generated revenues for treating an Oklahoma Gas & Electric facility in 2012 and 2013 and a First Light & Power facility along the Housatonic River in Connecticut in 2014. In addition, Zequanox was used by the Minnesota Department of Natural Resources and the Minnehaha Creek Watershed District’s Aquatic Invasive Species Program in 2014 to treat an infestation of these invasive mussels in Christmas Lake, resulting in 100% control of the mussels in the tested area. Zequanox is approved in Canada and is the only product EPA-approved for open water application in the United States other than copper, which is rarely used due to its negative environmental effects.

At recommended application rates, Zequanox is not toxic to other aquatic life, including ducks, fish, crustaceans and other bivalve species such as native clams or mussels. Zequanox is safe to workers, less labor intensive and requires shorter treatment times as compared to conventional chemical pesticides. Zequanox can be used by power plants and raw water treatment facilities as an alternative to conventional chemical treatments such as chlorine, or as a complement to those products.

We entered into a license agreement with The University of the State of New York pursuant to which we were granted an exclusive license under the University’s rights relating to the bacterial strain used in our Zequanox product line while the product’s natural product chemistry was still under investigation. Since then, we have developed dry powder formulations, significantly improved the fermentation process for higher cell yield, allowing us to increase manufacturing scale, and filed patent applications relating to natural product compounds in the Zequanox cells we have identified and product formulations we have developed. In addition, we have received $1.1 million in grants from the National Science Foundation for work needed to commercialize the bacterial strain in Zequanox, which is currently being marketed and sold directly to U.S. power and industrial companies. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals.

Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale and substantially improve margins. However, we are currently in discussions with large water treatment companies to further develop Zequanox and expand it commercially. In addition, we continue to work with state, federal and bi-national partners via the Great Lakes Commission’s Invasive Mussel Collaborative and the EPA’s Great Lakes Restoration Initiative to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool as zebra and quagga mussels selectively feed on beneficial algae while rejecting toxic blue-green algae.

Product Pipeline

Our pipeline consists of product candidates in various stages of development, including biostimulant and plant health products that do not require EPA registration, products submitted to the EPA for registration and other promising product candidates under development, as well as other early-stage discoveries. We have been implementing a prioritization plan for our pipeline candidates, focusing first on those that are expected to have the greatest near-term growth potential. We are seeking collaborations with third parties to develop and commercialize more early stage candidates.

Haven (MBI-505)

•	Anti-transpirant

•	Crop Protection, Turf and Ornamentals: Enhances Crop Yields and Plant Health

•	Subject to State Registrations; Under Development

Haven (MBI-505), a plant health product candidate that helps prevent plants from drying out, or “anti-transpirant,” is based on a technology of naturally-derived, plant-based compounds that we licensed from Kao Corporation for use in the United States. The licensed patents are directed to methods of promoting plant growth and increasing biomass and crop yield. We developed new formulations and are conducting field trials showing that Haven protects and enhances yields by reflecting heat from leaves, which reduces plant water loss, allowing plants to thrive better in sun-stressed environments. Field trials in 2014 in the United States and Chile demonstrated a reduction in sun-stressed fruit and an increase in quality characteristics on citrus, apples and grapes, increased yields on walnuts, almonds and wheat, often equal to or better than the commercial standard, and increased turf growth. Unlike competing products, Haven does not leave an undesirable white deposit on crops.

MBI-010

•	Bioherbicide

•	Crop Protection, Home and Garden, Turf: Targets Weeds

•	Under Development

MBI-010 is based on the same species of bacteria used to produce Venerate and Majestene, which we isolated using a proprietary discovery process that identifies herbicides that inhibit a certain plant enzyme. MBI-010 produces several herbicidal compounds, some of which are novel, that are rapidly taken up by germinating seeds and by the roots of seedling and mature weeds. MBI-010 has demonstrated effectiveness against a range of weeds, including weeds resistant to leading conventional chemical herbicides, either after or before the weeds’ emergence. MBI-010 has also demonstrated a novel mode of action (inhibiting histone deacetylase enzymes), and some of its active compounds are transmitted systemically through the vascular structure of weeds. We have filed a patent application with respect to the MBI-010 formulation uses and its associated natural product compounds as an herbicide. We also received an issued U.S. patent on the process we used to discover MBI-010 and certain other bioherbicides. We expect to submit MBI-010 to the EPA in late 2016 or early 2017.

MBI-601

•	Biofumigant

•	Crop Protection, Home, Industrial: Targets Plant Disease, Nematodes and Insects

•	Under Development

MBI-601 is a biofumigant based on a novel and proprietary genus of fungus, Muscodor, which was discovered by a professor at Montana State University. We obtained a co-exclusive license for several strains and species of this fungus, which produces a suite of gaseous natural product compounds that have been shown to control certain species of harmful fungi and bacteria that cause plant diseases and to control nematodes and some insect species. We believe that MBI-601 may be used for agricultural and industrial applications, including post-harvest control of fruit and flower decay and pre-planting control of plant diseases and nematodes as a viable alternative to methyl bromide and other chemical fumigants, which are subject to significant regulatory restrictions and for which few effective, non-toxic alternatives are available. We submitted MBI-601 to the EPA in April 2014. In 2014, we obtained a license to an artificial mixture of the gaseous compounds produced by the Muscodor fungus, which extends the potential uses of this technology by enabling development of products at a potentially lower cost and better shelf stability than versions using the living fungus.

MBI-110

•	Biofungicide and Plant Health

•	Crop Protection, Home and Garden: Targets Plant Disease, Improves Plant Health

•	Under Development

MBI-110 is based on microbial fermentations of a newly identified Bacillus strain we isolated using our proprietary screening platform. MBI-110 is being developed as a biofungicide, targeting difficult to control plant diseases such as Sclerotinia white molds, gray mold and downy mildews. We have identified compounds, some of which are novel, produced by the microorganism in MBI-110 that control a broad range of plant diseases. We have filed a U.S. patent application covering fungicidal uses and have been issued a U.S. patent on related claims. We submitted MBI-110 to the EPA in January 2016. Several field trials were conducted in Europe in 2014 and the United States in 2013 and 2014 that showed good efficacy against white molds and downy mildews.

Other Products and Candidates

In addition to the above, pursuant to an agreement with Isagro USA, we intend to distribute Bio-Tam 2.0, a biofungicide for soil-borne disease control and grapevine disease control that complements our existing products, particularly Regalia. Bio-Tam 2.0 recently gained EPA registration for grapevine trunk diseases caused by Eutypa, Botyrosphaeria (Esca), Phomopsis and other fungi, which are responsible for significant economic losses to the wine and grape industry worldwide, including the Western United States, and for which there are few registered conventional chemical pesticides.

We have also developed patented technology relating to a number of other product candidates, including MBI-304, a bionematicide product candidate based on the microorganism used in Grandevo; MBI-011 and MBI-005, bioherbicides that have received EPA approval; and MBI-302, a bionematicide with an EPA registration package that is nearly complete. We are also developing MBI-507, a plant health product and plant root and growth biostimulant based on the living spores of a new Bacillus amyloliquefaciens strain, for which we have received an issued U.S. patent on these claims. We are seeking collaborations with third parties to develop and commercialize certain of these and other promising early-stage candidates, but as resources permit, we may choose to move some of these product candidates forward internally.

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

Our Discovery and Product Development Process

Our proprietary technology comprises a sourcing process for microorganisms and plant extracts, an extensive proprietary microorganism collection, microbial fermentation technology, screening technology and a process to identify and characterize natural compounds with pesticidal activity. Our technology enables us to isolate and screen naturally occurring microorganisms and plant extracts in an efficient manner and to identify those that may have novel, effective and safe pest management or plant health promoting characteristics. We then analyze and characterize the structures of compounds either produced by selected microorganisms or found in plant extracts to identify product candidates for further development and commercialization. We have screened more than 18,000 microorganisms and 350 plant extracts, and we have identified multiple product candidates that display significant levels of activity against insects, nematodes, weeds, plant diseases and invasive species such as zebra and quagga mussels, aquatic weeds and algae. We also have produced a collection of microorganisms from taxonomic groups that may enhance nutrient uptake in plants, reduce stress and otherwise increase plant growth. Our product candidates come primarily from our own discovery and development, as well as in-licensed technology from universities, corporations and governmental entities.

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

Our deep understanding of natural product chemistry allows us to develop fermentation and formulations that optimize the concentrations, efficacy and stability of compounds produced by microorganisms or plants. These methods allow us to produce products that are highly effective and of a consistent quality on a commercial scale. With the successful commissioning of our manufacturing facility, we have added a wealth of know-how and have demonstrated an ability to manufacture products that are effective and of a consistent quality on a commercial scale.

Our commercial products are sold in various formulations and are tailored to meet customers’ needs and display performance characteristics such as effectiveness, shelf life, compatibility with other pesticides and ease of use. Our senior management’s numerous years of experience in the development of commercial products and formulations have resulted in a highly efficient product development process.

Our discovery and development process is illustrated in the following diagram:

Discovery

We have found over 25 candidates for commercial development from our proprietary discovery process, including Venerate, a new bacterial species and bioinsecticide, MBI-011, a burndown bioherbicide, MBI-010, a systemic bioherbicide, MBI-302 and MBI-303, bionematicides, MBI-110, a biofungicide, and MBI-507, for plant health, as well as several bioalgaecides, additional biofungicides, bioherbicides, bionematicides and plant growth enhancers. Key aspects of our discovery process include:

Collection and isolation. Using our years of experience, we target selected habitats and niches of high biodiversity to collect soil, compost, insects, flowers or other biological matter from which we isolate our proprietary microorganisms on proprietary media. We capture information in a microorganism database such as taxonomic groups, geographical locations, types of samples, niches and habitats where collected and biological activity. We also isolate microorganisms that improve the efficiency of plants to uptake nitrogen and phosphorous. In addition to isolating our own microorganisms, which make up approximately 90% of our collection, we have had collaborations with three companies plus the Scripps Institution of Oceanography to diversify our sourcing of microorganisms.

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

Novel and proprietary screening methods for weeds and nematodes. We have used proprietary assays based on specific enzymes that find systemic herbicidal compounds from microorganisms, one of which is the subject of an issued patent covering identification of compounds that act systemically through plants’ vascular systems. We have developed a rapid, efficient method to find microorganisms that produce compounds with a high level of activity against plant parasitic nematodes.

Natural product chemistry. Using high-performance liquid chromatography (“HPLC”) with diode array detection technology, liquid chromatography-mass spectroscopy (“LCMS”), gas chromatography-mass spectroscopy (“GC-MS”) and nuclear magnetic resonance (“NMR”), we compare the natural product compounds produced by each of the selected microorganisms with known compounds. This allows us to eliminate those microorganisms that produce known toxins and to select those that we believe are novel and safe. From the selected microorganisms, we identify and characterize the natural product compounds responsible for their pesticidal activity by using HPLC, LCMS, GC-MS and NMR equipment. We then develop analytical methods to measure the quantity of these compounds in individual fermentation batches, determine the quantities needed to maximize efficacy and to ensure consistent levels of these compounds from batch to batch.

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

Product Development

We believe that by maintaining a strong reputation in the industry, many opportunities come to us for development in addition to our own discoveries from our in-house efforts. Once we discover or are brought an opportunity, we make a preliminary assessment of the commercial potential of a natural product determined through laboratory, greenhouse and initial field tests. We then select product candidates we have discovered in-house or in-licensed for further development. Key aspects of our product development process include:

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

Formulation. We are able to develop proprietary wettable powder, liquid and granule formulations that allow us to tailor our products to customers’ needs. This allows us to develop product formulations with enhanced performance characteristics such as effectiveness, value, shelf life, suitability for organic agriculture, water solubility, rain resistance, compatibility with other pesticides and ease of use. Formulation is critical to ensuring a bio-based pest management and plant health product’s performance. Our understanding of the natural product chemistry allows us to develop formulations that maximize the effectiveness and stability of the compounds produced by the microorganisms or plants.

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

Sales, Marketing and Distribution

In the United States, we sell our products through our own internal sales force, which consists of 8 employees focused on managing distributor relationships and creating grower demand for our products. In addition, a dedicated team of 4 employees provide technical service support to both our customers and sales representatives on the use of our products in IPM programs, both for conventional growers as well as for an expanding number of organic growers. Our sales force covers all major regions in the United States, including California and the Pacific Northwest, the Southeast, the Northeast, the Mid-Atlantic and the Midwest regions, with an emphasis on high-value specialty crops (fruits, nuts and vegetables). We currently sell our crop protection product lines, Regalia, Grandevo, Venerate and Majestene, through leading agricultural distributors, including members of the Integrated Agribusiness Professionals group. These are the same distribution partners that most major agrichemical companies use for delivering solutions to growers across the country. For our water treatment product line, Zequanox, we are seeking sales and distribution partners for in-pipe and open water uses. Zequanox is currently being marketed and sold directly to a selected group of U.S. power and industrial companies.

With respect to sales outside of the United States, we have signed exclusive international distribution agreements for Regalia with major international distributors such as FMC (for certain markets in Latin America), Syngenta (for specialty crop markets in Africa, Europe and the Middle East) and Engage Agro (for markets in Canada and professional turf and ornamental plant markets in the United States). We also intend to work with regional distributors and distributors in key countries who have brand recognition and established customer bases and who can conduct field trials and grower demonstrations and lead or assist in regulatory processes and market development. For example, we are in discussions and have testing agreements with distributors in Brazil, Australia, New Zealand and Europe, and for certain other foreign markets for Grandevo and Venerate.

We have also recently entered into an agreement with Isagro USA with respect to distribution of their Bio-Tam 2.0 product line in California, Oregon, Washington and Arizona. We believe we can leverage our existing sales, marketing and distribution network to bring in additional revenues from sales of this product, while enhancing our overall product portfolio.

We derived approximately 89%, 91% and 95% of our total revenues from Regalia and Grandevo for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. For the year ended December 31, 2015, our top two distributors accounted for 38% of our total revenues.

While the biopesticide industry has been growing, customers in the crop production and water treatment sectors are generally cautious in their adoption of new products and technologies and may perceive bio-based pest management products as less attractive than conventional chemical pesticides. Growers often require on-farm demonstrations of a given pest management or plant health product, and given the relative novelty of our water treatment products, consumers of those products will continue to require education on their use. We are implementing the following strategies to accelerate adoption rates and promote sales of our bio-based pest management and plant health products:

Rebuilding a focused and effective sales and marketing team that shares our values. We were significantly negatively impacted by the departures of our former chief operating officer, who led our sales and marketing teams, and significant members of our sales staff in the third quarter of 2014. Over the last year, we have been rebuilding our sales and marketing teams, including hiring highly experienced personnel to train our sales force and a new head of marketing to guide an expanded marketing department. In addition, we are more effectively organizing the data and educational material that we have amassed over nine years of operations on our bio-based products as well as organic and sustainable agricultural practices in order to train and equip our sales staff to communicate with and educate distributors and growers. We believe that hiring and training a sales and marketing staff with a high level of technical expertise and knowledge regarding the capabilities of our bio-based products is essential to expanding adoption of our products by growers and sales to distributors. In addition, we are expanding our field development team to include more technical service activities to support sales.

Develop an extensive demonstration program. We believe that for growers to be convinced that a bio-based pesticide or plant health product works, they often must see it for themselves. Growers risk their crop each time they try a new product, and often produce only one crop per year on any given plot of land. Further, bio-based pesticide and plant health products are often applied differently and at different times than conventional chemical pesticides and so may be used incorrectly by an inexperienced grower or advisor, decreasing efficacy. We typically conduct on-farm demonstrations with growers in the first year they try one of our products on smaller plots of land to ensure successful application, promoting the continued use of our products in future years across more acres. In addition, we work with distributors to determine which crops to emphasize in a given year and which area to maximize the effectiveness of our demonstration program.

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

Educate growers and water resource managers about the benefits of our bio-based pest management products. We will continue to perform on-farm and in-facility demonstrations and provide field data packages to support and validate our product claims. We will also continue to participate in trade shows and conferences to educate growers, their licensed pest control advisors and water resource managers about the benefits of our bio-based pest management products. When in the field, our sales and technical service team members have access to a wealth of information regarding our products and on pre-loaded tablet computers to assist in solving growers’

and distributors’ problems real-time. We have provided a free application for mobile phone users to assist in calculating tank mix quantities, as well as webinars and an online course on bio-based pest management products, which can be taken by growers for continuing education credit to maintain crop protection product applicator licenses. We intend to continue to expand our efforts to work with utilities, especially through potential distribution partners, which we believe will create increased demand for Zequanox in adjacent market spaces beyond the power and industrial treatment opportunities we are currently targeting.

Develop and leverage relationships with key industry influencers. We will continue to develop relationships early in the product development process with influential members within our target markets, including large innovative growers, technical experts at leading agricultural universities, licensed pest control advisors, wineries, food processors, produce packers, retailers and power facilities. We believe that educating industry influencers about the benefits of Regalia, Grandevo, Venerate, Majestene, Zequanox and our future products increases the likelihood that they will recommend our products to our distributors and end users.

Focus our own sales and marketing on the United States, while signing strategic agreements for international markets, turf, ornamental plants and consumer retail. Because of the concentration of large growers in the United States, we can access these customers through our own sales force. For international markets for Zequanox, we intend to develop strategic partnerships with large suppliers and distributors of water products. For Regalia, Grandevo, Venerate and Majestene, we have distribution agreements with leading agrichemical companies and national and regional distributors. For future products, distribution agreements will be developed with regional and national distributors or large multinationals on a case-by-case basis, depending on their expertise in the regions. We have engaged distributors that are selling Regalia in Canada for specialty crops, in the United States for turf and ornamental plants, and in parts of the Midwestern United States for row crops. We have also engaged a distributor, Engage Agro, who is selling Grandevo and Regalia in the United States for turf and ornamental plants as Grandevo PTO and Regalia PTO, respectively. We have an exclusive relationship with Scotts Miracle-Gro for the consumer retail market, and have recently submitted dossiers to Canadian regulators for consumer retail uses of Regalia and Grandevo as part of our relationship with Scotts Miracle-Gro.

Manufacturing

We have substantially transitioned our manufacturing processes in-house to our Bangor, Michigan facility, which was formerly used as a biodiesel plant prior to our acquisition in July 2012. Biopesticide formulation, microbial fermentation and product packaging are among the facility’s core competencies. We believe in-house manufacturing enhances control and flexibility in production while lowering manufacturing costs over time to achieve desired margins, in addition to strengthening intellectual property security. The facility has significant room for expansion to install drying capacity and larger fermenters to accommodate production of multiple products at higher volumes.

We now ferment our Grandevo and Zequanox products in our manufacturing facility, but use a third-party contractor for formulating them into spray-dried powders. The facility also accommodates full-scale production of Regalia. While we have the ability to produce the majority of our products using our own manufacturing capacity, we currently exclusively use third parties to manufacture Venerate and Majestene as a result of regulatory requirements that would require additional capital investment to produce these products in-house, and we expect to continue to utilize third-party manufactures for supplemental production capacity to meet excess seasonal demand. Once manufactured, we may use our own facility or third parties to package and label products.

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

Research and Development

As of December 31, 2015, we had 35 full-time equivalent employees dedicated to research and development and patent related activities, 7 of whom hold Ph.D. degrees, plus 4 sales and field development personnel who focus on technical support and demonstration and research field trials. Our research and development team has technical expertise in microbiology, natural product and analytical chemistry, biochemistry, fermentation, entomology, nematology, weed science, plant physiology, plant pathology and aquatic sciences. Our research and development activities include discovery, product development, product support, regulatory, patent and field trial activities, which are principally conducted at our Davis, California facility as well as by our field development specialists on crops and mussel-infested facilities in their respective regions. We have reduced the size of our research and development staff compared to prior periods as part of our measures to streamline business operations, but we have made, and will continue to make, substantial investments in research and development. Our research and development expenses, including patent expenses, were $13.5 million, $19.3 million and $17.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Intellectual Property Rights

We rely on patents and other proprietary right protections, including trade secrets and proprietary know-how, to preserve our competitive position. As of December 31, 2015, we had 25 issued U.S. patents and 87 issued foreign patents (of which 5 U.S. patents and 37 foreign patents were in-licensed), 29 pending U.S. provisional and non-provisional patent applications (of which 1 was in-licensed), and 179 pending foreign patent applications (of which 5 were in-licensed) relating to microorganisms and natural product compounds, uses and related technologies. As of December 31, 2015, we had received 16 U.S. trademark registrations and had 7 trademark applications pending in the United States. As of December 31, 2015, we also had received 61 trademark registrations and had 19 trademark applications pending in various other countries.

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

One of our commercially available products and certain of our lead product candidates are based on microbes we have identified using our proprietary discovery process, including Venerate, Majestene and MBI-010, which are based on a Burkholderia bacterium, with respect to which we have 10 issued patents and 36 pending patent applications (both U.S. and foreign), and MBI-110 and MBI-507, which are based on a Bacillus strain, with respect to which we have 3 issued patents and 13 pending patent applications (both U.S. and foreign).

We have also entered into in-license and research and development agreements with respect to the use and commercialization of Regalia, Grandevo and Zequanox, as well as certain products under development, including Haven (MBI-505) and MBI-601. Under the licensing arrangements for our commercially available products, we are obligated to pay royalty fees between 2% and 5% of net sales of these products, subject in certain cases to aggregate dollar caps. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. For Regalia, the licensed patent is related to a method of extraction of knotweed. These patents acquired for Regalia and in-licensed for Zequanox will expire in or around 2017, although we have filed separate patent applications with respect to both product lines and have been issued two U.S. patents with respect to Regalia and two for Zequanox. In addition, the in-licensed U.S. patent for Grandevo is expected to expire in or around 2024, but there is a pending patent application relating to Grandevo that could expire later than 2024, if issued, and we have also filed separate patent applications for Grandevo of which four have been issued on a novel compound and uses for nematodes, corn rootworm and a variety of insects. While third parties thereafter may develop products using the technology under the expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business. Certain additional information regarding the intellectual property associated with commercially available products based in part on in-licensed technology follows:

•	Regalia. We entered into an exclusive license agreement with a company co-founded by Dr. Hans von Amsberg, a former employee of German chemical producer BASF, in May 2007 for U.S. and limited international use of a U.S. patent and technology used in our Regalia product line. We have also filed patent applications with respect to new formulations of Regalia. Two U.S. patents have been issued on the synergistic combinations with biopesticides and conventional chemical pesticides and one patent has been issued on the new uses for soil and roots.

•	Grandevo. We entered into a co-exclusive license agreement with the USDA in November 2007 for the use in the United States of a U.S.-issued patent and a U.S. patent application relating to the Chromobacterium subtsugae bacteria used in our Grandevo product line. We have filed patent applications on the compounds produced in the bacterial cells, gene sequences and new uses for the Chromobacterium subtsugae bacteria, and for new uses and new formulations of our Grandevo product line. Four U.S. patents have been issued on a novel compound produced by the bacteria for uses on a variety of insects, use for corn rootworm populations and for nematode control. While a second company has licensed the USDA’s patent with respect to the Chromobacterium subtsugae bacteria and could develop products based on the same underlying intellectual property, we have not provided this company access to the proprietary technology we have developed relating to Grandevo.

•	Zequanox. We entered into a license agreement with The University of the State of New York in December 2009 pursuant to which we were granted an exclusive license under the University’s rights for the worldwide use of a U.S.-issued patent and a Canadian-issued patent relating to the Pseudomonas fluorescens bacteria used in our Zequanox product line. Two U.S. patents have been issued on the natural, mussel-killing compounds in the bacteria, and we have filed patent applications relating to various Zequanox active ingredients.

Regulatory Considerations

Our activities are subject to extensive federal, state, local and foreign governmental regulations. These regulations may prevent us or our collaborators from developing or commercializing products in a timely manner or under technically or commercially feasible conditions and may impose expenses, delays and other impediments to our product development and registration efforts. In the United States, the EPA regulates our bio-based pest management products under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), the Federal Food, Drug and Cosmetics Act (“FFDCA”) and the Food Quality Protection Act (“FQPA”). In addition, some of our plant health products are regulated as fertilizers or biostimulants in each of the fifty states.

In 2004, the United States Congress passed the Pesticide Registration Improvement Renewal Act, which was reauthorized in 2007 and 2012, a result of efforts from an industry coalition of pesticide companies and environmental groups, to codify pesticide approval times in return for user fees. This law facilitates faster approval times for biopesticides, with EPA approvals typically received within 16 to 24 months, compared with 36 months or longer for conventional chemical pesticides. Registration processes for state and foreign governments vary between jurisdictions and can take up to 12 months for state governments, such as California and New York, and up to 36 months or more for foreign governments. In some instances, California and Canada will conduct joint reviews with the EPA, which allows some pesticides to receive concurrent approvals in California, Canada and the United States. However, in most instances, most foreign government submissions will not occur until after a U.S. registration has been secured. To register a crop protection product with the EPA, companies must demonstrate the product is safe to mammals, non-target organisms, endangered species and the environment. To demonstrate the bio-based pest management product’s safety, required studies must be conducted that evaluate mammalian toxicology, toxicological effects to non-target organisms in the environment (ecotoxicological exposures) and physical and chemical properties of the product. The registration dossier is subject to both scientific and administrative reviews by EPA scientists and management before registration approval. The scientific review involves thorough evaluation of submitted data and completion of risk assessments for human dietary and ecotoxicological exposures. Upon completion of this process, the registration package, including the proposed label, is sent to the Office of General Council for legal review. The final step in the registration process is administrative sign-off by the EPA director of the Biopesticides and Pollution Prevention Division.

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

While these regulations substantially increase the time and cost associated with bringing our products to market, we believe that our management team’s significant experience in bringing our and other companies’ technologies through EPA, state and foreign regulatory approval, efficient development process and ability to leverage our strategic collaborations to assist with registrations, particularly in Europe and Latin America, will enable us to overcome these challenges.

Since our plant health products (which are classified by the EPA as biostimulants) are not used to control pests, they currently fall outside the legal scope of FIFRA, FFDCA and FQPA and, therefore, we do not need to submit applications for EPA registrations for such products. However, we must still submit state registrations for our plant health products, and those containing microbes of foreign origin may also need to be “deregulated” (or determined not to be a plant pest) under the Plant Protection Act by the USDA Animal and Plant Health Inspection Service prior to use in field trials or for large scale release. Nevertheless, the regulatory process is significantly accelerated compared to that for biopesticides.

Regalia. The EPA granted approval for the Regalia SC formulation in August 2008, for the Regalia 5% (“Regalia”) formulation in May 2009, for the Regalia 20% (“Regalia Maxx”) formulation in January 2010 and for a “ready to use” consumer formulation in January 2010. Regalia is currently registered in all U.S. states and Puerto Rico. We have also registered Regalia Maxx in Brazil, Mexico, Canada, South Africa, Ecuador, Turkey, Panama, El Salvador, Guatemala, Honduras, Peru, the Dominican Republic, Morocco and Tunisia. We submitted an Annex 1 registration dossier to the European Union. Our Regalia registration package has completed initial review by regulatory authorities in the United Kingdom, which is serving as lead for completing the Annex 1 (active substance) listing of Regalia for the European Union. The UK-generated risk assessment has completed its technical review by the European Food Safety Authority, and it is currently being reviewed by the European Commission for Annex 1 listing consideration. In addition to obtaining the Annex 1 listing, we must obtain

Annex 3 authorization approval from each country in which we plan to market and sell products. Regalia Maxx will be marketed as “Sakalia” by Syngenta in Europe and much of the Middle East and Africa. In January 2016, we launched a new formulation of Regalia that no longer contains hexanol, which is difficult to source and is likely to experience future regulatory restrictions. This new formulation of Regalia disperses better in water and is easier to mix and rinse from containers and spray equipment.

Grandevo. In August 2011 and May 2012, the EPA granted approval for the Grandevo insecticide “technical grade active ingredient” and a wettable powder formulation, respectively. The wettable powder formulation is registered in all 50 states as well as Puerto Rico and the District of Columbia. In May 2013, we received EPA approval for a revised label reflecting Grandevo’s safety for bees. In addition, we submitted the registration dossier for Grandevo to Mexico and we also received permission to field test Grandevo in Brazil, Australia, New Zealand and South Africa, allowing us to prepare the dossiers for submission in those countries. We submitted dossiers for Grandevo registration in Europe and Canada in 2015, with the Netherlands recently finding the Grandevo dossier meeting “completeness check” requirements in July 2015 and officially starting the dossier review for the EU. Grandevo is also currently being field evaluated in a Brazilian government sponsored emergency use program to control an outbreak of Heliocoverpa armigera infestations in cotton and soya. Grandevo was submitted to the emergency use program in October 2014 and is under active review and field evaluation by Brazilian regulatory agencies. Concurrently, we have other field trials either underway or planned in Brazil for 2016 on a variety of insect pests in order to have additional crop-pest uses added to the regulatory dossier and label.

Venerate. In February 2014, the EPA granted approval for Venerate. Venerate is currently registered in 48 states and Puerto Rico, with registration pending in New York and Hawaii. In 2014, we submitted Venerate registration dossiers in Canada and Mexico. Several key regulatory efficacy trials to support Venerate Annex 1 listing in Europe have been completed and ongoing work will enable us to submit a dossier for Venerate in 2016. As with Grandevo, Venerate is also currently being field evaluated in a Brazilian government sponsored emergency use program to control an outbreak of Heliocoverpa armigera infestations in cotton and soya. Venerate also was submitted to the emergency use program in October 2014 and is under active review by Brazilian regulatory agencies. Concurrently, we have other field trials either underway or planned in Brazil for 2016 on a variety of insect pests in order have broader uses available.

Majestene. In October 2015, the EPA granted product registration for Majestene. Majestene is currently registered in more than 25 states, including key states of Florida, Georgia, South Carolina, North Carolina, Wisconsin, Idaho, Washington and Oregon. We are currently preparing 2015 efficacy trial data to support product registration in California, with a regulatory submission to support tomato, strawberry, potato and corn uses in California made in the first quarter of 2016. With additional efficacy trial data expected in 2016, we expect to submit an expanded crop label to states in late 2016 or early 2017.

Zequanox. In July 2011, the EPA granted a conditional approval of the “technical grade active ingredient” in an early formulation of Zequanox. A spray-dried powder formulation, which is an improvement over the “end product” approved in July 2011, was approved with an unconditional registration in March 2012, and this formulation is now commercially available. We also received approval for Zequanox for use in hydroelectric plants in Canada in November of 2012. We received EPA approval for open water uses in June 2014. Currently, Zequanox is being evaluated by several U.S. and Canadian federal, state and provincial entities as an invasive mussel eradication, native mussel habitat restoration and harmful algal bloom prevention tool in the Great Lakes region under the auspices of government programs. In-pipe and open water labels have been approved in all targeted states, with the exception of California where in-pipe uses are currently registered and the open water use label is under evaluation.

As with any pesticide, our pest management products will continue to be subject to review by the EPA and state regulatory agencies. The EPA has the authority to revoke the registration or impose limitations on the use of any of our pest management products if we do not comply with the regulatory requirements, if unexpected problems occur with a product or if the EPA receives other newly discovered adverse information. See Part I-Item 1A-

“Risk Factors—Risks Relating to Our Business and Strategy—Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of the products we are developing and commercializing.” Our research and development activities are also subject to federal, state and local worker safety, air pollution, water pollution and solid and hazardous waste regulatory programs and periodic inspection. We believe that our facilities are in substantial compliance with all applicable environmental regulatory requirements.

Competition

For pest management products, performance and value are critical competitive factors. To compete against manufacturers of conventional chemical pesticides and genetically modified crops, we need to demonstrate the advantages of our products over these more established pest management products. Many large agrichemical companies are developing, and have introduced, new conventional chemical pesticides and genetically modified products that they believe are safer and more environmentally friendly than older conventional chemical products.

The pest management market is very competitive and is dominated by multinational chemical and life sciences companies such as Arysta, BASF, Bayer, Dow Agrosciences, DuPont, FMC, Monsanto, Sumitomo Chemical and Syngenta. Universities, research institutes and government agencies may also conduct research, seek patent protection and, through collaborations, develop competitive pest management products. Other companies, including bio-specialized biopesticide businesses such as AgraQuest (now a part of Bayer), Certis USA (now a part of Mitsui), Novozymes (in a joint venture with Monsanto) and Valent Biosciences (now a part of Sumitomo) may prove to be significant competitors in the bio-based pest management and plant health market. In addition, we could face competition in the future from new, well-financed start-up companies such as AgBiome and Indigo.

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

Employees

In connection with our recent changes in business strategy, we have significantly reduced overall headcount, while building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers in specialty crop markets as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. As of December 31, 2015, we had 86 full-time equivalent employees, of whom 9 hold Ph.D. degrees. Approximately 35 employees are engaged in research and development and patent related activities, 17 in sales and marketing (including 4 sales and field development personnel who focus on technical support and demonstration and research field trials), 21 in operations, including manufacturing, supply chain and quality assurance, and 13 in management, accounting/finance and administration. None of our employees are represented by a labor union.

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

We are an early stage company with a limited number of commercialized products. We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. As of December 31, 2015 and 2014, we had an accumulated deficit of $203.6 million and $159.8 million, respectively. For the years ended December 31, 2015, 2014 and 2013, we had a net loss attributable to common stockholders of $43.7 million, $51.7 million and $32.6 million, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability, and we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through December 31, 2015, we have derived substantially all of our revenues from sales of Regalia and Grandevo. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, such as Zequanox, Venerate and Majestene, as well as our ability to increase sales of Regalia and Grandevo and to introduce new products. An investor in our stock should consider the challenges, expenses and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of Regalia, Grandevo, Zequanox, Venerate, Majestene and other products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of Regalia, Grandevo, Zequanox, Venerate and Majestene, and other product candidates. We expect to incur additional losses for the foreseeable future, including at least the next several years, and may never become profitable.

There is uncertainty about our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We currently estimate that by the fourth quarter of 2016, without entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity or debt, we will be below the minimum cash balance requirement in our promissory notes with affiliates of Waddell & Reed. Further, although under a promissory note with Five Star Bank our lender has waived a requirement to remain below a maximum debt-to-worth ratio under this agreement through December 31, 2016, we expect that immediately after this waiver has expired, we will be in violation of this covenant as well. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, would have a material adverse effect upon our business and would likely require us to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, we may be required to seek protection from creditors through bankruptcy proceedings. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, or raise additional capital and increase revenues. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We expect to require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

In our August 2015 private placement transaction, we issued senior secured promissory notes in the initial aggregate principal amount of $40.0 million, which accrue interest at a rate of 8% per annum, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. In June 2014, we borrowed $10.0 million pursuant to a promissory note with a bank, which accrues interest at a variable interest rate, 5.25% per annum as of December 31, 2015, and which is repayable in monthly payments through June 2036. We also completed private placements in October 2012 and April 2013 of promissory notes in the aggregate principal amount of $12.5 million, which accrue interest at 18% through maturity in October 2017. The debt agreements with respect to these transactions contain various financial and other covenants, as discussed below, and our obligations under the loan agreements are secured by all of our real and personal property assets and general intangibles.

As we expect to continue to incur significant losses until we are able to significantly increase our revenue, we expect to need significant additional financing to meet the financial covenants or pay the principal and interest under our debt agreements, as well as to maintain and expand our business. We may seek additional funds from public and private stock offerings, corporate collaborations and licenses, borrowings under lease lines of credit or other sources. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be significantly dilutive to stockholders, and debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, our existing loan agreements contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment if we incur additional indebtedness and liens and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the debt agreements, which could require us to pay additional prepayment penalties. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

Certain of our debt agreements also contain financial covenants, including maintaining minimum current, debt-to-worth and loan-to-value ratios and certain cash balance requirements, in addition to provisions providing for an event of default if there is a material adverse change in our financial condition and if we are in default under certain of our other agreements. While we are not currently in default under any of these agreements, and none of our lenders have previously declared an event of default on our indebtedness, prior to our recent receipt of waivers from our lenders, we had not been in compliance with certain of these covenants. In addition, if we fail to pay any principal or interest under our indebtedness when due, or are otherwise in violation of certain covenants under our debt agreements, this may result in the acceleration of our indebtedness, and we may not have sufficient funds to repay that indebtedness.

If we cannot raise more money when needed, or are unable to use our future working capital, borrowings or equity financing to repay or refinance the amounts outstanding under our debt agreements or to renegotiate our debt arrangements with lenders, we may have to reduce our capital expenditures, scale-back our development of new products, reduce our workforce or license to others products that we otherwise would seek to commercialize ourselves. Any of these eventualities would likely have a material adverse impact on our value and the value of our equity. Further, we may not be able to continue operating if we do not generate sufficient revenue from operations needed to stay in business, and we may be required to seek protection from creditors through bankruptcy proceedings. See Part II-Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

Our business may fail if we are not able to increase sales.

Our future success will depend on our ability to significantly increase sales from the bio-based pest management products we have commercialized, both domestically and abroad. Our initial sales of our primary formulation of Regalia and our initial formulation of Grandevo occurred in the fourth quarter of 2009 and the fourth quarter of 2011, respectively. We began selling Zequanox in the second half of 2012, Venerate in May 2014 and Majestene in December 2015. However, while we have invested considerable resources in the launch of our products, various factors have impeded growth in sales of these products.

For example, we believe adverse conditions in the U.S. agricultural industry, including low commodity prices, may have reduced demand for our products. Further delays in regulatory approvals of certain of our products in Europe and other jurisdictions may slow international growth, and any delay in a product launch that causes us to miss a growing season may require us to wait a year to enter that market. The extended drought in California and other markets has reduced demand for our products as fewer acres are planted, changes in weather patterns in Florida resulted in a shortened bloom cycle for the citrus market and few pesticide and plant health products being used, and certain of our strategic collaborations have not resulted in significant increases in sales of Regalia outside of the Unites States. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale, and our collaboration efforts with regard to this product may not result in increased sales. In addition, the departures of our former chief operating officer and significant members of our sales staff in the third quarter of 2014 and subsequent turnover in our sales and marketing department disrupted the 2014 launch of Venerate as well as growth in sales of our other commercialized products, including Regalia and Grandevo. Further, we believe that following the announcement of the matters relating to our recent restatement, some customers and potential customers were concerned about our reported investigation efforts, and therefore, were reluctant to do business with us until after we had reached a settlement with the SEC.

Lower than expected sales growth may result in an increase in write-offs and inventory obsolescence if we are not be able to use raw materials or sell finished goods before they expire, and may result in higher proportional operating expense levels, increases in our cost of product revenues and decreases in product margins as we are unable to manufacture products as efficiently at low volumes and underutilization of our Bangor, Michigan manufacturing facility results in increased relative overhead and operating costs in addition to decreased allocation of depreciation and other costs to production and inventory. If we are unable to establish a successful sales and marketing infrastructure internally and increase sales of our commercialized products, our financial results will be adversely affected, our available cash and ability to raise additional capital will decrease and our business may fail.

We have limited experience in marketing and selling our products and will need to expand our sales and marketing infrastructure.

We currently have limited sales and marketing experience and capabilities. As of December 31, 2015, we employed 17 full-time equivalent sales and marketing personnel, 4 of which focus on technical support and demonstration and conducting field trials and 3 of which focus on marketing. Many of these sales personnel are recent hires following the departures in the third quarter of 2014 of our former chief operating officer, who led our sales and marketing teams, and significant members of our sales staff. These new personnel have required significant training to attain a high level of technical expertise and knowledge regarding the capabilities of our bio-based products compared with conventional chemical pest management products and techniques in order to educate growers and independent distributors on the uses and benefits of our products. We will need to further develop our sales and marketing capabilities and find partners in order to successfully increase sales of our commercially available products and to commercialize other products we are developing, which may involve substantial costs. We will also need to further expand our field development team to include more technical service activities to support sales. There can be no assurance that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing teams of our current and future competitors, many of which may have more established relationships with distributors and growers. Our inability to recruit, train and retain sales and marketing personnel, or their inability to effectively market and sell the products we are developing, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

If we are unable to maintain and further establish successful relations with the third-party distributors that are our principal customers, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, sales of our products will be adversely affected.

In the United States, we rely on independent distributors of agrichemicals to distribute and assist us with the marketing and sale of Regalia, Grandevo, Venerate, Majestene and other products we are developing. We also intend to leverage these relationships to sell Bio-Tam 2.0 in California, Oregon, Washington and Arizona. These distributors are our principal customers, and revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. However, there can be no assurance that our distributors will be successful in selling our products to end users, or will focus adequate resources on selling them, and they may not continue to purchase or market our products for a number of reasons.

For example, many distributors lack experience in marketing bio-based pest management and plant health products, which generally must be used differently than conventional chemical pesticides. Distributors may not continue to market our products if they receive negative feedback from end users, even if we believe our products are being blamed for damage to treated plants caused by other pesticides with which our products have been combined (whether properly or improperly). In addition, many of our distributors are in the business of distributing and manufacturing other, possibly competing, pest management and plant health products, including internally developed and commercialized bio-based products as well as bio-based products developed by larger agrichemical companies that negotiate to “bundle” such specialty products with other high demand products. As a result, our distributors may earn higher margins by selling competing products or combinations of competing products. Our recent Audit Committee investigation, financial restatement and SEC investigation imposed additional work on our distributors, which has been perceived negatively in some cases, and distributors may also react negatively to additional “sell-through” reporting requirements we may require of them to apply our own revenue recognition policies. If we are unable to establish or maintain successful relationships with independent distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive and time-consuming, and the success of which would be uncertain.

The product candidates we select for development and commercialization may fail to generate significant revenues, and we may not be able to successfully enter into strategic collaborations with respect to our other product candidates.

We have been implementing a prioritization plan that focuses our research and development on products that are expected to have the greatest near-term growth potential. Accordingly, we are currently limiting our internal efforts to four product candidates: MBI-010, a bioherbicide that is based on the microorganism in Venerate and Majestene, which we plan to submit to the EPA in late 2016 or early 2017; MBI-110, a biofungicide, which we submitted to the EPA in January 2016; Haven (MBI-505), a plant health product that does not require EPA registration; and MBI-601, a biopesticide that produces gaseous natural compounds, or “biofumigant,” which we submitted to the EPA in April 2014. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources.

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

Production of the crops on which our products are typically applied is vulnerable to extreme weather conditions such as heavy rains, hurricanes, hail, tornadoes, freezing conditions, drought, fires and floods. Weather conditions can be impacted by climate change resulting from global warming, including changes in precipitation patterns and the increased frequency of extreme weather events, or other factors. Unfavorable weather conditions can reduce both acreage planted and incidence (or timing) of certain crop diseases or pest infestations, each of which may reduce demand for our products. For example, in 2013 and 2012, the United States experienced nationwide abnormally low rainfall or drought, reducing the incidence of fungal diseases such as mildews and the demand for fungicides such as Regalia. These conditions have been present in some of our key markets throughout both 2015 and 2014 as well, and have also resulted in further reductions in acreage planted throughout California and the Pacific Northwest. Shortened bloom cycles relating to changes in weather patterns also could reduce the amount of pesticides and plant health products used during a growing season. For example, in 2014, the Florida citrus market experienced a shortened bloom cycle as a result of changes in weather patterns, which negatively affected our sales of Grandevo in the Florida market. In addition, ideal weather conditions can reduce the incidence of diseases and pest infestations and increase yields without the use of additional pesticide and plant health applications. Increased yields can also reduce commodity prices causing growers to make a decision not to increase costs by reducing the amount of pesticides and plant health products used during a growing season. Since all of our products have different margins, changes in product mix as a result of these conditions could affect our overall margins.

If our ongoing or future field trials are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our products on a timely basis.

The successful completion of multiple field trials in domestic and foreign locations on various crops and water infrastructures is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or unanticipated adverse side effects on crops or on non-target organisms, or if we are unable to collect reliable data, regulatory approval of our products could be delayed or we may be unable to commercialize our products. In addition, more than one growing or treatment season may be required to collect sufficient data and we may need to collect data from different geographies to prove performance for customer adoption. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as drought or floods, severe heat or frost, hail, tornadoes and hurricanes, or low or no natural occurrence of the pests intended for testing. Generally, we pay third parties, such as growers, consultants and universities, to conduct field tests on our behalf. Incompatible crop treatment practices or misapplication of our products by these third parties or lack of sufficient occurrence of the identified pests in nature for a particular trial could impair the success of our field trials.

Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of the products we are developing and commercializing.

The field testing, manufacture, sale and use of pest management products, including Regalia, Grandevo, Zequanox, Venerate, Majestene and other products we are developing, are extensively regulated by the EPA and state, local and foreign governmental authorities. These regulations substantially increase the time and cost associated with bringing our products to market. If we do not receive the necessary governmental approvals to test, manufacture and market our products, or if regulatory authorities revoke our approvals, do not grant approvals in a timely manner or grant approvals subject to restrictions on their use, we may be unable to sell our products in the United States or other jurisdictions, which could result in a reduction in our future revenues.

We have received approval from the EPA for the active ingredients and certain end product formulations for Regalia, Grandevo, Zequanox, Venerate, Majestene and MBI-011. As we introduce new formulations of and applications for our products, we will need to seek EPA approval prior to commercial sale. For any such approval, the EPA may require us to fulfill certain conditions within a specified period of time following initial approval. We are also required to obtain regulatory approval from other state and foreign regulatory authorities before we market our products in their jurisdictions, some of which have taken, and may take, longer than anticipated.

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

Additionally, for California state registration and registration in jurisdictions outside of the United States, all products need to be proven efficacious for each proposed crop-pest combination, which can require costly field trial testing, and a favorable result is not assured. Because many of the products that may be sold by us must be registered with one or more government agencies, the registration process can be time consuming and expensive, and there is no guarantee that the product will obtain all required registrations. We have intentionally obtained registration in some jurisdictions and not in others. California is one of the largest and most important producers of agricultural products in the world. Because of its stringent regulation of pesticides and environmental focus, we also view California as one of the most natural and attractive markets for our products. However, California is also very stringent, is generally more time consuming and lacks legally mandated deadlines for its reviews of reduced-risk biopesticides. Therefore, gaining concurrent approvals with the EPA, other states and sometimes even other countries may not always be achievable. Even if we obtain all necessary regulatory approvals to market and sell our products, they will be subject to continuing review and extensive regulatory requirements, including periodic re-registrations. The EPA, as well as state and foreign regulatory authorities, could withdraw a previously approved product from the market upon receipt of newly discovered information, including an inability to comply with their regulatory requirements or the occurrence of unanticipated problems with our products, or for other reasons.

Bio-based pest management and plant health products are not well understood, which necessitates investment in customer education and makes effectively marketing and selling our products difficult.

The market for bio-based pest management and plant health products is underdeveloped when compared to conventional pesticides. Customers in the crop production sector and the water treatment sector are generally cautious in their adoption of new products and technologies. Growers often require on-farm demonstrations of a given pest management or plant health product. Initial purchases of the product tend to be conservative, with the grower testing on a small portion of their overall crop. As the product is proven, growers incorporate the product into their rotational programs and deploy it on a greater percentage of their operations. As a result, large scale adoption generally takes several growing seasons. Water treatment products must also pass efficacy and ecological toxicity tests. In addition, given the relative novelty of our water treatment products, consumers of those products will continue to require education on their use, which may delay their adoption.

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

Many entities are engaged in developing pest management and plant health products. Our competitors include major multinational agrichemical companies such as Arysta, BASF, Bayer, Dow Agrosciences, DuPont, FMC, Monsanto, Sumitomo Chemical and Syngenta, some of which have developed bio-based products for our target markets, as well as specialized bio-based pesticide and plant health businesses such as AgraQuest (now a part of Bayer), Certis USA (now a part of Mitsui), Novozymes (in a joint venture with Monsanto) and Valent Biosciences (now a part of Sumitomo). Many of these organizations have longer operating histories, significantly greater resources, greater brand recognition and a larger base of customers than we do. As a result, they may be able to devote greater resources to the manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities. Further, many of the large agrichemical companies have a more diversified product offering than we do, which may give these companies an advantage in meeting customers’ needs by enabling them to offer a broader range of pest management and plant health solutions. In addition, we could face competition in the future from new, well-financed start-up companies such as AgBiome and Indigo.

Our product sales are subject to weather conditions and other factors beyond our control, which may cause our operating results to fluctuate significantly quarterly and annually.

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations and products and our recognition of revenue on both a “sell-in” and “sell-through” basis, depending on the transaction. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products.

Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

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

We have a lean staff, and rely on qualified sales and marketing, research and development and management personnel to succeed. For example, the departures of our former chief operating officer and significant members of our sales staff in the third quarter of 2014 and subsequent turnover in our sales and marketing department adversely impacted our business by disrupting the 2014 launch of Venerate as well as the growth in sales of our other commercialized products, including Regalia and Grandevo. The process of hiring, training and successfully integrating qualified personnel into our operation is lengthy and expensive. The market for qualified personnel, such as experienced fermentation engineers and formulation chemists, is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products, and few sales and marketing personnel have prior experience with bio-based products. Perceived instability and risk in our business has made it difficult to retain qualified personnel and could impair our ability to meet our business objectives and adversely affect our results of operations and financial condition.

If we or our third-party manufacturers are unable to produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our business could be negatively impacted.

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

We also continue to rely on third parties to formulate Grandevo and Zequanox into spray-dried powders and for all of our production of Venerate and Majestene, and from time to time, we expect to use third-party manufacturers for supplemental production capacity to meet excess seasonal demand and for packaging. Our reliance on third parties to manufacture our products presents significant risks to us, including the following:

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

Our products have been produced in quantities sufficient to meet commercial demand. However, our dependence upon others for the production of a portion of our products, or for a portion of the manufacturing process, particularly for drying, may adversely affect our ability to develop and commercialize our products on a timely and competitive basis. If manufacturing capacity is reduced or eliminated at one or more of our third-party manufacturers’ facilities, we could have difficulties fulfilling our customer orders, and our net revenues and results of operations could decline.

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

Low yields may result from product design, development stage or process technology failures. We do not know whether a yield problem exists until our products are manufactured based on our design. When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield deficiencies may not be identified until well into the production process. We may experience inability to ramp up yields in our own manufacturing facility. In the event that we continue to rely on third-party manufacturers, resolution of yield problems requires cooperation among, and communication between, us and our manufacturers. We have limited experience producing a number of our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.

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

Our Zequanox product line is principally designed to control invasive mussels that restrict critical water flow in industrial and power facilities and impinge on access to recreational waters. Although Zequanox requires additional development to become profitable, due to our prioritization plan, we have not committed sufficient resources to this product in order to market it full-scale and substantially improve gross margins. Our ability to generate significant revenues from Zequanox has been dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. Sales of Zequanox have also remained lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and government agencies occurs on a yearly or multi-year basis) and the unique nature of the treatment approach for each customer based on the extent of the infestation and the design of the facility. We expect our near-term sales of Zequanox will continue to be to governmental agencies and regulated industries, which typically take longer to negotiate and approve contracts than the private sector. Further, we currently expect that our governmental sales may be subject to bidding procedures as well as uncertainties surrounding these agencies’ budget approval processes. We are pursuing partnerships to assist us in further developing Zequanox and expanding it commercially, but we may be unsuccessful in securing and maintaining collaboration efforts with regard to this product, and any such efforts may not result in increased sales or gross margins.

We depend on a limited number of distributors.

Our current revenues are derived from a limited number of key customers, each of which serves as a third-party distributor to our products’ end users. For the years ended December 31, 2015 and 2014, our top two distributors accounted for 38% and 43% of our total revenues, respectively. For the year ended December 31, 2013, our top distributor accounted for 20% of our total revenues. We expect a limited number of distributors to continue to account for a significant portion of our total revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant distributors could materially adversely affect our revenues, financial condition and results of operations.

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

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of December 31, 2015, we had 25 issued U.S. patents and 87 issued foreign patents (of which 5 U.S. patents and 37 foreign patents were in-licensed), 29 pending provisional and non-provisional U.S. patent applications (of which one was in-licensed) and 179 pending foreign patent applications (of which 5 were in-licensed).

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

Our patents, and those patents for which we have license rights, may be challenged, narrowed, invalidated or circumvented. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. We are not certain that our pending patent applications will be issued. Moreover, our competitors could challenge or circumvent our patents or pending patent applications. It is also not possible to patent and protect all knowledge and know-how associated with our products, so there may be areas that are not protected such as certain formulations and manufacturing processes. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants, advisors and third-party manufacturers. It is possible that these agreements may be breached and that any remedies for a breach will not make us whole. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect these proprietary rights, our trade secret-protected know-how could fall into the public domain, and unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. We also cannot guarantee that other parties will not independently develop our knowhow or otherwise obtain access to our technologies.

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

Our headquarters and other facilities and certain manufacturers and suppliers are located in regions that are subject to natural disasters, as well as in some cases geopolitical risks and social upheaval.

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

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2015, we had approximately $166.4 million of federal and $146.4 million of state operating loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2026 for federal and 2016 for state purposes if unused. It is possible that we will not generate taxable income in time to use these loss carryforwards before their expiration.

Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could also result in an ownership change under Section 382. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (subject to certain adjustments) and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.” The applicable rate for ownership changes occurring in the month of December 2015 was 2.61%.

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

We completed a Section 382 analysis as of December 31, 2013 and concluded that approximately $0.5 million in federal net operating losses and approximately $0.2 million in federal research and development credits are expected to expire prior to utilization as a result of our previous ownership changes and corresponding annual limitations. We have not conducted an analysis to determine the amount of state net operating losses that are also expected to expire prior to utilization. Our existing net operating loss carryforwards or credits may be subject to significant limitations due to events occurring since December 31, 2013, and we have not updated our Section 382 analysis to consider events since December 31, 2013, including the effect of issuing common stock pursuant to a public offering in June 2014. Our inability to use these net operating loss carryforwards as a result of the Section 382 limitations could harm our financial condition.

The restatement of our previously issued financial statements has been time consuming and expensive, and matters relating to or arising from the restatement and material weaknesses in our internal control over financial reporting, including adverse publicity and potential concerns from our customers and prospective customers, regulatory inquiries and litigation matters could have a material adverse effect on our business, financial condition or stock price.

On November 10, 2015, we filed an Annual Report on Form 10-K for the year ended December 31, 2014 that included restated consolidated financial statements, selected financial data (as applicable), certain financial data in management’s discussion and analysis and other information for the fiscal year ended December 31, 2013, including related quarterly periods, and the quarterly periods ended March 31 and June 30, 2014. The restatement principally related to determinations by our Audit Committee in February 2015, following the completion of its independent investigation announced in September 2014, that as a result of the failure of certain employees to share with our finance department or our external auditors important transaction terms with distributors, including “inventory protection” arrangements that would permit the distributors to return to us certain unsold products, we had incorrectly recognized revenue for certain historical sales transactions with these distributors prior to satisfying the criteria for revenue recognition required under generally accepted accounting principles in the United States (“GAAP”).

As further described in Part I-Item 3-“Legal Proceedings”, we, our current and former executive officers and members of our board of directors have been named as defendants in various lawsuits asserting claims arising out of the subject matter of the Audit Committee’s independent investigation. If we do not prevail in the pending legal proceedings or any other litigation, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage, or may have additional penalties or other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, results of operations, cash flows or financial condition. In addition, under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify certain current and former officers and directors in relation to these proceedings and actions. Such indemnification may have a material adverse effect on our business, results of operations, cash flows or financial condition to the extent insurance does not cover our costs. In addition, we may not have sufficient coverage under directors’ and officers’ insurance policies, in which case our business, results of operations, cash flows or financial condition may be materially and adversely affected.

We have incurred over $15.3 million in legal, accounting and other professional fees and costs in connection with the Audit Committee’s independent investigation, financial restatement and related matters (including remediation efforts, NASDAQ matters, responding to and settling an SEC investigation and the pending legal proceedings), net of insurance proceeds. Our board of directors, management and other key employees have expended, and may continue to expend, a substantial amount of time related to these matters, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, results of operations, cash flows or financial condition.

Further, we have been and may continue to be the subject of negative publicity focusing on the financial restatement and related matters, and may be adversely impacted by negative reactions from our stockholders, creditors or others with which we do business. We believe this negative publicity has impacted our ability to attract and retain customers, employees and vendors, and may continue to do so in the future. Concerns include the perception of the work effort required to address our accounting and control environment, the ability for us to be a long-term provider to customers and our ability to timely pay outstanding balances to vendors. Moreover, we believe that our competitors have sought and will continue to seek to leverage the financial restatement and related matters to try and raise concerns about us in the minds of our customers and prospective customers. The continued occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

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

Risks Related to Ownership of our Common Stock

Our stock price has, in the past, and may, in the future, not meet the minimum Market Value of Listed Securities (“MVLS”) and the minimum Market Value of Publicly Held Shares (“MVPHS”) for continued listing on the NASDAQ Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The NASDAQ Global Market or if we are unable to transfer our listing to another stock market.

As previously reported on our Current Report on Form 8-K filed on January 13, 2016, on January 13, 2016, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market (“NASDAQ”) notifying us that for the preceding 30 consecutive business days, the Company’s MVLS had closed below the minimum $50.0 million requirement for continued listing on The NASDAQ Global Market, set forth in NASDAQ Listing Rule 5450(b)(2)(A). In accordance with NASDAQ Listing Rule 5810(c)(3)(C), the Company has a grace period of 180 calendar days, or until July 6, 2016, to regain compliance with NASDAQ Listing Rule 5450(b)(2)(A). Compliance can be achieved automatically and without further action if the Company’s MVLS closes at $50.0 million or more for at least 10 consecutive business days at any time during the 180-day grace period.

At the expiration of the 180-day grace period, we may request a hearing to remain on the NASDAQ Global Market. If we do not regain compliance by the end of the 180-day grace period or are not granted a hearing, NASDAQ will notify us that our common stock will be subject to delisting. Alternatively, if we do not regain compliance by the expiration of the grace period, we may transfer the listing of our common stock to the NASDAQ Capital Market, provided that we meet the applicable requirements for continued listing on the NASDAQ Capital Market based on our public filings and market information at that time.

In addition, as subsequently reported on our Current Report on Form 8-K filed on February 24, 2016, we received a letter from the Listing Qualifications Department of NASDAQ notifying us that for the preceding 30 consecutive business days, the Company’s MVPHS had closed below the minimum $15.0 million requirement for continued listing on the NASDAQ Global Market, set forth in NASDAQ Listing Rule 5450(b)(2)(C). In accordance with NASDAQ Listing Rule 5810(c)(3)(D), the Company was afforded a grace period of 180 calendar days to regain compliance with Nasdaq Listing Rule 5450(b)(2)(C). On March 9, 2016, we received a letter from NASDAQ notifying us that we had regained compliance as a result of the Company’s MVPHS closing at $15.0 million or more for 10 consecutive trading days during the 180-day grace period.

There can be no assurance that we will maintain or regain compliance with the requirements for listing our common stock on the NASDAQ Global Market, that our common stock would be eligible for transfer to the NASDAQ Capital Market and remain in compliance with the requirements for listing on that market or that we would be granted a hearing. Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interest of other stockholders.

As of December 31, 2015, our executive officers and directors and their affiliates beneficially owned or controlled, directly or indirectly, an aggregate of approximately 3.0 million shares, or 12.0% of our common stock. In addition, affiliates of Waddell & Reed Financial Inc., which beneficially own 19.99% of our common stock, hold $40.0 million of principal in senior secured promissory notes issued in August 2015. If all of these security holders act together, they will be able to exert significant control over our management and affairs, which could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Our common stock may experience extreme price and volume fluctuations, and you may not be able to resell shares of our common stock at or above the price you paid.

We are an early stage company with a limited trading history and a history of losses. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $12.00 per share, our stock price has ranged between $1.00 and $20.00 through December 31, 2015. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	the announcement of the Audit Committee’s independent investigation, the financial restatement and the SEC investigation and lawsuits arising out of related matters;

•	our small public float relative to the total number of shares of common stock that are issued and outstanding;

•	quarterly variations in our results of operations, those of our competitors or those of our customers;

•	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;

•	our ability to develop and market new products on a timely basis;

•	disruption to our operations;

•	media reports and publications about pest management products;

•	announcements concerning our competitors or the pest management industry in general;

•	our entry into, modification of or termination of key license, research and development or collaborative agreements;

•	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals;

•	general and industry-specific economic conditions;

•	any major change in our board of directors or management;

•	the commencement of, or our involvement in, litigation;

•	changes in financial estimates, including our ability to meet our future net revenues and operating profit or loss projections; and

•	changes in earnings estimates or recommendations by securities analysts.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2015, we had approximately 24.5 million shares of common stock outstanding, 2.2 million which were held by our directors and officers and their affiliates and an additional 12.0 million shares which were held by other beneficial holders of 5% or more of our common stock. Although these shares are subject in some cases to volume and manner of sale restrictions of Rule 144 of the Securities Act, any determination by holders of a substantial number of such shares to sell our stock, or the perception that such sales may occur, could cause our stock price to decline. In addition, as of December 31, 2015 we had 2.5 million shares of our common stock either issued or available for issuance under our equity incentive plans. These shares may be sold in the public market upon issuance and once vested.

Because we have no plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

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

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after our initial public offering, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenues of $1.0 billion or more; (ii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt; or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700.0 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. Such costs will increase after we cease to qualify as an emerging growth company. Our management and other personnel have needed to devote a substantial amount of time to these compliance initiatives, and our legal and accounting compliance costs have increased. We also may need to hire additional staff or consultants in the areas of investor relations, legal and accounting to continue to operate as a public company. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are currently unable to estimate these costs with any degree of certainty. Greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. We also expect that, as a public company, it will continue to be expensive for us to obtain directors’ and officers’ liability insurance.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as an emerging growth company, we are not yet required to comply with the auditor attestation provisions of Section 404. However, we are required to comply with management attestations of Section 404, and our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We expect to incur substantial accounting expense and management time on compliance-related issues with respect to Section 404. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

For example, in September 2014, our Audit Committee initiated an independent investigation regarding certain accounting matters concerning recognition of revenue in a sales transaction. As a result of the matters relating to the Audit Committee’s independent investigation, we announced that certain of our previously filed financial statements could no longer be relied upon and subsequently completed a restatement. While we believe we have appropriately determined the errors made in our previously reported consolidated financial statements, recorded the correct adjustments in preparing our restated consolidated financial statements and remediated the material weaknesses identified in our internal control over financial reporting related to the subject matter of the Audit Committee’s independent investigation, we can provide no assurances that other material weaknesses in our internal control over financial reporting, such as the material weakness we have identified with respect to stock option grants, will not be identified in the future.

We have in the past identified material weaknesses, and if we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and investors’ views of us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to ensure that information regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As discussed under Part II-Item 9A-“Controls and Procedures,” in this Annual Report on Form 10-K, based on the Audit Committee’s independent investigation, management identified material weaknesses in internal control over financial reporting as of December 31, 2014 resulting in revenue transactions that were recognized prior to satisfaction of all required revenue recognition criteria. These include material weaknesses related to our process for recognizing revenue relating to certain former sales personnel who did not conduct their duties with the requisite level of integrity and control consciousness, leading to insufficient attention to their responsibilities and internal controls, without management having implemented mitigating controls to discourage, prevent or detect override of internal control by those personnel. In addition, it was determined that our internal controls were not effectively designed to identify instances when sales personnel made unauthorized commitments with certain distributors. We developed and implemented a plan to remediate these material weaknesses, which focuses on continued training for and communication with employees regarding our enhanced policies and procedures, and have determined that these material weaknesses were remediated as of December 31, 2015.

Also in connection with management’s assessment of our internal control over financial reporting, management identified an additional deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2014 in our governance practices related to ineffective controls over the timeliness and accuracy of documentation related to actions of our board of directors and compensation committee specific to approving stock option grants. While no financial statement accounts or disclosures were misstated, the potential impact could have led to a material misstatement. We developed and implemented a plan to conduct training with our legal department and those charged with governance to ensure that board and compensation committee minutes are prepared in a more timely and accurate manner and are reviewed with sufficient rigor to ensure the minutes fully and accurately reflect the actions and approvals related to stock option grants and have determined that this material weakness was remediated as of December 31, 2015.

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of our board of directors to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the establishment of a classified board of directors requiring that only a subset of the members of our board of directors be elected at each annual meeting of stockholders;

•	the prohibition of cumulative voting in our election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement that stockholders provide advance notice to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;

•	the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the inability of our stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;

•	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws;

•	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to repeal or adopt any provision of our certificate of incorporation regarding the election of directors;

•	the required approval of the holders of at least 80% of such shares to amend or repeal the provisions of our bylaws regarding the election and classification of directors; and

•	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to remove directors without cause.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its common stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located at 1540 Drew Avenue in Davis, California, in a facility consisting of approximately 27,300 square feet of office, laboratory and greenhouse space under a lease entered into in September 2013. This facility accommodates our research, development, sales, marketing, operations, finance and administrative activities. The facility includes a new, state-of-the-art fermentation lab and pilot plant, an expanded formulation lab and pilot with spray drying and granulation capabilities, an insectary, a plant pathology and nematology lab and a plant and weed sciences lab, among others. The initial term of the lease is for a period of 60 months and commenced in August 2014. In January 2016, the Company entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space located in this facility pursuant to the terms of our lease agreement. The initial term of the sublease is for a period of approximately 43 months and commenced in February 2016.

We also purchased an 11,400 square-foot manufacturing facility in Bangor, Michigan, in July 2012, which we have repurposed to accommodate large-scale manufacturing of our products. We believe that our leased facilities and our manufacturing facility are adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, we, along with certain of our current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al, Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired our publicly traded common stock directly in or traceable to our August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired our publicly traded common stock directly in our June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired our publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”). In addition to us, the initial consolidated complaint names certain of our current and former officers and directors and our independent registered public accounting firm as defendants. The initial consolidated complaint alleges violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about our business and prospects, including our financial statements, product revenues and system of internal controls. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The action includes claims for damages, fees and expenses, including an award of attorneys’ and experts’ fees to the putative class. An amended consolidated complaint was filed on January 11, 2016. On February 4, 2016, the Court approved a stipulation between the parties deferring action pending the outcome of a mediation proceeding, and ordered the parties to provide a status update on May 4, 2016. The outcome of this matter is not presently determinable.

On September 9, 2014 and November 25, 2014, shareholder derivative actions were filed in the Superior Court of California, County of Yolo (Case No. CV14-1481) and the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-02779-JAM-CKD), purportedly on our behalf, against certain current and former officers and members of our board of directors (the “2014 Derivative Actions”). The plaintiffs in the 2014 Derivative Actions allege that the defendants breached their fiduciary duties, committed waste, were unjustly enriched and aided and abetted breaches of fiduciary duty by causing us to issue allegedly false and misleading statements. The issues in the 2014 Derivative Actions overlap substantially with those at issue in the Class Action described above. The plaintiffs in the 2014 Derivative Actions seek, purportedly on behalf of us, an unspecified award of damages including, but not limited to, various corporate governance reforms, an award of restitution, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Courts may deem just and proper. The Courts have granted the parties’ stipulations to defer litigation activity, subject to certain conditions and pending certain developments in the Class Action.

On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on our behalf, against certain current and former officers and members of our board of directors and our independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleges that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing us to issue allegedly false and misleading statements. The plaintiff in the 2015 Derivative Action also alleges that our independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2015 Derivative Action overlap substantially with those at issue in the 2014 Derivative Actions and the Class Action described above. On February 5, 2016, the Court approved a stipulation between the parties deferring action pending the outcome of a mediation proceeding, and ordered the parties to provide a status update on May 5, 2016. Given the preliminary nature of the Derivative Actions, we are not in a position to express any opinion regarding the outcome in these matters.

We advised the staff of the Division of Enforcement of the SEC in September 2014 that the Audit Committee of our board of directors had commenced an internal investigation. The SEC commenced a formal investigation of these matters, and in February 2016, we entered into a settlement agreement with the SEC. In agreeing to the settlement, we neither admit nor deny the SEC’s allegations that we violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016 and consented to an injunction against future violations of such laws. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

Publicity surrounding the foregoing or any enforcement action as a result of the Division of Enforcement’s investigation, even if ultimately resolved favorably, could have an adverse impact on our reputation, business, financial position, results of operations or cash flows.

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

	HIGH	LOW
2015
First Quarter	$5.01	$3.30
Second Quarter	$4.43	$1.84
Third Quarter	$2.27	$1.74
Fourth Quarter	$4.00	$1.00
2014
First Quarter	$19.64	$13.05
Second Quarter	$14.03	$8.21
Third Quarter	$11.84	$2.41
Fourth Quarter	$3.75	$1.85

Holders of Record

As of December 31, 2015, there were 71 stockholders of record of our common stock, and the closing price of our common stock was $1.10 per share as reported on the NASDAQ Global Market. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding equity compensation plans approved and not approved by stockholders is summarized in the following table as of December 31, 2015:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON CONVERSION OF RESTRICTED STOCK UNITS AND EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))(1)
	(a)	(b)
Equity compensation plans approved by stockholders	2,223,214	$8.90	2,478,625
Equity compensation plans not approved by stockholders	—	—	—

Total	2,223,214	$8.90	2,478,625

(1)	Consists of shares available for issuance under our 2013 Stock Incentive Plan.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Marrone Bio Innovations, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from August 2, 2013 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2015 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Nasdaq Composite Index (“NASDAQ Composite”). The graph assumes that $100 was invested at the close of the market on August 2, 2013 in the common stock of Marrone Bio Innovations, Inc., the S&P 500 Index and the NASDAQ Composite, and data for the S&P 500 Index and the NASDAQ Composite assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in connection with Part II-Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The consolidated statements of operations data for each of the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

Consolidated Statements of Operations Data:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Product	$8,976	$7,750	$7,588	$6,777	$5,044
License	333	232	193	179	57
Related party	492	1,154	665	184	150

Total revenues	9,801	9,136	8,446	7,140	5,251
Cost of product revenues, including cost of product revenues to related parties of $254, $561, $374, $126 and $50 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively	9,256	9,438	7,243	4,333	2,172

Gross profit (loss)	545	(302)	1,203	2,807	3,079
Operating expenses:
Research, development and patent	13,500	19,281	17,905	12,741	9,410
Non-cash charge associated with a convertible note	—	—	—	3,610	—
Selling, general and administrative	26,502	28,950	15,017	10,294	6,793

Total operating expenses	40,002	48,231	32,922	26,645	16,203

Loss from operations	(39,457)	(48,533)	(31,719)	(23,838)	(13,124)
Other income (expense):
Interest income	51	59	49	16	22
Interest expense	(2,764)	(2,907)	(6,056)	(2,466)	(88)
Interest expense to related parties	(1,599)	—	—	—	—
Change in estimated fair value of financial instruments(1)	—	—	6,717	(12,461)	1
Gain on extinguishment of debt	—	—	49	—	—
Other income (expense), net	41	(278)	(282)	(45)	9

Total other income (expense), net	(4,271)	(3,126)	477	(14,956)	(56)

Loss before income taxes	(43,728)	(51,659)	(31,242)	(38,794)	(13,180)
Income taxes	—	—	—	—	—

Net loss	(43,728)	(51,659)	(31,242)	(38,794)	(13,180)
Deemed dividend on convertible notes	—	—	(1,378)	(2,039)	—

Net loss attributable to common stockholders	$(43,728)	$(51,659)	$(32,620)	$(40,833)	$(13,180)

Net loss per common share(2):
Basic	$(1.79)	$(2.32)	$(3.74)	$(32.48)	$(10.64)

Diluted	$(1.79)	$(2.32)	$(4.25)	$(32.48)	$(10.64)

Weighted-average shares outstanding used in computing net loss per common share(2):
Basic	24,469	22,314	8,731	1,257	1,239

Diluted	24,469	22,314	8,911	1,257	1,239

(1)

Prior to the completion of the initial public offering, we accounted for the outstanding warrants exercisable into shares of our Series A, Series B and Series C convertible preferred stock and the outstanding warrants exercisable into a variable number of shares of common stock as liability instruments, as the Series A, Series B and Series C convertible preferred stock and the common stock into which these warrants were convertible were contingently redeemable upon the occurrence of certain events or transactions. In addition, convertible notes were accounted for at estimated fair value. The warrant instruments and convertible notes were adjusted to fair value at each reporting period with the change in fair value recorded in the consolidated statements of operations. These charges did not continue after the completion of the initial public offering as the preferred stock warrants were exercised and the convertible notes automatically converted into common stock in accordance with their terms upon the completion of the initial public offering. The common stock warrants were, in accordance with their terms upon the completion of the initial public offering, either automatically exercised for shares of common stock or represent the right to purchase a fixed number of shares. See Part II-Item 7-“Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Components of Our Results of Operations—Change in Estimated Fair Value of Financial Instruments and Deemed Dividend on Convertible Notes.”
(2)	Includes the effect of a 1-for-3.138458 reverse stock split, effective August 1, 2013.

Balance Sheet Data:

	DECEMBER 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cash and cash equivalents	$19,838	$35,324	$24,455	$10,006	$2,215
Short-term investments	—	—	13,677	—	2,000
Working capital (deficit) (1)	23,144	23,521	44,221	(11,468)	5,030
Total assets	71,767	77,182	69,918	33,778	9,818
Debt and capital leases (net of unamortized discount)	58,496	24,327	14,972	16,740	806
Convertible notes	—	—	—	41,860	—
Preferred stock warrant liability	—	—	—	1,884	27
Common stock warrant liability	—	—	—	301	—
Total liabilities	73,789	43,951	30,887	68,413	4,306
Convertible preferred stock	—	—	—	39,612	39,612
Total stockholders’ equity (deficit)	(2,022)	33,231	39,031	(74,247)	(34,100)

(1)	Working capital (deficit) is defined as total current assets minus total current liabilities.

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

The agricultural industry is increasingly dependent on effective and sustainable pest management practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, our research has shown that the global market for biopesticides is growing substantially faster than the overall market for pesticides. This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based pest management products into integrated pest management (“IPM”) programs, as well as increasing consumer demand for organic food. We seek to capitalize on these global trends by providing both conventional and organic growers with solutions to a broad range of pest management needs through strategies such as adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging growers’ positive experiences with existing product lines, educating growers with on-farm product demonstrations and controlled product launches with key target customers and other early adopters. To that end, in March 2016 we entered into an agreement with Isagro USA to distribute Bio-Tam 2.0, a biofungicide for soil-borne disease control and grapevine trunk disease control that complements our existing products, particularly Regalia. We believe this approach enables us to stay ahead of our competition in providing innovative pest management solutions, enhances our sales process at the distributor level and helps us to capture additional value from our products.

Although our long-term, global vision for our business and our commitment to that vision remain fundamentally unchanged, to date, we have not achieved anticipated growth in sales of our products, which has resulted in an increase in inventory write-offs, higher proportional levels of operating expenses, increases in cost of product revenues and decreases in product margins. In response to the business challenges reflected in our financial results for recent periods, we have been implementing a prioritization plan that focuses our resources on continuing to improve and promote our commercially available products, advancing product candidates that are expected to have the greatest impact on near-term growth potential and expanding international presence and commercialization. Our goal has been to reduce expenses, to conserve cash and improve operating efficiencies, to extract greater value from our products and product pipeline and to improve our communication to and connection with the global sustainability movement that is core to our cultural values.

In connection with this strategy, we have significantly reduced overall headcount, while building a new sales and marketing organization with increased training and ability to educate and support customers in specialty crop markets, as well as providing our product development staff with greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. For markets other than high-value specialty crops, such as row crops and seed treatments, we are seeking to expand our network of distribution partners, focusing on regional and national distributors operating in countries that present a significant opportunity for near-term revenue generation. In addition, our research and development efforts are now focused on supporting existing commercial products with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. Accordingly, while we believe that we have developed a robust pipeline of novel product candidates, we are currently limiting our internal efforts to four promising product candidates. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe collectively, these measures, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

We sell our crop protection products to leading agrichemical distributors while also working directly with growers to increase existing and generate new product demand. To date, we have marketed our bio-based pest management and plant health products for agricultural applications to U.S. growers, through distributors and our own sales force, and we have focused primarily on high value specialty crops such as grapes, citrus, tomatoes and leafy greens. A large portion of our sales are currently attributable to conventional growers who use our bio-based pest management products either to replace conventional chemical pesticides or enhance the efficacy of their IPM programs. In addition, a portion of our sales are attributable to organic farmers who cannot use conventional pesticides and have few alternatives for pest management. As we continue to demonstrate the efficacy of our bio-based pest management and plant health products on new crops or for new applications, we may either continue to sell our products through our in-house sales force or collaborate with third parties for distribution to select markets.

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

We currently market our water treatment product, Zequanox, through our sales and technical workforce to a selected group of U.S. power and industrial companies. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale. We are seeking sales and distribution partners for in-pipe and open water uses, and are currently in discussions with large water treatment companies to further develop Zequanox and expand it commercially. In addition, we continue to work with state, federal and bi-national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals. Sales of Zequanox have also remained lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis) and the unique nature of the treatment approach for each customer based on the extent of the infestation and the design of the facility.

Although our initial EPA-approved master labels cover our products’ anticipated crop-pest use combinations, we launch early formulations of our pest management and plant health products to targeted customers under commercial labels that list a limited number of crops and applications that our initial efficacy data can best support. We then gather new data from experiments, field trials and demonstrations, gain product knowledge and get feedback to our research and development team from customers, researchers and agricultural agencies. Based on this information, we enhance our products, refine our recommendations for their use in optimal IPM programs, expand our commercial labels and submit new product formulations to the EPA and other regulatory agencies. For example, we began sales of Regalia SC, an earlier formulation of Regalia, in the Florida fresh tomatoes market in 2008, while a more effective formulation of Regalia with an expanded master label, including listing for use in organic farming, was under review by the EPA. In 2011, we received EPA approval of a further expanded Regalia master label covering hundreds of crops and various new uses for applications to soil and through irrigation systems, and we recently expanded sales of Regalia in large-acre row crops as a plant health product, in addition to its beneficial uses as a fungicide. In January 2016, we launched a new formulation of Regalia that no longer contains hexanol, a solvent that is difficult to source and is likely to experience future regulatory restrictions. This new formulation of Regalia disperses better in water and is easier to mix and rinse from containers and spray equipment. Similarly, ongoing field development research on the microbe used in Venerate, one of our insecticide products, led to our October 2015 registration of Majestene as a nematicide. We believe we have opportunities to broaden the commercial applications and expand the use of our existing products lines to help drive significant growth for our company.

Our total revenues were $9.8 million, $9.1 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and have risen as growers have adopted our products and have used our products on an expanded number of crops. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia and Grandevo product lines. Various factors have impeded growth in sales of these products in recent years, and may continue to impede growth. For example, we believe adverse conditions in the U.S. agricultural industry, including low commodity prices, may have reduced demand for our products. Further delays in regulatory approvals of certain of our products in Europe and other jurisdictions may slow international growth, and any delay in a product launch that causes us to miss a growing season may require us to wait a year to enter that market. The extended drought in California and other markets has reduced demand for our products as fewer acres are planted, changes in weather patterns in Florida resulted in a shortened bloom cycle for the citrus market and few pesticide and plant health products being used, and certain of our strategic collaborations have not resulted in increases in sales of Regalia outside of the Unites States. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale, and our collaboration efforts with regard to this product may not result in increased sales. In addition, the departure of our former chief operating officer and significant members of our sales staff in the third quarter of 2014, and subsequent turnover in our sales and marketing department, disrupted the 2014 launch of Venerate as well as growth in sales of our other commercialized products, including Regalia and Grandevo. Further, we believe that following the announcement of the matters relating to our recent restatement, some customers and potential customers were concerned about our reported investigation efforts, and therefore, were reluctant to do business with us until after we had reached a settlement with the SEC.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.3 million for the year ended December 31, 2015 and $0.2 million for each of the years ended December 31, 2014 and 2013, excluding related party revenues. We have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former beneficial owner of more than 5% of our common stock, Syngenta Ventures Pte. LTD (“Syngenta Ventures”). In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the years ended December 31, 2014 and 2013, we recognized $0.3 million and $0.1 million, respectively, of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
For the years ended December 31,
2015	28%	10%	8%
2014	30%	4%	13%
2013	20%	9%	8%

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $9.3 million, $9.4 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cost of product revenues included $0.3 million, $0.6 million and $0.4 million of cost of product revenues to related parties for the years ended December 31, 2015, 2014 and 2013, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, which has increased in recent years, and, beginning in 2014, idle capacity at our manufacturing plant when the manufacturing plant was placed into service. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene and Zequanox and introduce new products to the market. Our cost of product revenues related to the cost of inventory has increased as a percentage of total revenues primarily due to a change in product mix, with Grandevo representing an increased percentage of total revenues as Grandevo is early in its life cycle. We expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $13.5 million, $19.3 million and $17.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. We have reduced the size of our research and development staff compared to prior periods and are reducing costs spent on various research and development and patent efforts as part of our efforts to streamline business operations and focus on our pipeline product priorities. However, we have made, and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $26.5 million, $29.0 million and $15.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. While we have reduced headcount in comparison to prior periods, in connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. We expect that in the future, our selling, general and administrative expenses will increase due to our expanded product portfolio and due to additional costs incurred related to being a public company. In addition, for the years ended December 31, 2015 and 2014, we incurred $7.7 million and $5.8 million, respectively, in costs related to the Audit Committee’s independent investigation, which commenced in September 2014, and the subsequent restatement of our financial statements, net of insurance proceeds. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

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

In August 2013, we closed an initial public offering of 5.5 million shares of our common stock. The public offering price of the shares sold in the offering was $12.00 per share. Our total gross proceeds from the offering were $65.6 million, and after deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds that we received totaled approximately $56.1 million. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock and all of our outstanding convertible notes automatically converted into shares of common stock, and all outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised for shares of common stock.

In June 2014 we completed a public offering of 4.6 million shares of our common stock. The public offering price of the shares sold in the offering was $9.50 per share. Our total gross proceeds from the offering were $43.5 million, and after deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds that we received totaled $39.9 million.

In addition, in June 2014, we borrowed $10.0 million pursuant to a promissory note with Five Star Bank, and in August 2015, we issued and sold to affiliates of Waddell & Reed Financial, Inc. in a private placement senior secured promissory notes in the aggregate principal amount of $40.0 million and warrants to purchase up to 4.0 million shares of our common stock at an exercise price of $1.91 per share for aggregate consideration of $40.0 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, costs and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions accounted for on a “sell-through” method, inventory valuation and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. See Note 2 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our significant accounting policies.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues, not including related party revenues, constituted 92%, 85% and 90% of our total revenues for the years ended December, 2015, 2014 and 2013, respectively. Product revenues in the United States, not including related party revenues, constituted 84%, 78% and 77% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to the Company certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. For the years ended December 31, 2015, 2014 and 2013, 42%, 63% and 26%, respectively, of product revenues, not including related party revenues, were recognized on a sell-through basis.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the years ended December 31, 2015, 2014 and 2013, license revenues constituted 3%, 2% and 2% of total revenues, respectively. As of December 31, 2015, including agreements with related parties discussed below, we had received an aggregate of $3.6 million in payments and had $0.3 million recorded in accounts receivable under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of both product revenues and license revenues. Les Lyman, a member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 will not be included in related party revenues. In addition, we have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former beneficial owner of more than 5% of our common stock, Syngenta Ventures. In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the years ended December 31, 2015, 2014 and 2013, related party revenues constituted 5%, 13% and 8% of total revenues, respectively. For the years ended December 31, 2015, 2014 and 2013, 100%, 71% and 63%, respectively, of related party revenues, were recognized on a sell-through basis.

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

We have entered into in-license technology agreements with respect to the use and commercialization of three of our commercially available product lines, Regalia, Grandevo and Zequanox, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The patents for Regalia and Zequanox will expire in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. There is, however, a pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Grandevo and Zequanox, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we are experiencing and expect further near-term downward pressure on overall gross margins as we expand sales of Grandevo, Venerate, Majestene and Zequanox and when we introduce new products. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product mix and average selling prices.

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014. We continue to use third party manufacturers for Venerate and Majestene and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility when sales volumes recover enough to reduce overhead and idle capacity charges from our facility.

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

We expect our selling expenses to increase in the near-term, both in absolute dollars and as a percentage of total revenues. For the years ended December 31, 2015 and 2014, we incurred $7.7 million and $5.8 million, respectively, in costs related to the Audit Committee’s independent investigation and the subsequent restatement of our financial statements, net of insurance proceeds. As a result of pending litigation, we also expect to incur additional costs relating to directors’ and officers’ liability insurance in future periods. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us in September 2014 and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

Interest Expense

We recognize interest expense on notes payable, convertible notes and other debt obligations. During 2013, we issued $6.5 million in convertible notes and $4.95 million in promissory notes, including the partial conversion of $1.25 million of a convertible note into a promissory note. Accordingly, our interest expense increased both in absolute terms and as a percentage of total revenues. In May 2013, we issued a $3.0 million convertible note, and we incurred $1.2 million of interest expense for the year ended December 31, 2013 as a result of the excess in the $4.2 million estimated fair value of the convertible note on the date of issuance compared to the cash received. Immediately following the completion of the IPO in August 2013, the convertible notes converted into shares of our common stock. Accordingly, we ceased to incur the interest expense associated with these convertible notes. In addition, in connection with the early repayment of a $10.0 million senior secured promissory note issued in April 2012, we wrote-off the unamortized debt discount totaling $0.8 million and incurred an early termination fee of $0.3 million, which were recorded to interest expense for the year ended December 31, 2013. In June 2014, we entered into a $10.0 million promissory note with a variable interest rate that varies with the prime rate.

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

We have also acquired equipment under capital leases, which results in interest expense over the lease term. Our capital lease obligations were $0.7 million and $2.0 million as of December 31, 2015 and 2014, respectively.

Interest Income

Interest income consists primarily of interest earned on cash balances. Our interest income will vary each reporting period depending on our average cash balances during the period and market interest rates.

Change in Estimated Fair Value of Financial Instruments and Deemed Dividend on Convertible Notes

Until the effective date of the IPO, we accounted for the outstanding warrants exercisable into shares of our Series A, Series B and Series C convertible preferred stock as liability instruments. We also accounted for the outstanding warrants exercisable into a variable number of common shares at a fixed monetary amount as liability instruments. Our convertible notes were recorded at estimated fair value on a recurring basis as the predominant settlement feature of the convertible notes was to settle a fixed monetary amount in a variable number of shares. We adjusted the warrants and the convertible notes to fair value at each reporting period and on the effective date of the IPO with the change in estimated fair value recorded in the consolidated statements of operations.

Based on our operating performance (including the closing of several debt financings and the IPO) and changes in the probability and timing of, and estimated proceeds from, the completion of a an IPO in which we receive gross cash proceeds, before underwriting discounts, commissions and fees, of at least $30.0 million (a “Qualified IPO”) or a sale of substantially all of our assets or a series of transactions that result in the transfer of more than 50% of our outstanding voting power (an “Acquisition”) between reporting dates or the issuance dates of the warrants, we recognized a net gain due to the change in the estimated fair value of financial instruments related to the warrants of $0.4 million during the year ended December 31, 2013.

We issued $24.1 million in convertible notes during the year ended December 31, 2012. During the year ended December 31, 2013, we issued $6.5 million in convertible notes and converted $1.25 million of a convertible note into a promissory note. Based on our operating performance and changes in the probability and timing of, and estimated proceeds from, the completion of a Qualified IPO or an Acquisition between the reporting dates, or the issuance dates of these notes, we recognized a net gain due to the change in estimated fair value of financial instruments of $6.3 million during the year ended December 31, 2013 relating to convertible notes. In addition to the ongoing adjustments to the estimated fair value of our convertible notes, we also recognized a one-time deemed dividend in connection with the issuance of certain convertible notes to preferred stockholders because we estimated the fair value of the convertible notes as of the issuance dates to be greater than the cash proceeds received. Accordingly, we determined that the excess of the estimated fair value of the convertible notes on the dates of issuance over cash proceeds to us represented a deemed dividend to preferred stockholders, and $1.4 million was reflected in the net loss attributable to common stockholders during the year ended December 31, 2013.

As a result of the automatic exercise of all Series A and Series B convertible preferred stock warrants and certain common stock warrants for shares of common stock, the automatic conversion of all convertible notes into common stock in accordance with their terms and the exercise of all Series C convertible preferred stock warrants for shares of common stock in connection with our IPO in August 2013, there will not be any further adjustments to these warrants and convertible notes. In addition, upon completion of the IPO, the exercise price and number of shares to be issued upon exercise of the remaining outstanding common stock warrants became known. Accordingly, after the IPO, the fair value of the outstanding common stock warrant liability on the date of the IPO was reclassified to equity and will no longer be adjusted to its estimated fair value on each reporting date.

Income Tax Provision

Since our inception, we have been subject to income taxes principally in the United States. We anticipate that as we further expand our sales into foreign countries, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2015, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

As of December 31, 2015, we had net operating loss carryforwards for federal income tax reporting purposes of $166.4 million, which begin to expire in 2026, and California and other state net operating loss carryforwards of $107.3 million and $39.1 million, respectively, which begin to expire in 2016. Additionally, as of December 31, 2015, we had federal research and development tax credit carryforwards of $1.9 million, which begin to expire in 2026, and state research and development tax credit carryforwards of $2.0 million, which have no expiration date.

Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change of ownership as defined by Internal Revenue Code Section 382. In the event we have had such a change in ownership, utilization of these carryforwards could be severely restricted and could result in significant amounts of these carryforwards expiring prior to benefitting us.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Revenues:
Product	92%	85%	90%
License	3	2	2
Related party	5	13	8

Total revenues	100	100	100
Cost of product revenues (1)	94	103	86

Gross profit (loss)	6	(3)	14
Operating expenses:
Research, development and patent	138	211	212
Selling, general and administrative	270	317	178

Total operating expenses	408	528	390

Loss from operations	(402)	(531)	(376)
Other income (expense):
Interest income	1	1	1
Interest expense	(28)	(32)	(72)
Interest expense to related parties	(16)	—	—
Change in estimated fair value of financial instruments	—	—	80
Gain on extinguishment of debt	—	—	—
Other expense, net	—	(3)	(3)

Total other income (expense), net	(43)	(34)	6

Income taxes	—	—	—

Net loss	(445)%	(565)%	(370)%

(1)	Includes 3%, 6% and 4% in cost of product revenues to related parties during the years ended December 31, 2015, 2014 and 2013, respectively. See Note 15 of our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

Comparison of the Years Ended December 31, 2015, 2014 and 2013

Product Revenues

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(Dollars in thousands)
Product revenues	$8,976	$7,750	$7,588
% of total revenues	92%	85%	90%

Product revenues increased by $1.2 million, or 16%, in 2015 compared to 2014 and $0.2 million, or 2%, in 2014 compared to 2013. Product revenues increased in 2015 compared to 2014 primarily due to an increase in revenue recognized on a sell-in basis. Product revenues increased in 2014 compared to 2013 primarily due to revenue recognized on a sell-through basis that was deferred from sales made in prior periods. The growth in product revenues has been impacted by the extended drought in California and other markets, which has reduced demand for our products as fewer acres are planted, as well as changes in weather patterns in Florida, which resulted in a shortened bloom cycle for the citrus market and few pesticide and plant health products being used. Additionally, the growth in product revenues has been impacted by the departures of our former chief operating officer and significant members of our sales staff in the third quarter of 2014 and subsequent turnover in our sales and marketing department which disrupted the 2014 launch of Venerate as well as growth in sales of our other commercialized products, including Regalia and Grandevo. Further, we believe that following the announcement of the matters relating to our recent restatement, some customers and potential customers were concerned about our reported investigation efforts, and therefore, were reluctant to do business with us until after we reached a settlement with the SEC.

License Revenues

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(Dollars in thousands)
License revenues	$333	$232	$193
% of total revenues	3%	2%	2%

License revenues related to certain strategic collaboration and distribution agreements increased by 44% in 2015 compared to 2014 and 20% in 2014 compared to 2013, but do not comprise a significant portion of our total revenues.

Related Party Revenues

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(Dollars in thousands)
Related party revenues	$492	$1,154	$665
% of total revenues	5%	13%	8%

Related party revenues decreased by $0.7 million, or 57%, in 2015 compared to 2014 and increased by $0.5 million, or 74%, in 2014 compared to 2013. Related party revenues decreased in 2015 compared to 2014 as $0.3 million was recognized during the year ended December 31, 2014 upon the termination of one of our strategic collaboration and distribution agreements with Syngenta. Syngenta is an affiliate of a former beneficial owner of more than 5% of our common stock, Syngenta Ventures. In connection with the secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized subsequent to June 2014 under the remaining agreements has not been included in related party revenues. There was also a decrease of $0.3 million in revenue recognized on a sell-through basis that was deferred from sales to The Tremont Group, Inc. made in prior periods.

Related party revenues increased in 2014 compared to 2013 as $0.3 million was recognized upon the termination of one of our strategic collaboration and distribution agreements with Syngenta, as discussed above, and due to an increase of $0.4 million in revenue recognized on a sell-through basis that was deferred from sales to the Tremont Group, Inc. made in prior periods.

Cost of Product Revenues and Gross Profit (Loss)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(Dollars in thousands)
Cost of product revenues	$9,256	$9,438	$7,243
% of total revenues	94%	103%	86%
Gross profit (loss)	$545	$(302)	$1,203
% of total revenues (gross margin)	6%	(3)%	14%

Cost of product revenues decreased by $0.2 million, or 2%, in 2015 compared to 2014 and increased by $2.2 million, or 30%, in 2014 compared to 2013. Our gross margins increased from a negative 3% to 6% in 2015 compared to 2014 and decreased from 14% to a negative 3% in 2014 compared to 2013. Cost of product revenues decreased and gross margin increased in 2015 compared to 2014 primarily due to a decrease of $1.3 million in inventory-related cost of product revenues, as during the prior year we wrote-off a large volume of inventory not suitable for sale in future periods either because the inventory did not pass quality inspection or the efficacy had declined, and we also significantly increased our inventory reserve during the prior year as a result of lower production and sales forecasts. In addition, cost of product revenues decreased and gross margin increased in 2015 compared to 2014 due to a change in product mix as each of our products have different margins. This decrease in cost of product revenues was partially offset by an increase of $1.7 million in operating costs of the manufacturing plant that were recorded to cost of product revenues and were not allocated to inventory.

Cost of product revenues increased and gross margin decreased in 2014 compared to 2013 primarily due to adjustments to our inventory reserve of $0.7 million for inventory that may not be used prior to expiration as a result of lower production and sales forecasts, a $0.9 million write-off of inventory primarily due to the identification of inventory that would not suitable for sale in future periods either due to the inventory not passing quality inspection or the efficacy had declined and a $0.3 million write-down of the carrying value of inventory to net realizable value. In addition, our manufacturing plant began full-scale production in 2014, and as a result of actual utilization of the plant being less than what is considered normal capacity, $0.9 million in operating costs of the manufacturing plant were recorded to cost of product revenues in 2014 and were not allocated to the cost of inventory. Cost of product revenues and gross margin were also negatively impacted in 2013 by a $0.2 million write-down of the carrying value of inventory to net realizable value, a $0.2 million write-off of inventory primarily due to the identification of inventory that was not suitable for sale and a $0.2 million write-down of the carrying value of deferred cost of product revenues to net realizable value.

Research, Development and Patent Expenses

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(Dollars in thousands)
Research, development and patent expenses	$13,500	$19,281	$17,905
% of total revenues	138%	211%	212%

Research, development and patent expenses decreased by $5.8 million, or 30%, in 2015 compared to 2014 and increased by $1.4 million, or 8%, in 2014 compared to 2013. Research, development and patent expenses decreased in 2015 compared to 2014 primarily due to a general decrease in expenses related to the reduction in headcount, including a decrease of $2.8 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, a decrease of $0.2 million in supplies and materials and a decrease of $0.1 million in travel costs. In addition, there was a decrease of $2.7 million in direct testing, field trials and outside consulting as we have narrowed our focus on our pipeline product priorities. This was offset by an increase in depreciation expense relating to new equipment purchased in connection with our move to our new corporate headquarters and laboratory space in December 2014.

Research, development and patent expenses increased in 2014 compared to 2013 primarily due to an increase of $1.1 million in employee-related expenses, which consisted primarily of salaries, wages, severance and share-based compensation, $0.5 million in direct testing costs, $0.1 million in depreciation and $0.2 million in increased rent. This was offset by a decrease of $0.1 million in outside services, $0.2 million in supplies and materials and $0.2 million in travel-related expenses.

Selling, General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(Dollars in thousands)
Selling, general and administrative expenses	$26,502	$28,950	$15,017
% of total revenues	270%	317%	178%

Selling, general and administrative expenses decreased by $2.4 million, or 8%, in 2015 compared to 2014 and increased by $13.9 million, or 93%, in 2014 compared to 2013. Selling, general and administrative expenses decreased in 2015 compared to 2014 in part because we recorded $1.75 million in expenses in 2014 relating to an accrual for estimated penalties in connection with the SEC investigation, and there were no such expenses recorded in 2015. In addition, there was a decrease of $1.0 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, $0.6 million in travel expenses due to a reduction in headcount, $0.1 million in supplies and materials and $1.7 million in expenses associated with the manufacturing plant as a result of such expenses either being capitalized as inventory or allocated to cost of product revenues if actual utilization of the plant is less than what is considered normal capacity as we began full-scale production in 2014. These decreases were offset by an increase of $2.0 million in accounting, consulting and legal fees incurred, net of insurance proceeds, as a result of the Audit Committee’s independent investigation, which began in September 2014, and the subsequent restatement of our financial statements and an increase of $0.4 million in fixed expenses due to an increase in rent and directors’ and officers’ liability insurance.

Selling, general and administrative expenses increased in 2014 compared to 2013 primarily due to an accrual of $1.75 million in 2014 for estimated penalties in connection with the SEC investigation and a $6.7 million increase in outside services, primarily related to approximately $5.8 million in accounting, consulting and legal fees incurred as a result of the Audit Committee’s independent investigation. Employee related expenses, which consisted primarily of salaries, wages, and share based compensation, also contributed to $3.2 million of the increase. An additional $1.4 million in startup and operating costs were incurred associated with the manufacturing facility, which commenced full-scale inventory production in 2014, which were not included in inventory or cost of product revenues. General costs increased $0.3 million primarily due to increased costs associated with being a public company after the IPO in August 2013. Fixed expenses increased $0.4 million primarily due to increased rent and depreciation associated with the new corporate headquarters and laboratory space. In addition, travel and supplies and materials increased $0.2 million.

Other Income (Expense), Net

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(Dollars in thousands)
Interest income	$51	$59	$49
Interest expense	(2,764)	(2,907)	(6,056)
Interest expense to related parties	(1,599)	—	—
Change in estimated fair value of financial instruments	—	—	6,717
Gain on extinguishment of debt	—	—	49
Other income (expense), net	41	(278)	(282)

Total other income (expense), net	$(4,271)	$(3,126)	$477

Interest income, consisting primarily of interest on cash and short-term investments, was largely unchanged. Interest expense decreased in 2015 compared to 2014 as we have not entered into any new capital lease agreements. Interest expense decreased in 2014 compared to 2013 primarily as a result of the conversion of convertible notes to common stock upon completion of the IPO in August 2013. This was partially offset by an increase in interest expense as a result of the issuance of a $10.0 million variable rate promissory note in June 2014. The remainder of the change in interest expense was due to increased borrowings under notes payable, convertible notes and capital lease agreements.

Interest expense to related parties increased in 2015 compared to 2014 and 2013 as we issued and sold to affiliates of Waddell & Reed Financial, Inc., a beneficial owner of more than 5% of our common stock, senior secured promissory notes in the aggregate principal amount of $40.0 million in August 2015. The notes bear interest at a rate of 8% per annum. In connection with the notes, we issued warrants to purchase 4.0 million shares of our common stock. The fair value of the warrants at the date of issuance of $4.6 million was recorded as a discount to the notes and is being amortized to interest expense to related parties over the term of the arrangement.

The change in the estimated fair value of financial instruments was associated with outstanding warrants and convertible notes issued in 2012 and 2013. We issued $30.6 million in convertible notes, warrants to purchase 0.2 million shares of Series C convertible preferred stock and warrants for the issuance of a variable number of shares of common stock based on a fixed monetary amount during that time. This was offset by a decrease in convertible notes of $1.3 million in May 2013 in connection with the conversion of a portion of a convertible note in exchange for a promissory note. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock and convertible notes automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised for shares of common stock. Accordingly, we ceased incurring the change in estimated fair value of financial instruments associated with the convertible preferred stock and convertible notes.

Other income (expense) during the year ended December 31, 2014 and 2013 primarily reflects losses on the disposal of fixed assets in the amount of $0.2 million in each year. There were no significant losses on the disposal of fixed assets during the year ended December 31, 2015. The remainder of the change in other income (expense) relates to foreign currency transaction expenses.

Seasonality and Quarterly Results

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations and products and our recognition of revenue on both a “sell-in” and “sell-through” basis, depending on the transaction. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products. Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of total revenues for each of the four quarters in fiscal years 2015 and 2014. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this information. This information should be read in connection with the audited consolidated financial statements and related notes included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of operations for historical periods are not necessarily indicative of the results of operations for any future period.

Fiscal Year 2015:

	MARCH 31, 2015	JUNE 30, 2015	SEPTEMBER 30, 2015	DECEMBER 31, 2015
	(In thousands)
	(Unaudited)
Revenues:
Product	$1,774	$3,091	$2,295	$1,816
License	83	83	83	84
Related party	199	183	97	13

Total revenues	2,056	3,357	2,475	1,913
Cost of product revenues (1)	1,998	2,994	2,340	1,924

Gross profit (loss)	58	363	135	(11)
Operating expenses:
Research, development and patent	3,422	3,328	3,442	3,308
Selling, general and administrative	7,887	7,411	5,317	5,887

Total operating expenses	11,309	10,739	8,759	9,195

Loss from operations	(11,251)	(10,376)	(8,624)	(9,206)
Other income (expense):
Interest income	9	6	14	22
Interest expense	(669)	(659)	(687)	(749)
Interest expense to related parties	—	—	(501)	(1,098)
Other income (expense), net	(3)	44	(1)	1

Total other expense	(663)	(609)	(1,175)	(1,824)

Income taxes	—	—	—	—

Net loss	$(11,914)	$(10,985)	$(9,799)	$(11,030)

(1)	Includes $0.1 million in cost of product revenues to related parties for each of the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, and less than $0.1 million in cost of product revenues for the quarter ended December 31, 2015. See Note 15 of our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion.

	MARCH 31, 2015	JUNE 30, 2015	SEPTEMBER 30, 2015	DECEMBER 31, 2015
	(Unaudited)
Revenues:
Product	86%	92%	93%	95%
License	4	2	3	4
Related party	10	6	4	1

Total revenues	100	100	100	100
Cost of product revenues (1)	97	89	95	101

Gross profit (loss)	3	11	5	(1)
Operating expenses:
Research, development and patent	166	99	139	173
Selling, general and administrative	384	221	215	308

Total operating expenses	550	320	354	481

Loss from operations	(547)	(309)	(349)	(482)
Other income (expense):
Interest income	—	—	1	1
Interest expense	(33)	(20)	(28)	(39)
Interest expense to related parties	—	—	(20)	(57)
Other income (expense), net	—	1	—	—

Total other expense, net	(33)	(19)	(47)	(95)

Income taxes	—	—	—	—

Net loss	(580)%	(328)%	(396)%	(577)%

(1)	Includes 4%, 3%, 2% and less than 1% in cost of product revenues to related parties for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively. See Note 15 of our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion.

Fiscal Year 2014:

	MARCH 31, 2014	JUNE 30, 2014	SEPTEMBER 30, 2014	DECEMBER 31, 2014
	(In thousands)
	(Unaudited)
Revenues:
Product	$2,054	$2,877	$1,881	$938
License	45	51	65	71
Related party	605	206	254	89

Total revenues	2,704	3,134	2,200	1,098
Cost of product revenues (1)	1,793	2,711	3,502	1,432

Gross profit (loss)	911	423	(1,302)	(334)
Operating expenses:
Research, development and patent	4,297	4,264	4,817	5,903
Selling, general and administrative	6,324	5,920	7,394	9,312

Total operating expenses	10,621	10,184	12,211	15,215

Loss from operations	(9,710)	(9,761)	(13,513)	(15,549)
Other income (expense):
Interest income	10	11	21	17
Interest expense	(606)	(863)	(769)	(669)
Other expense, net	(9)	(98)	(139)	(32)

Total other expense	(605)	(950)	(887)	(684)

Income taxes	—	—	—	—

Net loss	$(10,315)	$(10,711)	$(14,400)	$(16,233)

(1)	Includes $0.2 million, $0.1 million, $0.2 million and less than $0.1 million in cost of product revenues to related parties for the quarters ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively. See Note 15 of our accompanying Notes to Consolidated Financial Statements included in Part II- Item 8-“Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion.

	MARCH 31, 2014	JUNE 30, 2014	SEPTEMBER 30, 2014	DECEMBER 31, 2014
	(Unaudited)
Revenues:
Product	76%	92%	85%	85%
License	2	2	3	7
Related party	22	6	12	8

Total revenues	100	100	100	100
Cost of product revenues (1)	66	87	159	130

Gross profit (loss)	34	13	(59)	(30)
Operating expenses:
Research, development and patent	159	136	219	538
Selling, general and administrative	234	188	336	848

Total operating expenses	393	324	555	1,386

Loss from operations	(359)	(311)	(614)	(1,416)
Other income (expense):
Interest income	—	—	1	2
Interest expense	(22)	(28)	(35)	(61)
Other expense, net	—	(3)	(6)	(3)

Total other expense	(22)	(31)	(40)	(62)

Income taxes	—	—	—	—

Net loss	(381)%	(342)%	(654)%	(1,478)%

(1)	Includes 6%, 4%, 10% and 4% in cost of product revenues to related parties for the quarters ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively. See Note 15 of our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

Liquidity and Capital Resources

From our inception until the IPO in August 2013, our operations have been financed primarily by net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants.

In the IPO, we issued 5.5 million shares of our common stock (inclusive of 0.7 million shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to us were $65.6 million, and after deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received totaled $56.1 million.

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

In June 2014, we also borrowed $10.0 million pursuant to a promissory note with a bank. This note requires us to maintain a deposit balance with the lender of $1.6 million. In addition, until we provide documentation that proceeds from the loan were used for construction of our manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of December 31, 2015, we had $1.9 million remaining in the restricted deposit account.

In August 2015, we issued and sold to affiliates of Waddell & Reed, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. These notes require us to maintain a cash and cash equivalents balance of $15.0 million.

As of December 31, 2015, our cash and cash equivalents totaled $19.8 million and we had restricted cash of $18.4 million relating to cash that we are contractually obligated to maintain in accordance with our debt agreements. We currently estimate that by the fourth quarter of 2016 without entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity or debt, we will be below the $15.0 million minimum cash balance requirement in our promissory notes with affiliates of Waddell & Reed as noted above. Further, although under a promissory note with Five Star Bank our requirement to remain below a maximum debt-to-worth ratio under this agreement has been waived through December 31, 2016, management expects that immediately after the waiver has expired we will be in violation of this covenant as well. As of December 31, 2015, we had an accumulated deficit of $203.6 million and we estimate that we will continue to incur losses, which will further increase our accumulated deficit. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, enter into strategic agreements that include significant cash payments upfront and/or raise additional capital. There is no assurance that we will be able to obtain waivers of our debt covenants or raise capital, or if we are able to raise capital, that it will be on favorable terms. Adequate funds for these and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales and product development activities, further reduce operating expenses and/or reduce capital investment. We incorporated additional information regarding risks related to our capital and liquidity in Part I-Item 1A”Risk Factors” of this Annual Report on Form 10-K, which should be read in connection with this disclosure.

Since our inception, we have incurred significant net losses, and, as of December 31, 2015, we had an accumulated deficit of $203.6 million. We expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of December 31, 2015, we had received an aggregate of $3.6 million in payments and had $0.3 million recorded in accounts receivable under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

During the years ended December 31, 2015, 2014 and 2013, we used $1.7 million, $13.0 million and $4.0 million, respectively, in cash to fund capital expenditures. In July 2012, we acquired a manufacturing facility, formerly used as a biodiesel plant. Repurposing of the facility was completed in 2014 and included the installation of fermentation tanks and the construction of a dedicated building to house them. In December 2013, we produced the first test batch of Grandevo at this facility and began full-scale production of our products using our own manufacturing capacity in 2014. The facility now accommodates full-scale production of Regalia and full-scale fermentation of Grandevo and Zequanox.

We had the following debt arrangements in place as of December 31, 2015, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	18.00%	$12,637	Monthly(4)/October 2017
Promissory Note (2)	5.25%	$9,647	Monthly/June 2036
Promissory Notes (3)	8.00%	$41,175	Biannually(5)/August 2020

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	Monthly payments are interest only until maturity.
(5)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.

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

June 2014 Secured Promissory Note

In June 2014, we borrowed $10.0 million pursuant to a business loan agreement and promissory note with Five Star Bank which bears interest at prime rate plus 2% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount. As of December 31, 2015, the interest rate was 5.25%.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014, with the final payment due in June 2036. Certain of our deposit accounts and our subsidiary’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the lender of $1.6 million, which was recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds from the loan were used for construction of the manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of December 31, 2015, we had $1.9 million remaining in this restricted deposit account, which was recorded as restricted cash included in current assets.

We may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

We are required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the lender. We are also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the lender may declare the entire unpaid principal and interest immediately due and payable. As of December 31, 2014, we were in breach of certain of our covenants under the loan agreement as a result of our annual and quarterly reports not being filed within the prescribed time period and our being in breach of covenants on the October 2012 and April 2013 Secured Promissory Notes described above. In addition, effective September 30, 2015, our debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40.0 million in promissory notes in August 2015 as described below, which increased our debt while we continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, we received a waiver from the lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2015) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016). The receipt of this waiver and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured our being in breach of the covenants under the loan agreement.

August 2015 Senior Secured Promissory Notes

On August 20, 2015, we issued and sold senior secured promissory notes to three affiliated lenders in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. The notes contain customary covenants, in addition to the obligation to maintain cash and cash equivalents of at least $15.0 million, which was recorded as restricted cash included in non-current assets and is not required to be segregated from our operational cash.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(In thousands)
Net cash used in operating activities	$(36,174)	$(35,935)	$(34,064)
Net cash provided by (used in) investing activities	(1,646)	671	(17,620)
Net cash provided by financing activities	22,334	46,133	66,133

Net increase (decrease) in cash and cash equivalents	$(15,486)	$10,869	$14,449

Cash Flows from Operating Activities

Net cash used in operating activities of $36.2 million during the twelve months ended December 31, 2015 primarily resulted from our net loss of $43.7 million, which included $3.5 million of depreciation and amortization expense, $3.8 million of share-based compensation expense and $0.8 million of non-cash interest expense. The net loss also includes approximately $7.7 million in accounting, consulting and legal fees incurred, net of insurance proceeds, as a result of the Audit Committee’s independent investigation, which began in September 2014, and subsequent restatement of our financial statements. In addition, net cash used in operating activities resulted from an increase in accounts receivable of $0.6 million, and decreases in accounts payable of $3.5 million, accrued and other liabilities of $0.1 million, deferred revenue from related parties of $0.5 million and customer refund liabilities of $1.0 million. This was offset by decreases in inventories of $3.6 million, prepaid expenses and other assets of $0.1 million and deferred cost of product revenues of $0.2 million, and an increase in accrued interest due to related parties of $1.2 million.

Net cash used in operating activities of $35.9 million during the twelve months ended December 31, 2014 primarily resulted from our net loss of $51.7 million, which included $4.6 million of share-based compensation expense, $2.6 million of depreciation and amortization expense, loss on disposal assets of $0.2 million and $0.8 million of non-cash interest expense. The net loss also included approximately $5.8 million in accounting, consulting, and legal fees incurred as a result of the Audit Committee’s independent investigation. In addition, net cash used in operating activities resulted from decreases in deferred revenue of $0.1 million and deferred revenue from related parties of $0.7 million and increases in prepaid expenses and other assets of $0.3 million. This was offset by decreases in accounts receivable of $2.0 million, deferred cost of product revenues of $1.1 million, inventories of $0.1, million and accounts receivable from related parties of $0.9 million, and increases in customer refund liabilities of $1.0 million, accounts payable of $1.7 million and accrued and other liabilities of $1.9 million.

Net cash used in operating activities of $34.1 million during the twelve months ended December 31, 2013 primarily resulted from our net loss of $31.2 million, which included a gain of $6.7 million in connection with a change in the fair value of financial instruments and $4.3 million in non-cash interest expense, $2.3 million in share-based compensation expense, $1.0 million in depreciation and amortization expense and $0.2 million in loss on disposal of equipment. In addition, net cash used in operating activities resulted from increases in accounts receivable of $1.0 million, accounts receivable due from related parties of $0.8 million, inventories of $7.8 million and deferred cost of product revenues of $2.9 million. This was offset by increases in deferred revenue of $3.5 million, deferred revenue from related parties of $0.9 million, accounts payable of $1.7 million and accrued and other liabilities of $1.1 million, and a decrease in prepaid expenses and other assets of $1.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities of $1.6 million during the twelve months ended December 31, 2015 primarily resulted from $1.7 million used for the purchase of property, plant and equipment to support growth of our operations.

Net cash provided by investing activities of $0.7 million during the twelve months ended December 31, 2014 primarily resulted from $13.7 million provided from maturities of short-term investments, which was offset by $13.0 million used for the purchase of property, plant and equipment, primarily associated improvements related to the manufacturing plant.

Net cash used in investing activities of $17.6 million during the twelve months ended December 31, 2013 primarily resulted from $4.0 million used for the purchase of property, plant and equipment, primarily associated with improvements related to the manufacturing plant and $17.5 million used for the purchase of short-term investments, which was offset by $3.8 million in cash provided by maturities of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $22.3 million during the twelve months ended December 31, 2015 consisted primarily of $39.7 million in proceeds from the issuance of debt due to related parties, net of financing costs. This was offset by $0.4 million in payments on our debt, $2.0 million in payments on our capital lease obligations and $15.0 million of restricted cash relating to the debt due to related parties.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2015:

	TOTAL	2016	2017-2018	2019-2020	2021 AND BEYOND
	(In thousands)
Operating lease obligations	$3,534	$1,029	$1,890	$615	$—
Debt and capital leases	62,736	914	23,047	30,642	8,133
Interest payments relating to debt and capital leases	23,952	7,133	8,958	4,037	3,824

Total	$90,222	$9,076	$33,895	$35,294	$11,957

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

In January 2016, we entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space in the aforementioned building complex pursuant to the terms of our lease agreement. The initial term of the sublease is for a period of approximately 43 months and commenced on February 1, 2016. The monthly base rent is approximately $5,000 per month for the first 12 months with a 5% increase each year thereafter.

Since December 31, 2015, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations during the years ended December 31, 2015, 2014 and 2013.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K in Part II-Item 8-“Financial Statements and Supplementary Data.”

Critical Accounting Policies and Estimates

Inventories

Inventories are stated at the lower of cost or market value (net realizable value or replacement cost) and include the cost of material and external and internal labor and manufacturing costs. Cost is determined on the first-in, first-out basis. We provide for inventory reserves when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels or other factors. Additionally, we provide reserves for excess and slow-moving inventory on hand that is not expected to be sold to reduce the carrying amount of excess and slow-moving inventory to its estimated net realizable value. The reserves are based upon estimates about future demand from our customers and distributors and market conditions.

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

Until the effective date of the IPO, we accounted for the outstanding warrants exercisable into shares of our Series A, Series B and Series C convertible preferred stock as liability instruments, as these warrants were convertible into Series A, Series B and Series C convertible preferred stock upon the occurrence of certain events or transactions. We also accounted for the outstanding warrants exercisable into a variable number of shares of common stock at a fixed monetary amount as liability instruments. Our convertible notes were recorded at estimated fair value on a recurring basis as the predominant settlement feature of the convertible notes was to settle a fixed monetary amount in a variable number of shares. We adjusted the warrants and the convertible notes to estimated fair value at each reporting period and on the effective date of the IPO, with the change in estimated fair value recorded in the consolidated statements of operations.

In fiscal year 2012, as we closed several debt financings and as an IPO became more probable as we began investing significant time and resources into the IPO process, we changed our valuation methodology to estimate the fair value of our financial instruments, including our outstanding warrants and convertible notes, from the option method to the probability weighted expected return method (“expected return method”). The expected return method analyzes the returns afforded to common equity holders under multiple possible future scenarios. Under the expected return method, share value is based upon the probability-weighted present value of expected future net cash flows (distributions to shareholders) under each of the possible scenarios, giving consideration to the rights and preferences of each share class. This method is most appropriate when the long-term outlook for an enterprise is largely known and multiple possible future scenarios can be reasonably estimated. As the expected return method estimated the fair value of our warrants and convertible notes using unobservable inputs, they were both considered to be Level 3 fair value measurements. Changes in the probability weights and discount rates used in the expected return method valuation model and the estimated time to a liquidity event may have a significant impact on the estimated fair value of the preferred and common stock warrant liabilities and the convertible notes.

As a result of the automatic exercise of all Series A and Series B convertible preferred stock warrants and certain common stock warrants for shares of common stock, the automatic conversion of all convertible notes into common stock in accordance with their terms and the exercise of all Series C convertible preferred stock warrants for shares of common stock in connection with our IPO in August 2013, there will not be any further adjustments to these warrants and convertible notes. In addition, upon completion of the IPO, the exercise price and number of shares to be issued upon exercise of the remaining outstanding common stock warrants became known. Accordingly, after the IPO, the fair value of the common stock warrant liability on the date of the IPO was reclassified to equity and will no longer be adjusted to its estimated fair value on each reporting date.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. If contractual obligations, acceptance provisions or other contingencies exist which indicate that the price is not fixed or determinable, revenue is recognized after such obligations or provisions are fulfilled or expire.

Product revenues consist of revenues generated from sales of our products to distributors and direct customers, net of rebates and cash discounts. For sales of products made to distributors, we recognize revenue either on a sell-in or sell-through basis depending on the specific facts and circumstances of the transaction(s) with the distributor. Factors considered include, but are not limited to, whether the payment terms offered to the distributor are structured to correspond to when product is resold, the distributor history of adhering to the terms of its contractual arrangements with us, whether we have a pattern of granting concessions for the benefit of the distributor and whether there are other conditions that may indicate that the sale to the distributor is not substantive.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to us certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of December 31, 2015 and 2014, we recorded current deferred product revenues of $2.8 million and $3.2 million, respectively, including current deferred product revenues from related parties of $0.2 million and $0.7 million, respectively. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the years ended December 31, 2015, 2014 and 2013, 47%, 53% and 23%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, we offer certain product rebates to our distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

We recognize license revenues pursuant to strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. During the year ended December 31, 2015, we received payments totaling $0.8 million under these agreements, and as of December 31, 2015, an additional $0.3 million was included in accounts receivable. During the year ended December 31, 2014, we received payments totaling $0.5 million under these agreements, and as of December 31, 2014, an additional $0.8 million was included in accounts receivable. No payments were received under these agreements during the year ended December 31, 2013. During the years ended December 31, 2015, 2014 and 2013, we recognized $0.3 million, $0.2 million and $0.2 million, respectively, as license revenues, excluding related party revenues.

We have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former beneficial owner of more than 5% of our common stock, Syngenta Ventures. In connection with our public offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. During the year ended December 31, 2014, we recognized $0.3 million of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake. During the year ended December 31, 2013, we recognized $0.1 million of related party revenues under this agreement.

As of December 31, 2015, we recorded current and non-current deferred revenues of $0.3 million and $2.0 million, respectively, related to payments received under these agreements. As of December 31, 2014, we recorded current and non-current deferred revenues of $0.3 million and $2.1 million, respectively, related to payments received under these agreements.

Share-Based Compensation

We recognize share-based compensation expense for all stock options and restricted stock units granted to employees and directors based on estimated fair values.

We estimate the fair value of restricted stock units based on the closing bid price of our common stock on the date of grant. During the year ended December 31, 2015, we recognized $96,000 of share-based compensation expense on restricted stock units. Total share-based compensation expense related to restricted stock units not yet recognized as of December 31, 2015 was $50,000, which is expected to be recognized over a weighted average period of 0.4 years.

We estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the stock options that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. Forfeitures are estimated on the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimated fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $5.0 million, $3.9 million and $1.3 million, respectively. The weighted-average estimated fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $0.75 per share, $6.10 per share and $10.35 per share, respectively. During the years ended December 31, 2015, 2014 and 2013, we recorded share-based compensation expense related to stock options of $3.7 million, $4.6 million and $2.3 million, respectively. As of December 31, 2015, the total share-based compensation expense related to unvested stock options granted to employees under our share-based compensation plans but not yet recognized was $3.3 million. These costs will be amortized to expense on a straight-line basis over a weighted-average remaining term of 1.9 years.

On November 7, 2013, we announced that our chief financial officer, Donald J. Glidewell, had decided to retire, and we entered into a transition agreement with Mr. Glidewell which provided, among other things, for the vesting of his outstanding equity awards through the transition date. During the years ended December 31, 2014 and 2013, we recorded share-based compensation expense of $0.4 million and $0.3 million, respectively, relating to the acceleration of vesting of Mr. Glidewell’s equity awards. No share-based compensation expense was recognized relating to the acceleration of vesting of Mr. Glidewell’s equity awards during the year ended December 31, 2015, and as of December 31, 2015, there was no share-based compensation expense related to unvested options granted to Mr. Glidewell under the Company’s stock option plans not yet recognized.

We use the Black-Scholes-Merton (“BSM”) option-pricing model to calculate the estimated fair value of stock options on the measurement date (generally, the date of grant). The required inputs in the option-pricing model include the expected life of the stock options, estimated volatility factor, risk-free interest rate and expected dividend yield. These inputs are subjective and generally require significant judgment. During the years ended December 31, 2015, 2014 and 2013, we calculated the fair value of stock options granted based on the following assumptions:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Expected life (years)	6.08	5.46-6.08	5.29-7.71
Estimated volatility factor	46%-47%	49%-71%	70%-75%
Risk-free interest rate	1.86%-1.93%	1.63%-2.05%	1.27%-2.11%
Expected dividend yield	—	—	—

Expected Life. Expected life represents the period that share-based payment awards are expected to be outstanding. We use the “simplified method” in accordance with Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), and SAB No. 110, Simplified Method for Plain Vanilla Share Options (“SAB No. 110”), to calculate the expected term of stock options determined to be “plain vanilla.” Under this approach, the expected term is presumed to be the midpoint between the vesting date and the contractual end of the stock option grant. For stock options granted with an exercise price not equal to the determined fair market value, we estimate the expected life based on historical data and management’s expectations about exercises and post-vesting termination behavior. We will use the simplified method until we have sufficient historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107 and SAB No. 110.

Estimated Volatility Factor. As our common stock has a limited trading history, we calculate the estimated volatility factor based on the trading history and calculated volatility of the common stock of comparable agricultural biotechnology companies.

Risk-Free Interest Rate. We calculate the risk-free interest rate based on the implied yield currently available on U.S. Treasury constant-maturity securities with the same or substantially equivalent remaining term as the expected life of the stock options.

Expected Dividend Yield. We have not declared dividends nor do we expect to in the foreseeable future. Therefore, a zero value was assumed for the expected dividend yield.

Estimated Forfeitures. We consider voluntary and involuntary termination behavior and actual stock option forfeitures when estimating forfeitures.

If, in the future, we determine that other methods for calculating these assumptions are more reasonable, or if other methods are prescribed by authoritative guidance, the fair value calculated for our stock options could change significantly. Higher volatility factors and longer expected lives result in an increase to the share-based compensation expense determined at the date of grant. Share-based compensation expense is recorded in research, development and patent expense and selling, general and administrative expense.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets cannot be recognized under the preceding criteria, we establish valuation allowances, as necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2015 and 2014, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. Our judgments regarding deferred tax assets may change due to future market conditions, as we expand into international jurisdictions, due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to our deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made.

We recognize liabilities for uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our policy is to analyze our tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. As of December 31, 2015 and 2014, we concluded that no uncertain tax positions were required to be recognized in our consolidated financial statements.

We recognize interest and penalties related to income tax matters in income tax expense. No amounts were recognized for interest and penalties during the years ended December 31, 2015, 2014 and 2013.

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

Interest Rate Risk

We had cash and cash equivalents of $19.8 million as of December 31, 2015, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Marrone Bio Innovations, Inc.

We have audited the accompanying consolidated balance sheets of Marrone Bio Innovations, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marrone Bio Innovations, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception, has a net capital deficiency, and has restrictive debt covenants that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Sacramento, California
March 30, 2016

MARRONE BIO INNOVATIONS, INC.

Consolidated Balance Sheets

(In Thousands, Except Par Value)

	DECEMBER 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$19,838	$35,324
Restricted cash for debt covenants, current portion	1,856	1,856
Accounts receivable	2,347	1,787
Inventories, net	9,064	12,644
Deferred cost of product revenues, including deferred cost of product revenues to related parties of $79 and $333 as of December 31, 2015 and 2014, respectively	1,596	1,797
Prepaid expenses and other current assets	1,315	1,315

Total current assets	36,016	54,723
Property, plant and equipment, net	18,445	20,166
Restricted cash for debt covenants, less current portion	16,560	1,560
Other assets	746	733

Total assets	71,767	77,182

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,007	$5,841
Accrued liabilities	5,689	6,321
Accrued interest due to related parties	1,175	—
Deferred revenue, current portion	2,919	2,861
Deferred revenue from related parties	168	660
Customer refund liabilities	—	1,044
Capital lease obligations, current portion	647	1,839
Debt, current portion	267	12,636

Total current liabilities	12,872	31,202
Deferred revenue, less current portion	2,021	2,050
Capital lease obligations, less current portion	18	185
Debt, less current portion	21,776	9,667
Debt due to related parties	35,788	—
Other liabilities	1,314	847

Total liabilities	73,789	43,951
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock: $0.00001 par value; 250,000 shares authorized and 24,536 shares issued and outstanding at December 31, 2015; 250,000 shares authorized and 24,465 shares issued and outstanding at December 31, 2014	—	—
Additional paid in capital	201,554	193,079
Accumulated deficit	(203,576)	(159,848)

Total stockholders’ equity (deficit)	(2,022)	33,231

Total liabilities and stockholders’ equity	$71,767	$77,182

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Revenues:
Product	$8,976	$7,750	$7,588
License	333	232	193
Related party	492	1,154	665

Total revenues	9,801	9,136	8,446
Cost of product revenues, including cost of product revenues to related parties of $254, $561 and $374 for the years ended December 31, 2015, 2014 and 2013, respectively	9,256	9,438	7,243

Gross profit (loss)	545	(302)	1,203
Operating expenses:
Research, development and patent	13,500	19,281	17,905
Selling, general and administrative	26,502	28,950	15,017

Total operating expenses	40,002	48,231	32,922

Loss from operations	(39,457)	(48,533)	(31,719)
Other income (expense):
Interest income	51	59	49
Interest expense	(2,764)	(2,907)	(6,056)
Interest expense to related parties	(1,599)	—	—
Change in estimated fair value of financial instruments	—	—	6,717
Gain on extinguishment of debt	—	—	49
Other income (expense), net	41	(278)	(282)

Total other income (expense), net	(4,271)	(3,126)	477

Loss before income taxes	(43,728)	(51,659)	(31,242)
Income taxes	—	—	—

Net loss	(43,728)	(51,659)	(31,242)
Deemed dividend on convertible notes	—	—	(1,378)

Net loss attributable to common stockholders	$(43,728)	$(51,659)	$(32,620)

Net loss per common share:
Basic	$(1.79)	$(2.32)	$(3.74)

Diluted	$(1.79)	$(2.32)	$(4.25)

Weighted-average shares outstanding used in computing net loss per common share:
Basic	24,469	22,314	8,731

Diluted	24,469	22,314	8,911

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Comprehensive Loss

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Net loss	$(43,728)	$(51,659)	$(31,242)
Other comprehensive loss	—	—	—

Comprehensive loss	$(43,728)	$(51,659)	$(31,242)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands)

CONVERTIBLE PREFERRED STOCK
	SERIES A		SERIES B		SERIES C		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2012	1,484	3,747	2,242	10,758	4,778	25,107	8,504	39,612
Net loss	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—
Deemed dividend on convertible notes	—	—	—	—	—	—	—	—
Cash exercise of preferred stock warrants	—	—	10	47	—	—	10	47
Net exercise of preferred stock warrants	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(1,484)	(3,747)	(2,252)	(10,805)	(4,778)	(25,107)	(8,514)	(39,659)
Convertible notes converted into common stock	—	—	—	—	—	—	—	—
Cash exercise of common stock warrants	—	—	—	—	—	—	—	—
Net exercise of common stock warrants	—	—	—	—	—	—	—	—
Reclassification of warrants from liability to equity	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs and underwriter commissions	—	—	—	—	—	—	—	—

Balance at December 31, 2013	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—
Cash exercise of common stock warrants	—	—	—	—	—	—	—	—
Issuance of common stock in follow-on offering, net of offering costs and underwriter commissions	—	—	—	—	—	—	—	—

Balance at December 31, 2014	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—
Conversion of restricted stock units	—	—	—	—	—	—	—	—

Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Continued

(In Thousands)

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
Balance at December 31, 2012	1,267	—	1,322	(75,569)	(74,247)
Net loss	—	—	—	(31,242)	(31,242)
Exercise of stock options	217	—	250	—	250
Share-based compensation	—	—	2,300	—	2,300
Deemed dividend on convertible notes	—	—	—	(1,378)	(1,378)
Cash exercise of preferred stock warrants	—	—	—	—	—
Net exercise of preferred stock warrants	71	—	—	—	—
Conversion of preferred stock into common stock	8,514	—	39,659	—	39,659
Convertible notes converted into common stock	3,741	—	44,890	—	44,890
Cash exercise of common stock warrants	3	—	25	—	25
Net exercise of common stock warrants	47	—	—	—	—
Reclassification of warrants from liability to equity	—	—	2,669	—	2,669
Issuance of common stock upon initial public offering, net of offering costs and underwriter commissions	5,463	—	56,105	—	56,105

Balance at December 31, 2013	19,323	—	147,220	(108,189)	39,031
Net loss	—	—	—	(51,659)	(51,659)
Exercise of stock options	561	—	1,305	—	1,305
Share-based compensation	—	—	4,555	—	4,555
Cash exercise of common stock warrants	6	—	50	—	50
Issuance of common stock in follow-on offering, net of offering costs and underwriter commissions	4,575	—	39,949	—	39,949

Balance at December 31, 2014	24,465	—	193,079	(159,848)	33,231
Net loss	—	—	—	(43,728)	(43,728)
Exercise of stock options	61	—	54	—	54
Share-based compensation	—	—	3,811	—	3,811
Issuance of common stock warrants	—	—	4,610	—	4,610
Conversion of restricted stock units	10	—	—	—	—

Balance at December 31, 2015	24,536	$—	$201,554	$(203,576)	$(2,022)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(43,728)	$(51,659)	$(31,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,510	2,581	976
Loss (gain) on disposal of equipment	(39)	243	231
Share-based compensation	3,811	4,555	2,300
Non-cash interest expense	803	780	4,315
Change in estimated fair value of financial instruments	—	—	(6,717)
Gain on extinguishment of debt	—	—	(49)
Amortization of investment securities premiums/discounts, net	—	10	18
Net changes in operating assets and liabilities:
Accounts receivable	(560)	1,997	(950)
Accounts receivable from related parties	—	903	(767)
Inventories	3,580	73	(7,845)
Prepaid expenses and other assets	142	(309)	1,374
Deferred cost of product revenues	201	1,064	(2,861)
Accounts payable	(3,486)	1,667	1,682
Accrued and other liabilities	(76)	1,895	1,141
Accrued interest due to related parties	1,175	—	—
Deferred revenue	29	(108)	3,464
Deferred revenue from related parties	(492)	(671)	866
Customer refund liabilities	(1,044)	1,044	—

Net cash used in operating activities	(36,174)	(35,935)	(34,064)
Cash flows from investing activities
Purchases of property, plant and equipment	(1,653)	(13,002)	(3,966)
Proceeds from sale of equipment	7	6	41
Purchase of short-term investments	—	(49)	(17,477)
Maturities of short-term investments	—	13,716	3,782

Net cash provided by (used in) investing activities	(1,646)	671	(17,620)
Cash flows from financing activities
Proceeds from public offerings, net of offering costs and underwriter commissions	—	39,949	56,105
Proceeds from issuance of convertible notes payable	—	—	6,529
Proceeds from issuance of debt, net of financing costs	—	9,696	3,700
Proceeds from issuance of debt due to related parties, net of financing costs	39,698	—	—
Proceeds from line of credit	—	4,687	—
Repayment of line of credit	—	(4,687)	—
Repayment of debt	(435)	(378)	(9,433)
Repayment of capital leases	(1,983)	(1,073)	(229)
Proceeds from secured borrowing	—	—	2,880
Reductions in secured borrowing	—	—	(2,880)
Change in restricted cash	(15,000)	(3,416)	9,139
Proceeds from exercise of stock options	54	1,305	250
Proceeds from exercise of preferred stock warrants	—	—	47
Proceeds from exercise of common stock warrants	—	50	25

Net cash provided by financing activities	22,334	46,133	66,133
Net increase (decrease) in cash and cash equivalents	(15,486)	10,869	14,449
Cash and cash equivalents, beginning of year	35,324	24,455	10,006

Cash and cash equivalents, end of year	$19,838	$35,324	$24,455

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Cash Flows - Continued

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $4, $668 and $636 for the years ended December 31, 2015, 2014 and 2013, respectively	$2,297	$2,102	$1,692

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$499	$204	$1,009

Equipment acquired under capital leases	$787	$834	$2,106

Equipment acquired in association with operating lease	$—	$285	$—

Interest added to the principal of convertible notes	$—	$—	$1,623

Reclassification of warrants from liabilities to equity	$—	$—	$2,669

Conversion of convertible notes to common stock	$—	$—	$44,890

Conversion of preferred stock to common stock	$—	$—	$39,659

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2015

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

In August 2013, the Company closed its initial public offering of 5,462,500 shares of its common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares) (“IPO”). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to the Company were $65,550,000, and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $56,105,000. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock and convertible notes automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock and certain warrants to purchase common stock were exercised for shares of common stock (see Note 17). In connection with the IPO, on August 1, 2013, the Company amended and restated its certificate of incorporation to effect a 1-for-3.138458 reverse stock split (see Note 16).

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

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of December 31, 2015, the Company had an accumulated deficit of $203,576,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. Until the completion of the IPO in August 2013, the Company had funded operations primarily with net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of December 31, 2015, the Company had working capital of $23,144,000, including cash and cash equivalents of $19,838,000. In addition, as of December 31, 2015, the Company had debt and debt due to related parties of $22,043,000 and $35,788,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. In addition, as of December 31, 2015, the Company had a total of $18,416,000 of restricted cash relating to these debt agreements (see Notes 6 and 15).

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

Although the Company recognizes that it will likely need to raise additional funds in the future, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will not be unfavorable. Any future equity financing may result in dilution to existing shareholders and any debt financing may include additional restrictive covenants. Any failure to obtain additional financing or to achieve the revenue growth necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives.

Management currently estimates that by the fourth quarter of 2016 without entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity or debt, the Company will be below the $15,000,000 minimum cash balance requirement in the promissory notes with affiliates of Waddell & Reed. Further, although under a promissory note with Five Star Bank the Company’s requirement to remain below a maximum debt-to-worth ratio under this agreement has been waived through December 31, 2016, management expects that immediately after the waiver has expired, the Company will be in violation of this covenant as well. In addition, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is focused on efforts to increase liquidity in the near-term and plans to request relief of the minimum cash balance requirement and an extension of the waiver on the debt-to-worth ratio. Such strategic collaborations and relief under the debt agreements may not be available or may be on terms that are not favorable to the Company. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern. If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock.

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note and the terms of its August 2015 Senior Secured Promissory Notes. See Notes 6 and 15, respectively, for further discussion.

Fair Value of Financial Instruments

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	DECEMBER 31, 2015
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,750	$3,750	$—	$—

	DECEMBER 31, 2014
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$14,746	$14,746	$—	$—

The Company’s money market funds are held at registered investment companies. As of December 31, 2015 and 2014, the money market funds were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

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

During the years ended December 31, 2015, 2014 and 2013, 9%, 12% and 16%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. These two product lines accounted for 89%, 91% and 95% of the Company’s total revenues during the years ended December 31, 2015, 2014 and 2013, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
Year ended December 31,
2015	28%	10%	8%
2014	30%	4%	13%
2013	20%	9%	8%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either December 31, 2015 or 2014 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
December 31, 2015	32%	29%	12%	0%
December 31, 2014	10%	37%	9%	23%

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

Accounts Receivable

The carrying value of the Company’s receivables represents their estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is recorded accordingly. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. During the years ended December 31, 2015, 2014 and 2013, no receivable balances were written-off. As of December 31, 2015 and 2014, the Company had no allowance for doubtful accounts.

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

During the year ended December 31, 2015, the Company recorded, as a component of cost of product revenues, adjustments to inventory reserves of $19,000 due to quantities on hand that may not be used or sold prior to expiration, and an adjustment of $2,545,000 as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

During the year ended December 31, 2014, the Company recorded, as a component of cost of product revenues, adjustments to inventory reserves of $695,000 due to quantities on hand that may not be used prior to expiration as a result of lower production and sales forecasts; an $894,000 write-off of inventory primarily due to the identification of inventory that would not be suitable for sale in future periods either because the inventory did not pass quality inspection or the efficacy had declined; an adjustment of $890,000 as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity; and a $270,000 write-down of the carrying value of inventory to net realizable value.

During the year ended December 31, 2013, the Company recorded, as a component of cost of product revenues, an inventory write-off of $205,000 primarily due to the identification of inventory that would not be suitable for sale and an adjustment of $194,000 to write-down its Zequanox inventory to net realizable value.

Inventories, net consist of the following (in thousands):

	DECEMBER 31,
	2015	2014
Raw materials	$5,110	$5,692
Work in progress	1,044	1,150
Finished goods	2,910	5,378
Finished goods held at customers	—	424

	$9,064	$12,644

As of December 31, 2015 and 2014, the Company had $24,000 and $668,000, respectively, in reserves against its inventories.

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of December 31, 2015 and 2014, the Company recorded deferred cost of product revenues of $1,596,000 and $1,797,000, respectively, including deferred cost of product revenues to related parties of $79,000 and $333,000, respectively.

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

Deferred Financing Costs

Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Upon the amendment or termination of a debt agreement, unamortized deferred financing costs are accounted for in accordance with ASC 470-50-40, Debt Modifications and Extinguishments (“ASC 470-50-40”). As of December 31, 2015, $104,000 and $452,000 of deferred financing costs were recorded as a component of current and non-current other assets, respectively, and are being amortized to interest expense. As of December 31, 2014, $172,000 and $269,000 of deferred financing costs were recorded as a component of current and non-current other assets, respectively, and are being amortized to interest expense.

Impairment of Long-Lived Assets

Impairment losses related to long-lived assets are recognized in the event the net carrying value of such assets is not recoverable and exceeds fair value. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If the carrying amount of a long-lived asset (asset group) is considered is not recoverable, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. To date, the Company has not recognized any such impairment loss associated with its long-lived assets.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to the Company certain unsold products, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of December 31, 2015 and 2014, the Company recorded current deferred product revenues of $2,760,000 and $3,190,000, respectively, including current deferred product revenues from related parties of $168,000 and $660,000, respectively. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the years ended December 31, 2015, 2014 and 2013, 47%, 53% and 23%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. During the year ended December 31, 2015, the Company received payments totaling $750,000 under these agreements, and as of December 31, 2015, an additional $300,000 was included in accounts receivable. During the year ended December 31, 2014, the Company received payments totaling $500,000 under these agreements, and as of December 31, 2014, an additional $750,000 was included in accounts receivable. No payments were received under these agreements during the year ended December 31, 2013. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $333,000, $232,000 and $193,000, respectively, as license revenues, excluding related party revenues.

The Company has a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former beneficial owner of more than 5% of the Company’s common stock, Syngenta Ventures Pte. LTD (“Syngenta Ventures”). In connection with the Company’s public offering in June 2014, Syngenta Ventures sold 600,000 shares of the Company’s common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. During the year ended December 31, 2014, the Company recognized $333,000 of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake. During the year ended December 31, 2013, the Company recognized $131,000 of related party revenues under this agreement.

As of December 31, 2015, the Company recorded current and non-current deferred revenues of $327,000 and $2,021,000, respectively, related to payments received under these agreements. As of December 31, 2014, the Company recorded current and non-current deferred revenues of $331,000 and $2,050,000, respectively, related to payments received under these agreements.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. During the years ended December 31, 2015, 2014 and 2013, research and development expenses totaled $12,392,000, $18,110,000 and $16,918,000, respectively, and patent expenses totaled $1,108,000, $1,171,000 and $987,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2015, 2014 and 2013 were $456,000, $557,000 and $760,000, respectively.

Share-Based Compensation

The Company recognizes share-based compensation expense for all stock options and restricted stock units granted to employees and directors based on estimated fair values.

The Company estimates the fair value of restricted stock units based on the closing bid price of the Company’s common stock on the date of grant.

The Company estimates the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the stock options that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. Forfeitures are estimated on the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes-Merton option-pricing model to calculate the estimated fair value of stock options on the measurement date (generally, the date of grant). The required inputs in the option-pricing model include the expected life of the stock options, estimated volatility factor, risk-free interest rate and expected dividend yield. These inputs are subjective and generally require significant judgment. During the years ended December 31, 2015, 2014 and 2013, the Company calculated the fair value of stock options granted based on the following assumptions:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Expected life (years)	6.08	5.46-6.08	5.29-7.71
Estimated volatility factor	46%-47%	49%-71%	70%-75%
Risk-free interest rate	1.86%-1.93%	1.63%-2.05%	1.27%-2.11%
Expected dividend yield	—	—	—

Expected Life. Expected life represents the period that share-based payment awards are expected to be outstanding. The Company uses the “simplified method” in accordance with Staff Accounting Bulletin (“SAB”)

No. 107, Share-Based Payment (“SAB No. 107”), and SAB No. 110, Simplified Method for Plain Vanilla Share Options (“SAB No. 110”), to calculate the expected term of stock options determined to be “plain vanilla.” Under this approach, the expected term is presumed to be the midpoint between the vesting date and the contractual end of the stock option grant. For stock options granted with an exercise price not equal to the determined fair market value, the Company estimates the expected life based on historical data and management’s expectations about exercises and post-vesting termination behavior. The Company will use the simplified method until it has sufficient historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107 and SAB No. 110.

Estimated Volatility Factor. As the Company’s common stock has a limited trading history, the Company calculates the estimated volatility factor based on the trading history and calculated volatility of the common stock of comparable agricultural biotechnology companies.

Risk-Free Interest Rate. The Company calculates the risk-free interest rate based on the implied yield currently available on U.S. Treasury constant-maturity securities with the same or substantially equivalent remaining term as the expected life of the stock options.

Expected Dividend Yield. The Company has not declared dividends nor does it expect to in the foreseeable future. Therefore, a zero value was assumed for the expected dividend yield.

Estimated Forfeitures. The Company considers voluntary and involuntary termination behavior and actual stock option forfeitures when estimating forfeitures.

If, in the future, the Company determines that other methods for calculating these assumptions are more reasonable, or if other methods are prescribed by authoritative guidance, the fair value calculated for the Company’s stock options could change significantly. Higher volatility factors and longer expected lives result in an increase to the share-based compensation expense determined at the date of grant. Share-based compensation expense is recorded in the Company’s research, development and patent expense and selling, general and administrative expense.

Other Income (Expense), Net

Other income (expense), net primarily included net losses resulting from transactions in foreign currencies of $8,000, $47,000 and $53,000 during the years ended December 31, 2015, 2014 and 2013, respectively, gains on disposal of fixed assets of $39,000 during the year ended December 31, 2015 and losses on disposal of fixed assets of $243,000 and $231,000 during the years ended December 31, 2014 and 2013, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets cannot be recognized under the preceding criteria, the Company establishes valuation allowances, as necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2015 and 2014, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. The Company’s judgments regarding deferred tax assets may change due to future market conditions, as the Company expands into international jurisdictions, due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the Company’s deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made.

The Company recognizes liabilities for uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to analyze the Company’s tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. As of December 31, 2015 and 2014, the Company concluded that no uncertain tax positions were required to be recognized in its consolidated financial statements.

The Company recognizes interest and penalties related to income tax matters in income tax expense. No amounts were recognized for interest and penalties during the years ended December 31, 2015, 2014 and 2013.

Comprehensive Loss

Comprehensive loss represents the net loss for the period adjusted for the results of certain changes to stockholders’ equity (deficit) that are not reflected in the consolidated statements of operations, if applicable. Net loss is the only component of the Company’s comprehensive loss for the periods presented.

Segment Information

The Company is organized as a single operating segment, whereby its chief operating decision maker assesses the performance of and allocates resources to the business as a whole.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating ASU 2016-02 to determine the potential impact to its consolidated financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation and disclosure of financial instruments. Among other things, ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, ASU 2016-01is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-01 to determine the potential impact to its consolidated financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating ASU 2015-17 to determine the potential impact to its consolidated financial statements and related disclosures.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is not planning to early adopt ASU 2015-11 and is currently evaluating ASU 2015-11 to determine the potential impact to its consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt and debt due to related parties in the consolidated balance sheets. The Company is not planning to early adopt ASU 2015-03 and does not anticipate that the adoption of ASU 2015-03 will materially impact its consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The new guidance is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. The Company is not planning to early adopt ASU 2014-15 and is currently evaluating ASU 2014-15 to determine the potential impact to its consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2017, with early adoption permitted. Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard. The Company is not planning to early adopt ASU 2014-09 and is currently evaluating the alternative methods of adoption and the effect on its consolidated financial statements and related disclosures.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	DECEMBER 31,
	2015	2014
Land	$1	$1
Buildings	6,598	6,583
Computer equipment and software	522	522
Furniture, fixtures and office equipment	347	347
Machinery and equipment	15,964	15,519
Leasehold improvements	2,372	1,259
Construction in progress	3	1,023

	25,807	25,254
Less accumulated depreciation	(7,362)	(5,088)

	$18,445	$20,166

The Company has granted interests in certain property, plant and equipment to third parties in connection with certain financing arrangements (see Note 6).

The Company recognized depreciation and amortization expense during the years ended December 31, 2015, 2014 and 2013 of $3,510,000, $2,581,000 and $976,000, respectively, which included amortization expense related to capital leases during those periods (see Note 11).

4. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, restricted stock units, convertible notes, convertible preferred stock and warrants, result in the issuance of common stock which share in the losses of the Company. Certain potential shares of common stock have been excluded from the computation of diluted net loss per share for certain periods as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the loss per share. The treasury stock method has been applied to determine the dilutive effect of warrants.

The following table sets forth the potential shares of common stock as of the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	DECEMBER 31,
	2015	2014	2013
Stock options outstanding	2,116	2,831	2,608
Warrants to purchase common stock	4,027	145	151
Restricted stock units outstanding	107	—	—

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(In thousands, except per share data)
Numerator:
Net loss	$(43,728)	$(51,659)	$(31,242)
Deemed dividend on convertible notes	—	—	(1,378)

Net loss attributable to common stockholders	$(43,728)	$(51,659)	$(32,620)

Effect of potentially dilutive securities:
Convertible notes	—	—	(4,392)
Warrants to purchase preferred stock	—	—	(840)

Net loss for diluted net loss per share	$(43,728)	$(51,659)	$(37,852)

Denominator

Weighted average shares used for basic net loss per share	24,469	22,314	8,731

Effect of potentially dilutive securities:
Convertible notes	—	—	127
Warrants to purchase preferred stock	—	—	53

Weighted average shares outstanding for diluted net loss per share	24,469	22,314	8,911

Basic net loss per share:	$(1.79)	$(2.32)	$(3.74)

Diluted net loss per share:	$(1.79)	$(2.32)	$(4.25)

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2015	2014
Accrued compensation	$999	$1,348
Accrued severance	209	—
Accrued warranty costs	384	202
Accrued legal costs	915	301
Accrued SEC civil penalty (Note 12)	1,750	1,750
Accrued liabilities, other	1,432	2,720

	$5,689	$6,321

On January 14, 2015, James Iademarco was appointed as the Company’s President and Chief Operating Officer. On August 20, 2015, the Company entered into a separation agreement with Mr. Iademarco whereby he resigned effective August 31, 2015, but agreed to remain available to advise the Company in a consulting capacity for an additional period of up to 90 days to assist with the transition of various pending matters. Pursuant to the separation agreement, Mr. Iademarco is entitled to receive, among other things, an amount equal to one-twelfth of his prior base salary of $290,000 on or before the 15th day of each of the twelve months following August 31, 2015 and certain premium payments for health and vision insurance coverage, in partial consideration for Mr. Iademarco granting the Company a general release of liability and claims. During the year ended December 31, 2015, the Company recorded severance expenses in the amount of $313,000 to selling, general and administrative expenses based on the terms of Mr. Iademarco’s separation agreement, of which $209,000 was accrued as of December 31, 2015.

During the year ended December 31, 2015, the Company reduced overall headcount as part of its measures to streamline business operations, reduce operating expenses and conserve cash. During the year ended December 31, 2015, the Company recorded severance expenses in the amount of $180,000 to research, development and patent expenses and $115,000 to selling, general and administrative expenses based on the terms of the employees’ separation agreements, all of which had been paid as of December 31, 2015.

During the year ended December 31, 2014, the Company also reduced overall headcount as part of its measures to streamline business operations, reduce operating expenses and conserve cash, and recorded severance expenses in the amount of $258,000 to research, development and patent expenses and $147,000 to selling, general and administrative expenses based on the terms of the employees’ separation agreements, all of which had been paid as of December 31, 2014.

The Company warrants the specifications and/or performance of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2014	$202
Warranties issued during the period	234
Settlements made during the period	(52)

Balance at December 31, 2015	$384

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	DECEMBER 31,
	2015	2014
Term Loan (“Term Loan”) bearing interest at 7% per annum, payable monthly through April 2016, collateralized by all of the Company’s inventories, chattel paper, accounts receivable, equipment and general intangibles (excluding certain financed equipment and intellectual property). The Term Loan was repaid in August 2015.	$—	$183
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 18.00% per annum, payable monthly through October 2017, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of December 31, 2015 and 2014 of $28 and $203, respectively	12,422	12,247
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of December 31, 2015) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles	9,621	9,873
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of December 31, 2015 of $4,212 (see Note 15)	35,788	—

Debt, including debt due to related parties	57,831	22,303
Less debt due to related parties	(35,788)	—
Less current portion	(267)	(12,636)

	$21,776	$9,667

As of December 31, 2015, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties, are due as follows (in thousands):

Year Ended December 31,
2016	$267
2017	12,732
2018	10,297
2019	10,313
2020	20,329
Thereafter	8,133

Total future principal payments	62,071

The fair value of the Company’s outstanding debt obligations as of December 31, 2015 and 2014 was $23,457,000 and $22,587,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25% for the fixed rate debt and 5.25% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

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

As part of the terms of the October 2012 Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (“Agent Fee”). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. As the maturity date was extended two years in September 2015, the agent fee was increased to 7% of the funded principal amount. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of December 31, 2015, $653,000 of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

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

The debt holder who converted $1,250,000 principal balance of the October 2012 Subordinated Convertible Note (with a fair value of $1,360,000 on the date of conversion) also loaned an additional $2,500,000 in cash as part of the April 2013 Secured Promissory Notes (collectively, the “$3,750,000 Notes”). The Company accounted for the conversion as an extinguishment of debt in accordance with ASC 470-50-40, Modifications and Extinguishments. The $1,360,000 fair value of the partially converted October 2012 Subordinated Convertible Note on the Conversion Date was derecognized and the fair value of the $3,750,000 Notes with the portion of the fair value of the Additional Common Stock Warrants issued to this debt holder on the date of issuance was recorded. The Company recorded the $49,000 excess of the total fair value of the $3,750,000 Notes and the related Additional Common Stock Warrants on the issuance date over total consideration received as a gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2013.

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

The amendment to the loan agreement also amended the interest provision applicable to the October 2012 and April 2013 Secured Promissory Notes to allow any holder of the October 2012 and April 2013 Secured Promissory Notes to request the Company to defer all interest due monthly to the applicable maturity date and the optional prepayment provision applicable to the October 2012 and April 2013 Secured Promissory Notes to allow the Company to repay the outstanding amount of the October 2012 and April 2013 Secured Promissory Notes either with the written consent of the lender or the agent on such lenders’ behalf or without such consent provided that the Company pays the interest that would have been due from the prepayment date to the initial maturity date.

Activity related to the October 2012 and April 2013 Secured Promissory Notes from December 31, 2014 through December 31, 2015 consisted of the following (in thousands):

	DECEMBER 31, 2014	ADDITIONS	AMORTIZATION OF DEBT DISCOUNT	PRINCIPAL PAYMENTS	DECEMBER 31, 2015
Principal	$12,450	$—	$—	$—	$12,450
Debt discount related to the issuance of common stock warrants (1)	(106)	—	94	—	(12)
Discount related to the $3,750,000 Notes (1)	(97)	—	81	—	(16)

	$12,247	$—	$175	$—	$12,422

(1)	The amortization of this account is included in interest expense in the consolidated statements of operations and as non-cash interest expense in the consolidated statements of cash flows.

As of December 31, 2014, the Company was in breach of its covenants under the October 2012 and April 2013 Secured Promissory Notes as a result of its failure to provide annual financial statements in a timely manner and as the Company was in breach of certain of its covenants under its June 2014 Secured Promissory Note as described below. However, in November 2015, the Company received an extension from the lending agent with respect to compliance with the requirements to deliver annual financial statements to the earlier of (i) November 15, 2015 or (ii) such time such financial statements are filed with the SEC. The covenant breach was cured in November 2015 as a result of delivering annual financial statements within the timeline prescribed in the extension and the waiver of certain of the Company’s covenants with respect to the June 2014 Secured Promissory Note as described below.

Credit Facility

On June 14, 2013, the Company entered into a credit facility agreement (“June 2013 Credit Facility”) with a group of lenders that are, or that are affiliated with, existing investors in the Company. Under the June 2013

Credit Facility, the lenders have committed to permit the Company to draw an aggregate amount of up to $5,000,000, and, subject to the Company’s obtaining additional commitments from lenders, such amount may be increased to up to $7,000,000. The June 2013 Credit Facility expired on June 30, 2014 without having been drawn upon.

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

Secured Promissory Note

On April 11, 2014, the Company entered into a $3,000,000 promissory note with Five Star Bank. On April 14, 2014, the Company entered into an agreement with the bank to modify the terms of the promissory note from a single payment loan to a revolving line of credit, which allowed the Company to borrow up to $3,000,000. On April 28, 2014, the Company entered into an agreement to modify the terms of the revolving line of credit to increase the borrowing limit up to $5,000,000. In June 2014, the $4,687,000 balance on the revolving line of credit was paid off and the line was closed when the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with the bank (“Lender”) which bears interest at prime rate (3.5% as of December 31, 2015) plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the Lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount.

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM, LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of December 31, 2015, the Company had $1,856,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

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

The Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the Lender. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the Lender may declare the entire unpaid principal and interest immediately due and payable. As of December 31, 2014, the Company was in breach of certain of its covenants under the loan agreement as a result of its annual and quarterly reports not being filed within the prescribed time period and its being in breach of covenants on the October 2012 and April 2013 Secured Promissory Notes described above. In addition, effective September 30, 2015, the Company’s debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40,000,000 in promissory notes in August 2015 as described in Note 15, which increased the Company’s debt while the Company continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, the Company received a waiver from the Lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2015) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016). The receipt of this waiver and the delivery of annual financial statements within the timeline prescribed in the waiver and the extension under the October 2012 and April 2013 Secured Promissory Notes cured the Company of being in breach of the covenants under the loan agreement.

7. Preferred Stock

The Company sold 1,484,000 shares of its Series A convertible preferred stock in private placements in April 2007 for $2.608 per share, including conversion of certain convertible notes payable, 2,242,000 shares of its Series B convertible preferred stock in August 2008 for $4.849 per share, including conversion of convertible notes payable, and 4,778,000 shares of its Series C convertible preferred stock from March 2010 to June 2011 for $5.317 per share, including conversion of $514,000 of convertible notes payable plus accrued interest of $5,000. The Company recorded the issuance of its Series A, Series B and Series C convertible preferred stock net of issuance costs.

In May 2012, in connection with the issuance of the Series C warrants, the Company amended its certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 12,745,000 shares to 12,936,000 shares and to increase the number of shares of convertible preferred stock the Company is authorized to issue from 8,632,000 shares to 8,823,000 shares, of which, 1,489,000 shares were designated as Series A convertible preferred stock, 2,252,000 shares were designated as Series B convertible preferred stock and 5,082,000 shares were designated as Series C convertible preferred stock.

Upon closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock. Further, in August 2013, the Company amended and restated its certificate of incorporation to effect the conversion of its outstanding convertible preferred stock into common stock on a 1-for-1 basis. The amendment also increased the number of shares of preferred stock authorized for issuance to 20,000,000.

Investors in the Company’s Series C convertible preferred stock were entitled to receive non-cumulative dividends, before and in preference to any amounts paid to Series A and Series B convertible preferred stockholders and common stockholders, and investors in the Company’s Series A and Series B convertible preferred stock were entitled to receive non-cumulative dividends on a pari passu basis, before and in preference to any amounts paid to common stockholders. Dividends would be paid only when and if declared by the board of directors. In addition, these investors were entitled to voting rights equal to the number of shares of the Company’s common stock into which the Series A, Series B and Series C convertible preferred stock were convertible as of the close of business on the record date fixed for each stockholder’s meeting. No dividends were declared on the Series A, Series B or Series C convertible preferred stock.

8. Warrants

The following table summarizes information about the Company’s common stock warrants outstanding as of December 31, 2015 (in thousands, except exercise price data):

DESCRIPTION	ISSUE DATE	EXPIRATION DATE	NUMBER OF SHARES SUBJECT TO WARRANTS ISSUED	EXERCISE PRICE
In connection with June 2013 Credit Facility (June 2013 Warrants)	June 2013	June 2023(1)	27	$8.40
In connection with August 2015 Senior Secured Promissory Notes (August 2015 Warrants)	August 2015	August 2023	4,000	$1.91

			4,027

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

The June 2013 Warrants became exercisable on the date of the IPO. The August 2015 Warrants were immediately exercisable and remain exercisable subject to certain exceptions.

9. Common Stock

In August 2013, the Company amended and restated its certificate of incorporation to increase the number of shares of common stock authorized for issuance to 250,000,000 shares with a par value of $0.00001. As of December 31, 2015, the Company had reserved shares of common stock for future issuances as follows (in thousands):

SHARES
Shares available for future grant under stock incentive plans	2,478
Stock options outstanding	2,116
Warrants to purchase common stock	4,027
Restricted stock units	107

8,728

10. Stock Option Plans

In July 2006, the Company authorized the 2006 Equity Incentive Plan, as amended, (“2006 Plan”). The 2006 Plan provided for the issuance of up to 1,434,000 shares of common stock underlying awards. The 2006 Plan was terminated in December 2011 and no new stock awards may be granted under the 2006 Plan.

The 2006 Plan allowed holders to exercise stock options prior to their vesting. The common stock received by the employee is restricted and follows the same vesting schedule as the underlying option. In the event the employee voluntarily or involuntarily terminates employment from the Company, the Company retains a right to repurchase the unvested common stock at the original option exercise price. As of December 31, 2015 and 2014, no options had been exercised that would be subject to repurchase.

As of December 31, 2015, options to purchase 285,000 shares of the Company’s common stock at a weighted-average exercise price of $1.01 per share were outstanding under the 2006 Plan, of which 285,000 were vested. During the year ended December 31, 2015, 50,000 and 28,000 options were exercised and cancelled, respectively, under the 2006 Plan.

In July 2011, and as amended in September 2012, the Company authorized the 2011 Stock Plan (“2011 Plan”). The 2011 Plan provided for the issuance of up to 1,167,000 shares of common stock underlying awards, plus any shares of common stock underlying awards previously issued under the 2006 Plan that terminate or expire after the date of authorization of the 2011 Plan, subject to certain adjustments. In addition, the 2011 Plan provided that the Company not deliver more than 2,446,000 shares upon the exercise of incentive stock options issued under both the 2006 Plan and 2011 Plan. The 2011 Plan was terminated in August 2013 and no new stock awards may be granted under the 2011 Plan.

As of December 31, 2015, options to purchase 361,000 shares of the Company’s common stock at a weighted-average exercise price of $7.47 per share were outstanding under the 2011 Plan, of which 302,000 were vested. During the year ended December 31, 2015, 11,000 and 261,000 options were exercised and cancelled, respectively, under the 2011 Plan.

In August 2013, the Company’s board of directors adopted the 2013 Stock Incentive Plan (“2013 Plan”) covering officers, employees, and directors of, and consultants to, the Company. Under the 2013 Plan, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights. At the time the 2013 Plan was established, the maximum aggregate number of shares of the Company’s common stock that could be issued pursuant to the 2013 Plan was 1,600,000, plus the number of shares of common stock that were reserved for issuance pursuant to future grants under the 2011 Plan at that time. The number of shares authorized for issuance pursuant to the 2013 Plan automatically increases by any additional shares that would have otherwise returned to the 2011 Plan as a result of the forfeiture, termination or expiration of awards previously granted under the 2011 Plan. In addition, the number of shares authorized for issuance pursuant to the 2013 Plan will increase by a number equal to the lesser of (i) 3.5% of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (ii) a lesser number of shares determined by the administrator.

As of December 31, 2015, options to purchase 1,470,000 shares of the Company’s common stock at a weighted-average exercise price of $10.78 per share were outstanding under the 2013 Plan, of which 768,000 were vested. During the year ended December 31, 2015, 510,000 options were cancelled and no options were exercised under the 2013 Plan.

Generally, options vest 25% on the first anniversary from the date of grant and 1/48 per month thereafter; however, options may be granted with different vesting terms as determined by the Company’s board of directors.

During the year ended December 31, 2015, the Company granted restricted stock units under the 2013 Plan. On the date of grant, 7/12 of the restricted stock units vested immediately with 5/12 vesting equally over the five monthly anniversaries following the date of issuance of the award. One share of common stock is issuable for each vested restricted stock unit upon the earlier of the grantee’s separation of service or a change in control. As of December 31, 2015, there were 107,000 restricted stock units outstanding under the 2013 Plan.

The following table summarizes the activity under the Company’s stock option plans for the year ended December 31, 2015 (in thousands, except exercise price and remaining contractual life data):

	SHARES OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Balances at December 31, 2014	2,831	$9.39	7.4	$1,595
Options granted	145	$1.61
Options exercised	(61)	$0.91
Options cancelled	(799)	$9.93

Balances at December 31, 2015	2,116	$8.90	7.3	$45

Vested and expected to vest at December 31, 2015	1,888	$8.73	7.2	$45

Exercisable at December 31, 2015	1,355	$8.09	6.8	$45

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $35,000, $6,302,000 and $2,801,000, respectively.

The estimated fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $4,950,000, $3,863,000 and $1,314,000 respectively. The weighted-average estimated fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $0.75 per share, $6.10 per share and $10.35 per share, respectively.

During the years ended December 31, 2015, 2014 and 2013, the Company recorded share-based compensation expense related to stock options of $3,715,000, $4,555,000 and $2,300,000, respectively. During the years ended

December 31, 2015, 2014 and 2013, the Company did not realize any tax benefit associated with its share-based compensation expense as certain of the option grants were incentive stock options for which share-based compensation expense is not deductible and as a result of the full valuation allowance on the Company’s deferred tax assets (see Note 13).

As of December 31, 2015, the total share-based compensation expense related to unvested options granted to employees under the Company’s stock option plans but not yet recognized was $3,273,000. This expense will be recognized on a straight-line basis over a weighted-average remaining term of 1.9 years.

On November 7, 2013, the Company announced that its Chief Financial Officer, Donald J. Glidewell, had decided to retire, and the Company entered into a transition agreement with Mr. Glidewell which provided, among other things, for the vesting of his outstanding equity awards through the transition date. During the years ended December 31, 2014 and 2013, the Company recorded share-based compensation expense of $444,000 and $266,000, respectively, relating to the acceleration of vesting of Mr. Glidewell’s equity awards. No share-based compensation expense was recognized relating to the acceleration of vesting of Mr. Glidewell’s equity awards during the year ended December 31, 2015, and as of December 31, 2015, there was no share-based compensation expense related to unvested options granted to Mr. Glidewell under the Company’s stock option plans not yet recognized.

The following table summarizes shares available for grant under the Company’s stock incentive plans for the year ended December 31, 2015 (in thousands):

SHARES AVAILABLE FOR GRANT
Balances at December 31, 2014	1,086
Shares authorized	856
Options granted	(145)
Options cancelled	799
Restricted stock units granted	(125)
Restricted stock units forfeited	7

Balances at December 31, 2015	2,478

The following table summarizes the activity of restricted stock units for the year ended December 31, 2015 (in thousands, except weighted average grant date fair value):

	SHARES OUTSTANDING	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested at December 31, 2014	—	$—
Granted	125	$1.23
Vested	(73)	$1.23
Forfeited	(7)	$1.23

Nonvested at December 31, 2015	45	$1.23

The fair value of restricted stock units is determined based on the closing bid price of the Company’s common stock on the date of grant. During the year ended December 31, 2015, the Company recognized $96,000 of share-based compensation expense related to restricted stock units. Total share-based compensation expense related to restricted stock units not yet recognized as of December 31, 2015 was $50,000, which is expected to be recognized over a weighted average period of 0.4 years.

11. Capital Leases

The Company accounts for certain equipment acquired under financing arrangements as capital leases. This equipment is included in property, plant and equipment, and amortization of assets under capital leases is included in depreciation expense. As of December 31, 2015 and 2014, the cost of this equipment was $2,991,000 and $3,063,000, respectively, and accumulated amortization was $2,457,000 and $1,627,000, respectively.

Amortization of capital leases during the years ended December 31, 2015, 2014 and 2013 totaled $1,567,000, $1,496,000 and $470,000, respectively.

As of December 31, 2015, the Company’s aggregate contractual future minimum lease payments on the capital leases are due as follows (in thousands):

CAPITAL LEASES
Year Ended December 31,
2016	667
2017	19

Total minimum payments required	686
Less amount representing interest	(21)

Present value of future payments	665
Less current portion	(647)

$18

12. Commitments and Contingencies

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

The Company recognizes expense under its operating leases on a straight-line basis over the terms of the leases. As of December 31, 2015, the Company’s aggregate contractual future minimum lease payments under non-cancelable lease agreements is as follows (in thousands):

OPERATING LEASES
Year Ended December 31,
2016	$1,029
2017	941
2018	949
2019	615
2020 and beyond	—

Total minimum payments required	$3,534

The Company incurred rent expense of $1,102,000, $1,134,000 and $691,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Litigation

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, the Company, along with certain of its current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al, Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in or traceable to the Company’s August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in the Company’s June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”). In addition to the Company, the initial consolidated complaint names certain of the Company’s current and former officers and directors and the Company’s independent registered public accounting firm as defendants. The initial consolidated complaint alleges violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about the Company’s business and prospects, including its financial statements, product revenues and system of internal controls. Plaintiffs contend that such statements caused the Company’s stock price to be artificially inflated. The action includes claims for damages, fees and expenses, including an award of attorneys’ and experts’ fees to the putative class. An amended consolidated complaint was filed on January 11, 2016. On February 4, 2016, the Court approved a stipulation between the parties deferring action pending the outcome of a mediation proceeding, and ordered the parties to provide a status update on May 4, 2016. The outcome of this matter is not presently determinable.

On September 9, 2014 and November 25, 2014, shareholder derivative actions were filed in the Superior Court of California, County of Yolo (Case No. CV14-1481) and the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-02779-JAM-CKD), purportedly on the Company’s behalf, against certain current and former officers and members of its board of directors (the “2014 Derivative Actions”). The plaintiffs in the 2014 Derivative Actions allege that the defendants breached their fiduciary duties, committed waste, were unjustly enriched and aided and abetted breaches of fiduciary duty by causing the Company to issue allegedly false and misleading statements. The issues in the 2014 Derivative Actions overlap substantially with those at issue in the Class Action described above. The plaintiffs in the 2014 Derivative Actions seek, purportedly on behalf of the Company, an unspecified award of damages including, but not limited to, various corporate governance reforms, an award of restitution, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Courts may deem just and proper. The Courts have granted the parties’ stipulations to defer litigation activity, subject to certain conditions and pending certain developments in the Class Action.

On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on the Company’s behalf, against certain current and former officers and members of the Company’s board of directors and the Company’s independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleges that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing the Company to issue allegedly false and misleading statements. The plaintiff in the 2015 Derivative Action also alleges that the Company’s independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2015 Derivative Action overlap substantially with those at issue in the 2014 Derivative Actions and the Class Action described above. On February 5, 2016, the Court approved a stipulation between the parties deferring action pending the outcome of a mediation proceeding, and ordered the parties to provide a status update on May 5, 2016. Given the preliminary nature of the Derivative Actions, the Company is not in a position to express any opinion regarding the outcome in these matters.

The Company is currently unable to estimate a range of reasonably possible loss for the litigation as these matters involve significant uncertainties. Those uncertainties include the legal theory or the nature of the claims, the complexity of the facts, the results of any investigation or litigation and the timing of resolution of the investigations or litigation. Although the Company cannot estimate a range of reasonably possible loss based on currently available information, the resolution of these matters could have a material adverse effect on its financial position, results of operations and cash flows.

SEC Investigation

In September 2014, the Company advised the staff of the Division of Enforcement of the SEC that the Audit Committee of the Company’s board of directors had commenced an internal investigation. The SEC commenced a formal investigation of these matters, and in February 2016, the Company entered into a settlement agreement with the SEC. In agreeing to the settlement, the Company neither admits nor denies the SEC’s allegations that the Company violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Under the terms of the settlement agreement, the Company paid a $1,750,000 civil penalty in March 2016 and consented to an injunction against future violations of such laws. The Company had previously recorded expenses of $1,750,000 in its consolidated statements of operations for the year ended December 31, 2014 for an accrual of its estimate of the penalties arising from such enforcement action.

13. Income Taxes

As of December 31, 2015, the Company had net operating loss carryforwards for federal income tax reporting purposes of $166,379,000, which begin to expire in 2026, and California and various other state net operating loss carryforwards of $107,329,000 and $39,050,000, respectively, which begin to expire in 2016. California net operating loss carryforwards of $257,000 and $1,744,000 will expire in 2016 and 2017, respectively. California and various other state net operating loss carryforwards of $105,328,000 and $39,050,000, respectively, will expire from 2028 through 2035. In addition, as of December 31, 2015, the Company had federal research and development tax credit carryforwards of $1,889,000, which begin to expire in 2026, and state research and development tax credit carryforwards of $2,027,000, which have no expiration date.

The Company’s ability to utilize its federal and state net operating loss carryforwards and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change in ownership as defined by Internal Revenue Code (“IRC”) Section 382. In the event that the Company has such a change in ownership, the Company’s utilization of these carryforwards could be severely restricted and could result in the expiration of a significant amount of these carryforwards prior to the Company recognizing their benefit. The Company completed a Section 382 analysis as of December 31, 2013 and concluded that $493,000 in federal net operating loss carryforwards and $151,000 in federal research and development tax credit carryforwards are expected to expire prior to utilization as a result of the Company’s previous ownership changes and corresponding annual limitations. The Company has not, however, conducted a Section 382 study for any periods subsequent to December 31, 2013, and as such, the Company cannot provide any assurance that a change in ownership within the meaning of the IRC has not occurred since that date.

As of December 31, 2015, deferred tax assets of $68,969,000, arising primarily as a result of the Company’s net operating loss carryforwards, tax credits and certain costs capitalized for tax purposes, were fully offset by a valuation allowance. The valuation allowance increased by $15,241,000, $18,459,000 and $12,869,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The deferred tax asset balances as of December 31, 2015 and 2014 excluded excess tax benefits from stock option exercises of $2,096,000 and $2,092,000, respectively.

The temporary timing differences that give rise to the deferred tax assets are as follows (in thousands):

	DECEMBER 31,
	2015	2014
Components of deferred taxes:
Net operating loss carryforwards	$62,255	$47,723
Research and development tax credits	2,418	2,106
Other, net	4,296	3,899

Net deferred tax assets	68,969	53,728
Less valuation allowance	(68,969)	(53,728)

Net deferred tax assets	$—	$—

The Company had no deferred tax liabilities as of December 31, 2015 and 2014.

The Company recognized no income tax expense and received no benefit from income taxes during the years ended December 31, 2015, 2014 and 2013. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	DECEMBER 31,
	2015	2014
Federal tax benefit at statutory rate	34%	34%
State tax benefit, net of federal benefit	4	5
Interest expense	(1)	(1)
Share-based compensation expense	(1)	(2)
Other	(1)	—
Adjustment due to change in valuation allowance	(35)	(36)

Provision for income taxes	—%	—%

As of December 31, 2015, the Company had unrecognized tax benefits of $982,000. The unrecognized tax benefits, if recognized, would not impact the Company’s effective tax rate as the recognition of these tax benefits would be offset by changes in the Company’s valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax position during the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014
Balance at January 1	$853	$660
Increase related to prior year tax positions	—	—
Increase related to current year tax positions	129	193

Balance at December 31	$982	$853

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for 2006 through 2014 due to unutilized net operating loss carryforwards and research and development tax credit carryforwards.

14. Employee Benefit Plan

The Company offers a defined contribution plan to all eligible employees, which is qualified under Section 401(k) of the IRC. The Company currently provides a matching contribution based on a formula which provides for a dollar-for-dollar matching contribution of the employee’s 401(k) contribution up to 3% of eligible pay plus a 50% matching contribution on the employee’s 401(k) contribution between 3% and 5% of eligible pay. Each participant is 100% vested in elective contributions and the Company’s matching contribution. The Company provided 401(k) matching contributions during the years ended December 31, 2015, 2014 and 2013 of $330,000, $370,000 and $294,000, respectively.

15. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. Debt due to related parties as of December 31, 2015 was $35,788,000, net of unamortized debt discount of $4,212,000. The fair value of the Company’s debt due to related parties was $34,923,000 as of December 31, 2015, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25%, and is classified as Level 3 within the fair value hierarchy. Accrued interest due to related parties as of December 31, 2015 was $1,175,000.

The August 2015 Senior Secured Promissory Notes contain customary covenants, in addition to the contractual obligation to maintain cash and cash equivalents of at least $15,000,000, which is recorded as restricted cash included in non-current assets. The $15,000,000 that the Company is required to maintain is not required to be segregated from the Company’s operational cash.

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

In connection with the August 2015 Senior Secured Promissory Notes, the Company issued warrants (“August 2015 Warrants”) to purchase 4,000,000 shares of common stock of the Company. The August 2015 Warrants are immediately exercisable at an exercise price of $1.91 per share and may be exercised at a holder’s option at any time on or before August 20, 2023 (subject to certain exceptions). The fair value of the August 2015 Warrants at the date of issuance of $4,610,000 was recorded as a discount to the August 2015 Senior Secured Promissory Notes as a component of non-current other liabilities and is being amortized to interest expense to related parties over the term of the arrangement.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of December 31, 2015, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

The Tremont Group, Inc.

Les Lyman, a member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. During the years ended December 31, 2015, 2014 and 2013, revenue of $492,000, $821,000 and $418,000, respectively, was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by The Tremont Group, Inc. during the period. As of December 31, 2015 and 2014, the Company had no outstanding accounts receivable due from The Tremont Group, Inc. As of December 31, 2015 and 2014, the Company recorded deferred cost of product revenues of $79,000 and $333,000, respectively, and current deferred product revenues of $168,000 and $660,000, respectively, relating to product sold to The Tremont Group, Inc. where title has transferred but the criteria for revenue recognition have not been met. In January 2016, Les Lyman resigned from the Company’s board of directors effective January 4, 2016. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to January 2016 will not be included in related party revenues.

Syngenta

The Company has a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former beneficial owner of more than 5% of the Company’s common stock, Syngenta Ventures. In connection with the Company’s public offering in June 2014, Syngenta Ventures sold 600,000 shares of the Company’s common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. During the years ended December 31, 2014 and 2013, the Company recognized $333,000 and $247,000, respectively, of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

16. Reverse Stock Split

On August 1, 2013, the Company amended and restated its certificate of incorporation to effect the conversion of its outstanding convertible preferred stock into common stock on a 1-for-1 basis followed immediately by a reverse split of shares of its common stock (including the common stock issued upon conversion of the convertible preferred stock) at a 1-for-3.138458 ratio (“Reverse Stock Split”). The amendment also increased the number of shares of common stock authorized for issuance to 250,000,000 shares and the number of shares of preferred stock authorized for issuance to 20,000,000. The par value of the common stock and preferred stock was not adjusted as a result of the Reverse Stock Split.

All issued and outstanding common stock, preferred stock and warrants for common stock or preferred stock, and the related per share amounts contained in the consolidated financial statements, have been retroactively adjusted to give effect to this Reverse Stock Split for all periods presented.

17. Public Offerings

In August 2013, the Company closed its IPO of 5,462,500 shares of its common stock (inclusive of 712,500 shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to the Company were $65,550,000, and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $56,105,000. In connection with the IPO:

•	all outstanding shares of convertible preferred stock were converted into 8,514,000 shares of common stock, including 10,000 shares issued upon the cash exercise of Series B convertible preferred stock warrants;

•	all outstanding principal and accrued interest of the convertible notes was converted into 3,741,000 shares of common stock;

•	47,000 shares of common stock were issued upon the net exercise of common stock warrants;

•	3,000 shares of common stock were issued upon the cash exercise of common stock warrants; and

•	the Series A and Series C convertible preferred stock warrants were net exercised for 71,000 shares of common stock.

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

18. Quarterly Financial Information (Unaudited)

Fiscal Year 2015:

	MARCH 31, 2015	JUNE 30, 2015	SEPTEMBER 30, 2015	DECEMBER 31, 2015
	(In thousands, except per share data)
Total revenues	$2,056	$3,357	$2,475	$1,913
Gross profit (loss)	58	363	135	(11)
Net loss	(11,914)	(10,985)	(9,799)	(11,030)
Basic and diluted net loss per common share	(0.49)	(0.45)	(0.40)	(0.45)

Fiscal Year 2014:

	MARCH 31, 2014	JUNE 30, 2014	SEPTEMBER 30, 2014	DECEMBER 31, 2014
	(In thousands, except per share data)
Total revenues	$2,704	$3,134	$2,200	$1,098
Gross profit (loss)	911	423	(1,302)	(334)
Net loss	(10,315)	(10,711)	(14,400)	(16,233)
Basic and diluted net loss per common share	(0.53)	(0.52)	(0.59)	(0.66)

19. Subsequent Event

On January 19, 2016, the Company entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space located in Davis, California pursuant to the terms of its lease agreement. The initial term of the sublease is for a period of approximately 43 months and commenced on February 1, 2016. The monthly base rent is approximately $5,000 per month for the first 12 months with a 5% increase each year thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control

Based on the Audit Committee’s independent investigation, management identified material weaknesses in internal control over financial reporting as of December 31, 2014 resulting in revenue transactions that were recognized prior to satisfaction of all required revenue recognition criteria. These include material weaknesses related to our process for recognizing revenue relating to certain former sales personnel who did not conduct their duties with the requisite level of integrity and control consciousness, leading to insufficient attention to their responsibilities and internal controls, without management having implemented mitigating controls to discourage, prevent or detect the override of internal control by those personnel. In addition, it was determined that our internal controls were not effectively designed to identify instances when sales personnel made unauthorized commitments with certain distributors.

Additionally, we determined that a deficiency existed in our governance practices related to ineffective controls over the timeliness and accuracy of documentation related to actions of our board of directors and compensation committee specific to approving stock option grants. While no financial statement accounts or disclosures were misstated in connection with our stock option grants, the potential impact of not accurately documenting board and committee approvals could have led to a material misstatement. Accordingly, management determined that these control deficiencies represented material weaknesses in our internal controls over financial reporting, and accordingly, our internal control was ineffective as of December 31, 2014.

During the year ended December 31, 2015, we completed the remediation of controls related to these material weaknesses, which focus on continued training for and communication with employees regarding our enhanced policies and procedures, and we have determined that these material weaknesses were remediated as of December 31, 2015.

Specifically relating to the material weaknesses identified over revenue recognition and the control environment:

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

During the year ended December 31, 2015, we remediated the material weakness over stock options by conducting training with our legal department and those charged with governance to ensure that board and compensation committee minutes are prepared more timely and accurately and reviewed with sufficient rigor to ensure that the minutes of actions/approvals by the board and compensation committee fully and accurately reflect the actions related to stock option grants.

Except as disclosed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be contained in our definitive Proxy Statement for the Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement for the Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement for the Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement for the Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement for the Annual Meeting of Shareholders and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on March 30, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Pamela G. Marrone Pamela G. Marrone	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016

/s/ James B. Boyd James B. Boyd	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 30, 2016

/s/ Tim Fogarty Tim Fogarty	Chair of the Board	March 30, 2016

/s/ Pamela Contag Pamela Contag	Director	March 30, 2016

Kathleen A. Merrigan	Director

/s/ Elin Miller Elin Miller	Director	March 30, 2016

/s/ George Kerckhove George Kerckhove	Director	March 30, 2016

SIGNATURE	TITLE	DATE

/s/ Michael H. Benoff Michael H. Benoff	Director	March 30, 2016

/s/ Richard Rominger Richard Rominger	Director	March 30, 2016

INDEX TO EXHIBITS

		INCORPORATED BY REFERENCE				FILED HEREWITH
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE

3.1	Fourth Amended and Restated Certificate of Incorporation of Marrone Bio Innovations, Inc.	10-K	001-36030	3.1	March 25, 2014

3.2	Amended and Restated Bylaws of Marrone Bio Innovations, Inc.	10-K	001-36030	3.2	March 25, 2014

4.1	Form of Marrone Bio Innovations, Inc.’s common stock certificate.	S-1/A	333-189753	10.4	July 22, 2013

4.2	Form of Senior Secured Promissory Notes issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.1	August 25, 2015

4.3	Form of Warrants issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.2	August 25, 2015

10.1†	Marrone Bio Innovations, Inc. Stock Option Plan and related documents.	S-1	333-189753	10.1	July 1, 2013

10.2†	Marrone Bio Innovations, Inc. 2011 Stock Plan and related documents.	S-1	333-189753	10.2	July 1, 2013

10.3†	Marrone Bio Innovations, Inc. 2013 Stock Incentive Plan and related documents.	S-1/A	333-189753	10.3	July 22, 2013

10.4†	Indemnification Agreement by and between Marrone Bio Innovations, Inc. and each of its directors and executive officers.	S-1/A	333-189753	10.4	July 22, 2013

10.5†	Offer letter, dated June 29, 2006, between Marrone Organic Innovations, Inc. and Dr. Pamela G. Marrone.	S-1	333-189753	10.5	July 1, 2013

10.6†	Offer letter, dated February 26, 2014, between Marrone Bio Innovations, Inc. and Linda V. Moore.	10-K	001-36030	10.6	November 10, 2015

10.7†	Letter Agreement, dated March 3, 2015, between Marrone Bio Innovations, Inc. and Linda V. Moore.	10-K	001-36030	10.7	November 10, 2015

		INCORPORATED BY REFERENCE				FILED HEREWITH
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE

10.8†	Offer letter, dated February 10, 2014, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.8	March 25, 2014

10.9†	Letter Agreement, dated March 3, 2015, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.9	November 10, 2015

10.10	Office Lease, dated September 9, 2013, by and between Bio Innovations, Inc. and Six Davis, LLC.	10-Q	001-36030	10.1	September 13, 2013

10.11	First Amendment to Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Six Davis, LLC.	10-Q	001-36030	10.3	May 15, 2014

10.12	Office Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Seven Davis, LLC.	10-Q	001-36030	10.4	May 15, 2014

10.13	Business Loan Agreement, dated June 13, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing LLC and Marrone Bio Innovations, Inc.	10-Q	001-36030	10.4	August 13, 2014

10.14	Convertible Note Purchase Agreement, dated March 15, 2012, by and among Marrone Bio Innovations, Inc. and the Investors party thereto, including form of convertible promissory note.	S-1	333-189753	10.15	July 1, 2013

10.15	Amendment and Consent, dated August 30, 2012, by and among Marrone Bio Innovations, Inc. and the Investors party thereto, including form of convertible promissory note.	S-1	333-189753	10.16	July 1, 2013

10.16	Loan Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc., the Investors party thereto and the administrative and collateral agent, including form of promissory note and warrant.	S-1	333-189753	10.17	July 1, 2013

10.17	Security Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc. and the administrative and collateral agent.	S-1	333-189753	10.18	July 1, 2013

		INCORPORATED BY REFERENCE				FILED HEREWITH
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE

10.18	Loan Agreement, dated October 16, 2012, by and among Marrone Bio Innovations, Inc., the Investor party thereto and the administrative and collateral agent, including form of convertible promissory note.	S-1	333-189753	10.19	July 1, 2013

10.19	Security Agreement, dated October 16, 2012, by and among Marrone Bio Innovations, Inc. and the administrative and collateral agent.	S-1	333-189753	10.20	July 1, 2013

10.20	Note Purchase Agreement, dated December 6, 2012, by and between Marrone Bio Innovations, Inc. and Syngenta Ventures Pte. Ltd., including convertible promissory note.	S-1	333-189753	10.21	July 1, 2013

10.21	Intercreditor Agreement, dated December 6, 2012, by and among Marrone Bio Innovations, Inc., Syngenta Ventures Pte. Ltd. and the administrative agent and collateral agent.	S-1	333-189753	10.22	July 1, 2013

10.22	Amendment and Consent, dated April 10, 2013, by and among Marrone Bio Innovations, Inc. and the administrative agent party thereto.	S-1	333-189753	10.23	July 1, 2013

10.23	Amendment and Consent, dated April 10, 2013, by and among Marrone Bio Innovations, Inc. and the administrative agent party thereto.	S-1	333-189753	10.23	July 1, 2013

10.24	Credit Facility Agreement, dated June 14, 2013, by and among Marrone Bio Innovations, Inc. and the Investors party thereto, including form of promissory note and warrant.	S-1	333-189753	10.33	July 1, 2013

10.25††	License Agreement, dated May 22, 2007, between the KHH Biosci, Inc. and Marrone Organic Innovations, Inc.	S-1/A	333-189753	10.24	July 31, 2013

10.26††	License Agreement, dated November 13, 2007, between the U.S. Government, as represented by the U.S. Department of Agriculture, Agricultural Research Service, and Marrone Organic Innovations, Inc.	S-1	333-189753	10.25	July 1, 2013

		INCORPORATED BY REFERENCE				FILED HEREWITH
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE

10.27††	License Agreement, dated December 28, 2009, between the University of the State of New York and Marrone Bio Innovations, Inc.	S-1/A	333-189753	10.26	July 31, 2013

10.28††	Commercial Agreement, dated February 1, 2011, between Syngenta Crop Protection AG and Marrone Bio Innovations, Inc.	S-1/A	333-189753	10.27	July 31, 2013

10.29††	Commercial Agreement, dated August 26, 2011, between FMC Corporation and Marrone Bio Innovations, Inc.	S-1/A	333-189753	10.28	July 31, 2013

10.30††	Technology Evaluation and Master Development Agreement, dated September 13, 2011, between The Scotts Company LLC and Marrone Bio Innovations, Inc.	S-1/A	333-189753	10.29	July 31, 2013

10.31	Asset Purchase Agreement, dated May 25, 2012, between Bankruptcy Trustee for Michigan BioDiesel, LLC and Marrone Bio Innovations, Inc.	S-1	333-189753	10.30	July 1, 2013

10.32†	Offer letter, dated January 2, 2015, by and between Marrone Bio Innovations, Inc. and James Iademarco.	10-Q	001-36030	10.1	November 10, 2015

10.33†	Separation Agreement, dated as of August 20, 2015, by and between Marrone Bio Innovations, Inc. and James Iademarco.	8-K	001-36030	10.3	August 25, 2015

10.34	Security Agreement, dated as of August 20, 2015, by and among Marrone Bio Innovations, Inc. and the counterparties thereto.	8-K	001-36030	10.1	August 25, 2015

10.35	Omnibus Amendment to Loan Agreement, dated as of August 19, 2015, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.2	August 25, 2015

21.1	Subsidiary List of Marrone Bio Innovations, Inc.	S-1/A	333-189753	21.1	July 22, 2013

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

		INCORPORATED BY REFERENCE				FILED HEREWITH
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE

24.1	Power of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements					X

†	Indicates a management contract or compensatory plan or arrangement.
††	Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.