Form 10-Q
period 2016-03-31
MARRONE BIO INNOVATIONS INC
filed 2016-05-16
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 11, 2016
Common Stock, $0.00001 par value	24,583,831

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	MARCH 31, 2016	DECEMBER 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,824	$19,838
Restricted cash, current portion	1,856	1,856
Accounts receivable	4,694	2,347
Inventories, net	8,560	9,064
Deferred cost of product revenues, including deferred cost of product revenues to related parties of $0 and $79 as of March 31, 2016 and December 31, 2015, respectively	2,232	1,596
Prepaid expenses and other current assets	930	1,211

Total current assets	28,096	35,912
Property, plant and equipment, net	19,077	18,445
Restricted cash, less current portion	16,560	16,560
Other assets	284	284

Total assets	$64,017	$71,201

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,604	$2,007
Accrued liabilities	4,634	5,689
Accrued interest due to related parties	804	1,175
Deferred revenue, current portion	4,396	2,919
Deferred revenue from related parties	—	168
Capital lease obligations, current portion	763	647
Debt, current portion	242	244

Total current liabilities	13,443	12,849
Deferred revenue, less current portion	1,929	2,021
Capital lease obligations, less current portion	694	18
Debt, less current portion	21,458	21,509
Debt due to related parties	35,799	35,512
Other liabilities	1,359	1,314

Total liabilities	74,682	73,223
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock: $0.00001 par value; 250,000 shares authorized, 24,584 shares issued and outstanding as of March 31, 2016 and 24,536 as of December 31, 2015	—	—
Additional paid in capital	202,187	201,554
Accumulated deficit	(212,852)	(203,576)

Total stockholders’ deficit	(10,665)	(2,022)

Total liabilities and stockholders’ deficit	$64,017	$71,201

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Revenues:
Product	$2,577	$1,774
License	92	83
Related party	—	199

Total revenues	2,669	2,056
Cost of product revenues, including cost of product revenues to related parties of $0 and $82 for the three months ended March 31, 2016 and 2015, respectively	2,269	1,998

Gross profit	400	58
Operating Expenses:
Research, development and patent	2,322	3,422
Selling, general and administrative	5,530	7,887

Total operating expenses	7,852	11,309

Loss from operations	(7,452)	(11,251)
Other income (expense):
Interest income	15	9
Interest expense	(1,037)	(669)
Interest expense to related parties	(796)	—
Other income (expense), net	(6)	(3)

Total other expense, net	(1,824)	(663)

Loss before income taxes	(9,276)	(11,914)
Income taxes	—	—

Net loss	$(9,276)	$(11,914)

Basic and diluted net loss per common share	$(0.38)	$(0.49)

Weighted-average shares outstanding used in computing net loss per common share	24,569	24,465

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Net loss	$(9,276)	$(11,914)
Other comprehensive loss	—	—

Comprehensive loss	$(9,276)	$(11,914)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Cash flows from operating activities
Net loss	$(9,276)	$(11,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	594	833
Loss on disposal of equipment	5	4
Share-based compensation	617	1,090
Non-cash interest expense	329	133
Net changes in operating assets and liabilities:
Accounts receivable	(2,347)	(383)
Inventories	504	869
Prepaid Expenses and other assets	109	277
Deferred cost of product revenues	(636)	(142)
Accounts payable	583	(1,638)
Accrued and other liabilities	(1,040)	(605)
Accrued interest due to related parties	(371)	—
Deferred revenue	1,385	315
Deferred revenue from related parties	(168)	(199)

Net cash used in operating activities	(9,712)	(11,360)
Cash flows from investing activities
Purchases of property, plant and equipment	(49)	(1,030)
Proceeds from the sale of equipment	—	7

Net cash used in investing activities	(49)	(1,023)
Cash flows from financing activities
Repayment of debt	(65)	(97)
Repayment of capital leases	(204)	(492)
Exercise of stock options	16	—

Net cash provided by financing activities	(253)	(589)
Net decrease in cash and cash equivalents	(10,014)	(12,972)
Cash and cash equivalents, beginning of period	19,838	35,324

Cash and cash equivalents, end of period	$9,824	$22,352

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $0 and $4 for the three months ended March 31, 2016 and 2015, respectively	$1,882	$536

Supplemental disclosure of non-cash investing and financing activities:
Property, plant and equipment included in accounts payable and accrued liabilities	$14	$132

Equipment acquired under capital leases	$1,586	$—

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of March 31, 2016, the Company had an accumulated deficit of $212,852,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company has funded operations primarily with net proceeds from public offerings of common stock, private placements of convertible preferred stock, convertible notes, and promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of March 31, 2016, the Company had working capital of $14,653,000, including cash and cash equivalents of $9,824,000. In addition, as of March 31, 2016, the Company had debt and debt due to related parties of $21,700,000 and $35,799,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. In addition, as of March 31, 2016, the Company had a total of $18,416,000 of restricted cash relating to these debt agreements (see Notes 6 and 9).

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

Without obtaining a waiver, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity or debt, the Company currently estimates it may be below the $15,000,000 minimum cash balance requirement in the promissory notes with affiliates of Waddell & Reed by the fourth quarter of 2016. Further, without entering into a continuation of its current waiver due to expire December 31, 2016, the Company expects it will exceed its maximum debt-to-worth requirement under a promissory note with Five Star Bank. A violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is focused on efforts to increase liquidity in the near-term and plans to request relief of the minimum cash balance requirement and an extension of the waiver on the debt-to-worth ratio. Such strategic collaborations and relief under the debt agreements may not be available or may be on terms that are not favorable to the Company. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern. If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note and the terms of its August 2015 Senior Secured Promissory Notes. See Notes 6 and 9, respectively, for further discussion.

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

For the three months ended March 31, 2016 and 2015, 9% and 2%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. These two product lines accounted for 80% and 97% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E	CUSTOMER F (1)
For the three months ended March 31,
2016	24%	13%	13%	3%	5%	—
2015	17%	4%	4%	24%	14%	10%

(1)	Represents revenues from related parties. See Note 9 for further discussion.

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either March 31, 2016 or December 31, 2015 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
March 31, 2016	31%	10%	4%
December 31, 2015	32%	29%	12%

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

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of March 31, 2016 and December 31, 2015, the Company recorded deferred cost of product revenues of $2,232,000 and $1,596,000, respectively, including deferred cost of product revenues to related parties of $79,000 as of December 31, 2015. As of March 31, 2016, there were no deferred cost of product revenues to related parties.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to the Company certain unsold products, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of March 31, 2016 and December 31, 2015, the Company recorded current deferred product revenues of $4,069,000 and $2,760,000, respectively, including current deferred product revenues from related parties of $168,000 as of December 31, 2015. There were no current deferred product revenues from related parties as of March 31, 2016. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the three months ended March 31, 2016 and 2015, 44% and 32%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. For the three months ended March 31, 2015, the Company received payments totaling $750,000 under these agreements. No payments were received under these agreements for the three months ended March 31, 2016. As of March 31, 2016, an additional $300,000 was included in accounts receivable. For the three months ended March 31, 2016 and 2015, the Company recognized $92,000 and $83,000, respectively, as license revenues.

As of March 31, 2016, the Company recorded current and non-current deferred revenues of $327,000 and $1,929,000, respectively, related to payments received under these agreements. As of December 31, 2015, the Company recorded current and non-current deferred revenues of $327,000 and $2,021,000, respectively, related to payments received under these agreements.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended March 31, 2016 and 2015, research and development expenses totaled $2,066,000 and $3,115,000, respectively, and patent expenses totaled $256,000 and $307,000, respectively.

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

The following table sets forth the potential shares of common stock as of the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	MARCH 31,
	2016	2015
Stock options outstanding	2,839	2,663
Warrants to purchase common stock	4,027	145
Restricted stock units outstanding	171	—

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of ASU 2015-03 must be applied on a retrospective basis. The Company adopted ASU 2015-03 effective January 1, 2016. Upon adoption, the Company reclassified debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt and debt due to related parties in the consolidated balance sheets. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently evaluating ASU 2016-09 to determine the potential impact to its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating ASU 2016-02 to determine the potential impact to its consolidated financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation and disclosure of financial instruments. Among other things, ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-01 to determine the potential impact to its consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016 including interim periods within those fiscal years. Early adoption is permitted. The Company is not planning to early adopt ASU 2015-11 and is currently evaluating ASU 2015-11 to determine the potential impact to its consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The new guidance is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company is not planning to early adopt ASU 2014-15 and is currently evaluating ASU 2014-15 to determine the potential impact to its consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard. The Company is not planning to early adopt ASU 2014-09 and is currently evaluating the alternative methods of adoption and the effect on its consolidated financial statements and related disclosures.

Reclassifications

Certain prior period balances in the consolidated balance sheets have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported. As a result of Adopting ASU 2015-03, the Company retrospectively reclassified certain debt issuance costs as of December 31, 2015. Prepaid expenses and other current assets in the amount of $104,000 and other assets in the amount of $462,000 were reclassified. These amounts were reclassified as a $23,000 discount to debt, current portion, a $267,000 discount to debt, less current portion and $276,000 discount to long-term debt, due to related party.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	MARCH 31, 2016
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,750	$3,750	$—	$—

	DECEMBER 31, 2015
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,750	$3,750	$—	$—

The Company’s money market funds are held at registered investment companies. As of March 31, 2016 and December 31, 2015, the money market funds were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Inventories

Inventories, net consist of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2016	2015
Raw materials	$4,378	$5,110
Work in progress	1,075	1,044
Finished goods	3,107	2,910

	$8,560	$9,064

As of March 31, 2016 and December 31, 2015, the Company had $152,000 and $24,000, respectively, in reserves against its inventories.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31, 2016	DECEMBER 31, 2015
Accrued compensation	$1,004	$999
Accrued severance	131	209
Accrued warranty costs	503	384
Accrued legal costs	1,424	915
Accrued SEC civil penalty (Note 8)	—	1,750
Accrued liabilities, other	1,572	1,432

	$4,634	$5,689

On January 14, 2015, James Iademarco was appointed as the Company’s President and Chief Operating Officer. On August 20, 2015, the Company entered into a separation agreement with Mr. Iademarco whereby he resigned effective August 31, 2015, but agreed to remain available to advise the Company in a consulting capacity for an additional period of up to 90 days to assist with the transition of various pending matters. Pursuant to the separation agreement, Mr. Iademarco is entitled to receive, among other things, an amount equal to one-twelfth of his prior base salary of $290,000 on or before the 15th day of each of the twelve months following August 31, 2015 and certain premium payments for health and vision insurance coverage, in partial consideration for Mr. Iademarco granting the Company a general release of liability and claims. As of March 31, 2016, $131,000 was accrued based on the terms of Mr. Iademarco’s separation agreement.

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

Balance at December 31, 2015	$384
Warranties issued during the period	121
Settlements made during the period	(2)

Balance at March 31, 2016	$503

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 18.00% per annum, payable monthly through October 2017, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of March 31, 2016 and December 31, 2015 of $42 and $48, respectively, discount is based on imputed interest rate of 18.1%	$12,408	$12,402
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.5% as of March 31, 2016) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of March 31, 2016 and December 31, 2015 of $264 and $270, respectively, discount is based on imputed interest rate of 5.6%	9,292	9,351
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of March 31, 2016 and December 31, 2015 of $4,201 and $4,488, respectively debt dscount is based on imputed interest rate of 10.9% (see Note 9)	35,799	35,512

Debt, including debt due to related parties	57,499	57,265
Less debt due to related parties	(35,799)	(35,512)
Less current portion	(242)	(244)

	$21,458	$21,509

The fair value of the Company’s outstanding debt obligations as of March 31, 2016 and December 31, 2015 was $23,220,000 and $23,457,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25% for the fixed rate debt and 5. 5% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

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

As part of the terms of the October 2012 Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (“Agent Fee”). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Secured Promissory Notes this fee was originally recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The balance of the deferred financing costs as of December 31, 2015 has been retrospectively reclassed as a discount to these notes as of December 31, 2015 as further discussed in Note 2. As the maturity date was extended two years in September 2015, the agent fee was increased to 7% of the funded principal amount. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of March 31, 2016, $683,000 of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were originally recorded as deferred financing costs and have been retrospectively reclassified as of December 31, 2015 as a discount to this note and are being amortized to interest expense over the term of the arrangement as further discussed in Note 2.

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

The Company also issued warrants (“Common Stock Warrants”) to the group of lenders to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Common Stock Warrants having an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The Common Stock Warrants would be automatically exercised immediately prior to expiration on the earlier to occur of a Qualified IPO or a sale of the Company or the maturity of the October 2012 Secured Promissory Notes. The October 2012 Secured Promissory Notes could be prepaid six months after the initial funding date or earlier if a Qualified IPO or a sale of the Company occurs. As the predominant settlement feature of the Common Stock Warrants is to settle a fixed monetary amount in a variable number of shares, the Common Stock Warrants were accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Accordingly, the Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s consolidated statements of operations. The fair value of the Common Stock Warrants at the date of issuance of $282,000 was recorded as a discount to the October 2012 Secured Promissory Notes and is being amortized to interest expense over the term of the arrangement. Until the effective date of the Company’s initial public offering (“IPO”), the Company estimated the fair value of the Common Stock Warrants using a Probability-Weighted Expected Return Method (“PWERM”) valuation based on unobservable inputs, and, therefore, the Common Stock Warrants were classified as Level 3 liabilities in the fair value hierarchy. Upon closing of the IPO, the exercise price of the Common Stock Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity (deficit) during the year ended December 31, 2013.

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

As a result of the amendment described above, the Company is also required to pay the Agent Fee, 5% of the $3,700,000 in cash received from the April 2013 Secured Promissory Notes, under the same terms as the October 2012 Secured Promissory Notes. In addition, the portion of the Agent Fee relating to the converted October 2012 Subordinated Convertible Note that would be due under the terms of the October 2012 Subordinated Convertible Note will be paid under the terms of the October 2012 and April 2013 Secured Promissory Notes. The present value of the unpaid Agent Fee of $172,000, based on 5% of the funded principal amount of $4,950,000, as of the closing date of the April 2013 Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are being amortized to interest expense over the term of the arrangement. In addition, the Company incurred an additional $24,000 in financing-related costs, primarily legal fees. These costs were originally recorded as deferred financing costs as a component of current and non-current other assets. The balance of these deferred financing costs as of December 31, 2015 has been retrospectively reclassed as a discount to these notes as of December 31, 2015 as further discussed in Note 2. These discounts are being amortized to interest expense over the term of the arrangement.

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

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of March 31, 2016, the Company had $1,856,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

In addition, the Company incurred an additional $304,000 in financing-related costs, including USDA guarantee fees. These costs were originally recorded as deferred financing costs as a component of current and non-current other assets. The balance of the deferred financing costs as of December 31, 2015 has been retrospectively reclassed as a discount to these notes as of December 31, 2015 as further discussed in Note 2. These discounts are being amortized to interest expense over the term of the arrangement.

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

7. Share-Based Plans

As of March 31, 2016, there were 2,839,000 options outstanding, 171,000 restricted stock units outstanding and 2,539,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended March 31, 2016 and 2015, the Company recognized share-based compensation of $617,000 and $1,090,000, respectively.

During the three months ended March 31, 2016, the Company granted 863,000 options at a weighted-average exercise price of $1.22. During the three months ended March 31, 2016, 37,000 options were exercised at a weighted-average exercise price of $0.43 per share.

The following table summarizes the activity of restricted stock units from December 31, 2015 to March 31, 2016 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2015	45	$1.23
Granted	81	1.06
Vested	(23)	1.23
Forfeited	(7)	1.23

Nonvested at March 31, 2016	96	$1.09

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

In September 2013, the Company entered into a lease agreement, amended in April 2014, for approximately 27,300 square feet of office and laboratory space located in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $44,000 per month for the first 12 months with a 3% increase each year thereafter. Concurrent with the amendment, in April 2014, the Company entered into a lease agreement with an affiliate of the landlord to lease approximately 17,400 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter.

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

Litigation

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, the Company, along with certain of its current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al, Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in or traceable to the Company’s August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in the Company’s June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”). In addition to the Company, the initial consolidated complaint names certain of the Company’s current and former officers and directors and the Company’s independent registered public accounting firm as defendants. The initial consolidated complaint alleges violations of the Securities Act of 1933, the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about the Company’s business and prospects, including its financial statements, product revenues and system of internal controls. Plaintiffs contend that such statements caused the Company’s stock price to be artificially inflated. The action includes claims for damages, fees and expenses, including an award of attorneys’ and experts’ fees to the putative class. An amended consolidated complaint was filed on January 11, 2016. On February 4, 2016, the Court approved a stipulation between the parties deferring action pending the outcome of a mediation proceeding, and ordered the parties to provide a status update on May 4, 2016. On March 15, 2016, plaintiffs moved to amend their consolidated complaint to, among other things, assert claims on behalf of all persons who purchased or otherwise acquired MBII securities on the open market between August 1, 2013 and November 10, 2015. The court has not yet ruled on plaintiffs’ motion. On May 4, 2016, plaintiffs, the Company, and certain director and officer defendants jointly submitted a report to the Court noting in part that on April 4, 2016, they had participated in a mediation proceeding and are currently negotiating the terms of a formal stipulation of settlement. The Company currently anticipates that it will not incur a loss in connection with settlement of this matter in light of applicable insurance coverage. However, there can be no assurance that the Company will reach any such settlement on acceptable terms, if at all. The outcome of this matter is not presently determinable.

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

On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on the Company’s behalf, against certain current and former officers and members of the Company’s board of directors and the Company’s independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleges that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing the Company to issue allegedly false and misleading statements. The plaintiff in the 2015 Derivative Action also alleges that the Company’s independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2015 Derivative Action overlap substantially with those at issue in the 2014 Derivative Actions and the Class Action described above. On February 5, 2016, the Court approved a stipulation between the parties deferring action pending the outcome of a mediation proceeding, and ordered the parties to provide a status update on May 5, 2016. On May 5, 2016, a status report was submitted for the 2015 Derivative Action, advising the court that no settlement agreement was reached at the mediation, and setting June 6, 2016 as the date by which certain current and former officers and directors of the Company must respond to the complaint. The outcome of this matter is not presently determinable.

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

SEC Investigation

In September 2014, the Company advised the staff of the Division of Enforcement of the SEC that the Audit Committee of the Company’s board of directors had commenced an internal investigation. The SEC commenced a formal investigation of these matters, and in February 2016, the Company entered into a settlement agreement with the SEC. In agreeing to the settlement, the Company neither admits nor denies the SEC’s allegations that the Company violated certain provisions of the Securities Act of 1933 and the Exchange Act. Under the terms of the settlement agreement, the Company paid a $1,750,000 civil penalty in March 2016 and consented to an injunction against future violations of such laws. The Company had previously recorded an expense for $1,750,000 in its consolidated statements of operations for the year ended December 31, 2014 to accrue its estimate of the penalties arising from such enforcement action.

9. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. Debt due to related parties as of March 31, 2016 was $35,799,000, net of unamortized debt discount of $4,201,000. The fair value of the Company’s debt due to related parties was $36,650,000 as of March 31, 2016, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25%, and is classified as Level 3 within the fair value hierarchy. Accrued interest due to related parties as of March 31, 2016 was $804,000.

The August 2015 Senior Secured Promissory Notes contain customary covenants, in addition to the contractual obligation to maintain cash and cash equivalents of at least $15,000,000, which is recorded as restricted cash included in non-current assets. The $15,000,000 that the Company is required to maintain is not required to be segregated from the Company’s operational cash.

In addition, the Company incurred an additional $302,000 in financing-related costs, primarily legal fees. These costs were originally recorded as deferred financing costs as a component of current and non-current other assets. The balance of these deferred financing costs as of December 31, 2015 has been retrospectively reclassed as a discount to these notes as of December 31, 2015 as further discussed in Note 2 to the financial statements. These discounts are being amortized to interest expense over the term of the arrangement.

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

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of March 31, 2016, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

The Tremont Group, Inc.

Les Lyman, a former member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. In January 2016, Les Lyman resigned from the Company’s board of directors effective January 4, 2016. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to January 4, 2016 were not included in related party revenues, and no revenues were recognized for such sales during the three months ended March 31, 2016. For the three months ended March 31, 2015, related party revenue of $199,000 was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by the Tremont Group, Inc. during the period. As of March 31, 2016, the Company had no outstanding accounts receivable due from The Tremont Group, Inc. As of December 31, 2015, the Company recorded deferred cost of product revenues of $79,000 and current deferred product revenues of $168,000 relating to product sold to The Tremont Group, Inc. where title transferred but the criteria for revenue recognition has not been met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—“Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015.

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

Although we have historically sold a significant majority of our products in the United States, expanding our international presence and commercialization is an important component of our growth strategy. Regalia is currently available in select international markets under distribution agreements with major agrichemical companies. Going forward, our plan is to focus first on countries where we can gain the fastest registration approval to permit product launches while also pursuing key countries and regions with the largest and fastest growing biopesticide and plant health product markets for specialty crops and selected row crops. We intend to work with regional or national distributors in key countries who have brand recognition and established customer bases and who can conduct field trials and grower demonstrations and lead or assist in regulatory processes and market development.

We currently market our water treatment product, Zequanox, through our sales and technical workforce to a selected group of U.S. power and industrial companies. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale. We are seeking sales and distribution partners for in-pipe and open water uses, and are currently in discussions with large water treatment companies to further develop Zequanox and expand it commercially. In addition, we continue to work with state, federal and bi-national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox from in-pipe treatment is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals. Sales of Zequanox have also remained lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis) and the unique nature of the treatment approach for each customer based on the extent of the infestation and the design of the facility.

Although our initial EPA-approved master labels cover our products’ anticipated crop-pest use combinations, we launch early formulations of our pest management and plant health products to targeted customers under commercial labels that list a limited number of crops and applications that our initial efficacy data can best support. We then gather new data from experiments, field trials and demonstrations, gain product knowledge and get feedback to our research and development team from customers, researchers and agricultural agencies. Based on this information, we enhance our products, refine our recommendations for their use in optimal IPM programs, expand our commercial labels and submit new product formulations to the EPA and other regulatory agencies. For example, we began sales of Regalia SC, an earlier formulation of Regalia, in the Florida fresh tomatoes market in 2008, while a more effective formulation of Regalia with an expanded master label, including listing for use in organic farming, was under review by the EPA. In 2011, we received EPA approval of a further expanded Regalia master label covering hundreds of crops and various new uses for applications to soil and through irrigation systems, and we recently expanded sales of Regalia in large-acre row crops as a plant health product, in addition to its beneficial uses as a fungicide. In January 2016, we launched a new formulation of Regalia that no longer contains a solvent that is difficult to source and may experience future regulatory restrictions. This new formulation of Regalia disperses better in water and is easier to mix and rinse from containers and spray equipment. Similarly, ongoing field development research on the microbe used in Venerate, one of our insecticide products, led to our October 2015 registration of Majestene as a nematicide. We believe we have opportunities to broaden the commercial applications and expand the use of our existing products lines to help drive significant growth for our company.

Our revenues were $2.7 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Current deferred product revenues were $4.1 million and $3.4 million as of March 31, 2016 and 2015, respectively, representing a $1.3 million and $0.2 million increase from December 31, 2015 and 2014, respectively. In addition, our product shipments were $3.9 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Our revenues, deferred revenues and product shipments have risen as growers have adopted our products and have used our products on an expanded number of crops and we have introduced new products to the market.

We generate our revenues primarily from product sales, which have historically been principally attributable to sales of our Regalia and Grandevo product lines, but which also included sales of Venerate and Majestene in the first quarter of 2016. Product sales has been affected in recent years by various factors, including principally the departure of our former chief operating officer and significant members of our sales staff in the third quarter of 2014, and subsequent turnover in our sales and marketing department. Further, we believe that following the announcement of the matters relating to our recent restatement, some customers and potential customers were reluctant to do business with use until after we had reached a settlement with the SEC, and competitors have been able to take advantage of these circumstances. Going forward, we believe our revenues will largely be impacted by weather, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.1 million for each of the three months ended March 31, 2016 and 2015.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E	CUSTOMER F (1)
For the three months ended March 31,
2016	24%	13%	13%	3%	5%	—
2015	17%	4%	4%	24%	14%	10%

(1)	Represents revenues from related parties. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I, Item 1, “Financial Information” for further discussion.

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $2.3 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. Cost of product revenues included $0.1 million of cost of product revenues to related parties for the three months ended March 31, 2015. There was no cost of product revenues to related parties for the three months ended March 31, 2016. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, which has increased in recent years, and, beginning in 2014, idle capacity at our manufacturing plant when the manufacturing plant was placed into service. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene and Zequanox and introduce new products to the market. Our cost of product revenues related to the cost of inventory has increased as a percentage of total revenues primarily due to a change in product mix, with Grandevo representing an increased percentage of total revenues as Grandevo is early in its life cycle. We expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $2.3 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively. We have reduced the size of our research and development staff compared to prior periods and are reducing costs spent on various research and development and patent efforts as part of our efforts to streamline business operations and focus on our pipeline product priorities. However, we have made, and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $5.5 million and $7.9 million for the three months ended March 31, 2016 and 2015, respectively. While we have reduced headcount in comparison to prior periods, in connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. However, for the three months ended March 31, 2016, we incurred $0.8 million in litigation-related expenses, net of insurance proceeds, stemming from issues associated with the Company’s restatement of its financials. For the three months ended March 31, 2015, the Company incurred $2.5 million in costs related to the Audit Committee’s independent investigation, which commenced in September 2014, and the subsequent restatement of our financial statements, SEC investigation and related litigation, net of insurance proceeds. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded an expense for $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 to accrue its estimate of the penalties arising from such enforcement action.

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

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions accounted for on a “sell-through” method, inventory valuation and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies as described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues, not including related party revenues, constituted 97% and 86% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. Product revenues in the United States, not including related party revenues, constituted 90% and 86% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to the Company certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. For the three months ended March 31, 2016 and 2015, 45% and 26%, respectively, of product revenues, not including related party revenues, were recognized on a sell-through basis.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the three months ended March 31, 2016 and 2015, license revenues constituted 3% and 4% of total revenues, respectively. As of March 31, 2016, we had received an aggregate of $3.6 million in payments and had $0.3 million recorded in accounts receivable under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of product revenues. Les Lyman, a former member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 has not been included in related party revenues. For the three months ended March 31, 2015 related party revenues constituted 10% of total revenues. For the three months ended March 31, 2015 100% of related party revenues, were recognized on a sell-through basis. There was no revenue recognized to related parties for the three months ended March 31, 2016.

Product Shipments

We believe that product shipments is a useful measure of our sales that illustrates the value of our product shipment volumes in a given period. As certain of our product revenues are recognized on a “sell-in” basis while others are recognized on a “sell-through” basis, we believe product shipments facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business. We define product shipments as product revenues, plus related party product revenues related to product shipments, plus the incremental amount of deferred revenues accrued during the applicable period from the shipment of products. This calculation specifically excludes changes in deferred revenue related to license revenues.

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

Beginning in the fourth quarter of 2014, we reduced our research and development staff and prioritized our pipeline candidates, focusing first on those that can be in the market in the next two years. We expect research, development and patent expenses to decrease in the near term as we have reduced headcount and have focused our efforts on select pipeline products. We are working to find partners to assist with the development of other pipeline candidates.

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

We expect our selling expenses to increase in the near-term, both in absolute dollars and as a percentage of total revenues. For the three months ended March 31, 2016, we incurred $0.8 million in litigation-related expenses, net of insurance proceeds, stemming from issues associated with the Company’s restatement of its financials. For the three months ended March 31, 2015, the Company incurred $2.5 million in costs related to the Audit Committee’s independent investigation and the subsequent restatement of our financial statements, SEC investigation and related litigation, net of insurance proceeds. As a result of pending litigation, we also expect to incur additional costs relating to directors’ and officers’ liability insurance in future periods. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us in September 2014 and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

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

We have also acquired equipment under capital leases which results in interest expense over the lease term. Our capital lease obligations were $1.5 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2016, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations and other financial and operating data:

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(In thousands)
Revenues:
Product	$2,577	$1,774
License	92	83
Related party	—	199

Total revenues	2,669	2,056
Cost of product revenues, including cost of product revenues to related parties of $0 and $82 for the three months ended March 31, 2016 and 2015, respectively(1)	2,269	1,998

Gross profit	400	58
Operating Expenses:
Research, development and patent	2,322	3,422
Selling, general and administrative	5,530	7,887

Total operating expenses	7,852	11,309

Loss from operations	(7,452)	(11,251)
Other income (expense):
Interest income	15	9
Interest expense	(1,037)	(669)
Interest expense to related parties	(796)	—
Other income (expense), net	(6)	(3)

Total other expense, net	(1,824)	(663)

Loss before income taxes	(9,276)	(11,914)
Income taxes	—	—

Net loss	$(9,276)	$(11,914)

Product shipments(2)	$3,886	$2,172

(1)	Includes cost of product revenues to related parties of $82 for the three months ended March 31, 2015. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1—“Financial Information” for further discussion.
(2)	Product shipments is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define product shipments as product revenues, plus related party revenues (excluding, if any, related party revenues not related to the shipment of products), plus the incremental amount of deferred revenues accrued during the applicable period from shipment of products. This calculation specifically excludes changes in deferred revenue related to license revenues, and is intended to approximate the total value of products sold and under contract for sale in a given period. Product shipments, as defined herein, may not be comparable to similarly titled measures used by other companies. Our management uses this non-GAAP financial measure in order to have comparable results to analyze sales performance from quarter to quarter. We have chosen to provide this supplemental information regarding our sales in a given period to investors to facilitate a meaningful evaluation of actual operating results on a comparable basis with historical results, including to track product adoption, and to assist investors in their valuation of the Company. The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below:

	THREE MONTHS ENDED MARCH 31, 2016	THREE MONTHS ENDED MARCH 31, 2015
	(In thousands)
Product revenues	$2,577	$1,774
Related party revenues(a)	—	199
Change in deferred product revenue(b)	1,309	199

Product shipments	$3,886	$2,172

(a)	Related party revenues only consist of product sales for these periods and are not related to license revenues.
(b)	Change in deferred product revenue is defined as the increase in the amount of deferred product revenues accrued during the applicable period, less prior deferred product revenues recognized during the applicable period, excluding the change in deferred revenue associated with license fees. For the three months ended March 31, 2016 and 2015, deferred license revenues decreased $92,000 and $83,000, respectively.

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Revenues:
Product	97%	86%
License	3	4
Related party	—	10

Total revenues	100	100
Cost of product revenues, including cost of product revenues to related parties of $0 and $82 for the three months ended March 31, 2016 and 2016, respectively (1)	85	97

Gross profit	15	3
Operating Expenses:
Research, development and patent	87	166
Selling, general and administrative	207	384

Total operating expenses	294	550

Loss from operations	(279)	(547)
Other income (expense):
Interest income	1	—
Interest expense	(39)	(33)
Interest expense to related parties	(30)
Other income (expense), net	—	—

Total other expense, net	(68)	(33)

Loss before income taxes	(347)	(580)
Income taxes	—	—

Net loss	(347)%	(580)%

(1)	Includes cost of product revenues to related parties of 4% for the three months ended March 31, 2015. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1—“Financial Information” for further discussion.

Comparison of Three Months Ended March 31, 2016 and 2015

Product Revenues

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Dollars in thousands)
Product revenues	$2,577	$1,774
% of total revenues	97%	86%

Product revenues increased by $0.8 million, or 45%, primarily due to an increase of $0.5 million in revenue recognized on a sell-through basis that was deferred from sales to distributors made in prior periods with the balance coming from increased shipments to non-sell through customers. In addition, during the three months ended March 31, 2016, we shipped and deferred $1.3 million to sell-through customers, compared to $0.2 million during the three months ended March 31, 2015.

License Revenues

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Dollars in thousands)
License revenues	$92	$83
% of total revenues	3%	4%

License revenues increased by less than $0.1 million, or 11%, related to additional milestones that have been achieved upon which revenue is recognized over time.

Related Party Revenues

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Dollars in thousands)
Related party revenues	$—	$199
% of total revenues	—%	10%

Related party revenues decreased by $0.2 million, or 100%. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 has not been included in related party revenues. There were no related party revenues during the three months ended March 31, 2016.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Dollars in thousands)
Cost of product revenues	$2,269	$1,998
% of total revenues	85%	97%
Gross profit	400	58
% of total revenues	15%	3%

Cost of product revenues increased by $0.3 million, or 14%, and gross profit increased by $0.3 million. Gross margins increased from 3% to 15%. Cost of product revenues and gross margins increased primarily due to increasing plant utilization. Increased plant utilization resulted in a decrease of $0.4 million in unallocated operating costs that were recorded to the manufacturing plant that were not capitalized into inventory.

Research, Development and Patent Expenses

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Dollars in thousands)
Research, development and patent	$2,322	$3,422
% of total revenues	87%	166%

Research, development and patent expenses decreased by $1.1 million, or 32%, primarily due to a decrease of $0.6 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, and $0.4 million decrease in direct expenses and outside services due to a reduction in materials costs, patent fees, and consulting expenses.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Dollars in thousands)
Selling, general administrative expenses	$5,530	$7,887
% of total revenues	207%	384%

Selling, general and administrative expenses decreased by $2.4 million or 30%, primarily due to a $1.5 million decrease in outside services caused by lower audit and tax fees, legal fees, consulting and board of director fees. In addition, employee-related expenses were lower by $0.7 million primarily due to lower salaries, bonuses and decreased stock compensation.

Other Expense, Net

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Dollars in thousands)
Interest income	$15	$9
Interest expense	(1,037)	(669)
Interest expense to related parties	(796)	—
Other iincome (expense) net	(6)	(3)

	$(1,824)	$(663)

Interest expense increased by $0.4 million, or 55%, primarily due to an increase in the interest rate on Secured Promissory Notes as documented in Note 6. The increase in the interest rates on these notes was effective September 1, 2015. In addition, related party interest expense increased because the Company borrowed an additional $40 million from a related party at 8% and issued warrants as documented in Note 9.

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

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds from public offerings of common stock and private placements of convertible preferred stock, convertible notes and promissory notes, and term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants.

As of March 31, 2016, our cash and cash equivalents totaled $9.8 million, and we had additional $18.4 million of restricted cash that we are contractually obligated to maintain in accordance with our debt agreements, which are discussed further below. We currently estimate that by the fourth quarter of 2016, without obtaining a temporary or permanent waiver of the covenant entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity or debt, we will be below the $15.0 million minimum cash balance requirement in our promissory notes with affiliates of Waddell & Reed as noted above. Further, unless Five Star Bank extends its waiver of the applicable covenant, we will exceed the maximum debt-to-worth requirement under our promissory note to them upon the expiration of the current waiver on December 31, 2016. As of March 31, 2016, we had an accumulated deficit of $212.7 million, and we estimate that we will continue to incur losses, which will further increase our accumulated deficit. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, enter into strategic agreements that include significant cash payments upfront and/or raise additional capital. There is no assurance that we will be able to obtain waivers of our debt covenants or raise capital, or if we are able to raise capital, that it will be on favorable terms. Adequate funds for these and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales and product development activities, further reduce operating expenses and/or reduce capital investment. We incorporated additional information regarding risks related to our capital and liquidity described in Part I— Item 1A— “Risk Factors”, in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of March 31, 2016, we had received an aggregate of $3.6 million in payments and had $0.3 million recorded in accounts receivable under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

We had the following debt arrangements in place as of March 31, 2016, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	18.00%	$12,637	Monthly(4)/October 2017
Promissory Note (2)	5.50%	9,581	Monthly/June 2036
Promissory Notes (3)	8.00%	40,804	Biannually(5)/August 2020

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	Monthly payments are interest only until maturity.
(5)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.

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

June 2014 Secured Promissory Note

In June 2014, we borrowed $10.0 million pursuant to a business loan agreement and promissory note with Five Star Bank which bears interest at prime rate plus 2% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount. As of March 31, 2016, the interest rate was 5.50%.

The June 2014 Secured Promissory Note is repayable in current monthly payments of approximately $66,000. Payments commenced in July 2014, with the final payment due in June 2036. Certain of our deposit accounts and our subsidiary’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the lender of $1.6 million, which was recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds from the loan were used for construction of the manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of March 31, 2016, we had $1.9 million remaining in this construction-related restricted deposit account, which was recorded as restricted cash included in current assets.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Net cash used in operating activities	$(9,712)	$(11,360)
Net cash used in investing activities	(49)	(1,023)
Net cash used in financing activities	(253)	(589)

Net decrease in cash and cash equivalents	$(10,014)	$(12,972)

Cash Flows from Operating Activities

Net cash used in operating activities of $9.7 million during the three months ended March 31, 2016 primarily resulted from our net loss of $9.3 million, which included $0.6 million of depreciation and amortization expense, $0.6 million of share-based compensation expense and $0.3 million of non-cash interest expense. In addition, net cash used in operating activities resulted from an increase in accounts receivable of $2.3 million and cost of deferred product revenues of $0.6 million, and decreases in accrued liabilities of $1.0 million, and interest due to related party of $0.5 million, and deferred revenue from related party of $0.2 million. These were partially offset by decreases in inventory of $0.4 million, prepaid expenses of $0.1 million, and increases of $0.6 million in accounts payable, and $1.4 million in deferred revenue and deferred revenue from related parties.

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

Cash Flows from Investing Activities

Net cash used in investing activities was less than $0.1 million during the three months ended March 31, 2016 that primarily resulted from purchases for the purchase of property, plant and equipment to support our operations.

Net cash used in investing activities of $1.0 million during the three months ended March 31, 2015 primarily resulted from $1.0 million used for the purchase of property, plant and equipment to support growth of our operations.

Cash Flows from Financing Activities

Net used in financing activities of $0.3 million during the three months ended March 31, 2016 consisted primarily of $0.2 million in payments on our capital leases and $0.1 million in payments on our debt.

Net cash used in financing activities of $0.6 million during the three months ended March 31, 2015 consisted primarily of $0.1 million in payments on our debt and $0.5 million in payments on our capital lease obligations.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	TOTAL	2016	2017-2018	2019-2020	2021 AND BEYOND
Operating lease obligations	$3,268	$755	$1,898	$615	$
Debt and capital leases	63,462	747	23,918	30,628		8,169
Interest payments relating to debt and capital leases	22,389	5,323	8,934	4,083		4,049

Total	$89,119	$6,825	$34,750	$35,326		$12,218

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

In January 2016, we entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space in the aforementioned building complex pursuant to the terms of our lease agreement. The initial term of the sublease is for a period of approximately 43 months and commenced on February 1, 2016. The monthly base rent is approximately $5,000 per month for the first 12 months with increases of approximately 5% each year thereafter.

Since March 31, 2016, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2016 and 2015.

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

Interest Rate Risk

We had cash and cash equivalents of $9.8 million as of March 31, 2016, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

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

Note 8 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I, Item 1, “Financial Information” describes certain legal proceedings to which we are subject.

ITEM 1A.	RISK FACTORS

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—“Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below or in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

Our stock price has, in the past, and may, in the future, not meet the minimum Market Value of Listed Securities (“MVLS”), the minimum Market Value of Publicly Held Shares (“MVPHS”) and the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market.

As previously reported on our Current Report on Form 8-K filed on January 13, 2016, on January 13, 2016, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying us that for the preceding 30 consecutive business days, the Company’s MVLS had closed below the minimum $50.0 million requirement for continued listing on The Nasdaq Global Market, set forth in Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a grace period until July 6, 2016 to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A). Compliance can be achieved automatically and without further action if our MVLS closes at $50.0 million or more for at least 10 consecutive business days at any time during the grace period.

In addition, as subsequently reported on our Current Report on Form 8-K filed on May 6, 2016, we received two letters from the Listing Qualifications Department of Nasdaq notifying us that for the preceding 30 consecutive business days, the Company’s MVPHS had closed below the minimum $15.0 million requirement and the Company’s bid price had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Global Market, set forth in Nasdaq Listing Rules 5450(b)(2)(C) and 5450(a)(1), respectively. In accordance with Nasdaq Listing Rules 5810(c)(3)(D) and 5810(c)(3)(A), we have a grace period until October 31, 2016 to regain compliance with Nasdaq Listing Rule 5450(b)(2)(C). Compliance can be achieved automatically and without further action if our MVPHS closes at $15.0 million or more, or our bid price closes at $1.00 per share or more, respectively, for at least 10 consecutive business days at any time during the grace period.

If we have not regained compliance with the MVLS requirement by the expiration of the applicable grace period on July 6, 2016 (or, if we have regained compliance with the MVLS requirement by July 6, 2016, but have not regained compliance with the MVPHS or the closing bid price requirement by October 31, 2016), we may transfer the listing of our common stock to the Nasdaq Capital Market, provided that we (i) meet the applicable requirements for continued listing on the Nasdaq Capital Market, with the exception of the closing bid price requirement, based on our public filings and market information at that time and (ii) notify Nasdaq of our intent to cure our closing bid price deficiency, if applicable. Following a transfer to the Nasdaq Capital Market, we would be afforded the remainder of an additional 180-day grace period in order to regain compliance with the minimum closing bid price requirement of $1.00 per share under the Nasdaq Capital Market, unless it does not appear to Nasdaq that it would be possible for us to cure the deficiency.

Alternatively, if we do not regain compliance with the requirements by the end of the respective grace periods, or have not transferred to the Nasdaq Capital Market, we may request a hearing to remain on the Nasdaq Global Market. During any hearing process, if granted, shares of our common stock would continue to trade on the Nasdaq Global Market. However, there can be no assurance that Nasdaq will grant a hearing, and if we have not regained compliance by the end of the respective grace periods, have not transferred to the Nasdaq Capital Market and are not granted a hearing, Nasdaq will notify us that our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

On November 10, 2015, we filed an Annual Report on Form 10-K for the year ended December 31, 2014 that included restated consolidated financial statements, selected financial data (as applicable), certain financial data in management’s discussion and analysis and other information for the fiscal year ended December 31, 2013, including related quarterly periods, and the quarterly periods ended March 31 and June 30, 2014. The restatement principally related to determinations by our Audit Committee in February 2015, following the completion of its independent investigation announced in September 2014, that as a result of the failure of certain employees to share with our finance department or our external auditors important transaction terms with distributors, including “inventory protection” arrangements that would permit the distributors to return to us certain unsold products, we had incorrectly recognized revenue for certain historical sales transactions with these distributors prior to satisfying the criteria for revenue recognition required under GAAP.

As further described in Part II—Item 1—“Legal Proceedings”, we, our current and former executive officers and members of our board of directors have been named as defendants in class action and shareholder derivative lawsuits asserting claims arising out of the subject matter of the Audit Committee’s independent investigation. We currently anticipate that any settlement of the class action lawsuit will not be in excess of its insurance coverage, and thus the Company is not expecting a loss. However, there can be no assurances that we will reach any settlements in any such lawsuits, or that such lawsuits will settle on terms anticipated by, or favorable to, the Company, or that we would otherwise prevail in any pending legal proceedings or other litigation. In any such case, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage, or may have additional penalties or other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, results of operations, cash flows or financial condition. In addition, under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify certain current and former officers and directors in relation to these proceedings and actions. Such indemnification may have a material adverse effect on our business, results of operations, cash flows or financial condition to the extent insurance does not cover our costs. In addition, we may not have sufficient coverage under directors’ and officers’ insurance policies, in which case our business, results of operations, cash flows or financial condition may be materially and adversely affected.

As of March 31, 2016, we have incurred over $16.1 million in legal, accounting and other professional fees and costs in connection with the Audit Committee’s independent investigation, financial restatement and related matters (including remediation efforts, Nasdaq matters, responding to and settling an SEC investigation and the pending legal proceedings), net of insurance proceeds. Our board of directors, management and other key employees have expended, and may continue to expend, a substantial amount of time related to these matters, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, results of operations, cash flows or financial condition.

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

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on May 16, 2016.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
President and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31. 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements