Form 10-Q
period 2016-06-30
MARRONE BIO INNOVATIONS INC
filed 2016-08-15
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 11, 2016
Common Stock, $0.00001 par value	24,619,621

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	JUNE 30, 2016	DECEMBER 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,159	$19,838
Restricted cash, current portion	1,444	1,856
Accounts receivable	4,543	2,347
Inventories, net	7,996	9,064
Deferred cost of product revenues, including deferred cost of product revenues to related parties of $0 and $79 as of June 30, 2016 and December 31, 2015, respectively	2,026	1,596
Prepaid expenses and other current assets	641	1,211

Total current assets	37,809	35,912
Property, plant and equipment, net	18,522	18,445
Restricted cash, less current portion	1,560	16,560
Other assets	279	284

Total assets	$58,170	$71,201

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,227	$2,007
Accrued liabilities	4,302	5,689
Accrued interest due to related parties	1,600	1,175
Deferred revenue, current portion	4,551	2,919
Deferred revenue from related parties	—	168
Capital lease obligations, current portion	829	647
Debt, current portion	244	244

Total current liabilities	13,753	12,849
Deferred revenue, less current portion	1,838	2,021
Capital lease obligations, less current portion	486	18
Debt, less current portion	21,403	21,509
Debt due to related parties	36,086	35,512
Other liabilities	1,342	1,314

Total liabilities	74,908	73,223
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock: $0.00001 par value; 250,000 shares authorized, 24,620 shares issued and outstanding as of June 30, 2016 and 24,536 as of December 31, 2015	—	—
Additional paid in capital	202,897	201,554
Accumulated deficit	(219,635)	(203,576)

Total stockholders’ deficit	(16,738)	(2,022)

Total liabilities and stockholders’ deficit	$58,170	$71,201

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Revenues:
Product	$4,957	$3,091	$7,534	$4,865
License	92	83	184	166
Related party	—	183	—	382

Total revenues	5,049	3,357	7,718	5,413
Cost of product revenues, including cost of product revenues to related parties of $0 and $113 for the three months ended June 30, 2016 and 2015, respectively and $0 and $195 for the six months ended June 30, 2016 and 2015, respectively	3,118	2,994	5,387	4,992

Gross profit	1,931	363	2,331	421
Operating Expenses:
Research, development and patent	2,313	3,328	4,635	6,750
Selling, general and administrative	4,512	7,411	10,042	15,298

Total operating expenses	6,825	10,739	14,677	22,048

Loss from operations	(4,894)	(10,376)	(12,346)	(21,627)
Other income (expense):
Interest income	10	6	25	15
Interest expense	(759)	(659)	(1,509)	(1,328)
Interest expense to related parties	(1,083)	—	(2,166)	—
Other income (expense), net	(57)	44	(63)	41

Total other expense, net	(1,889)	(609)	(3,713)	(1,272)

Loss before income taxes	(6,783)	(10,985)	(16,059)	(22,899)
Income taxes	—	—	—	—

Net loss	$(6,783)	$(10,985)	$(16,059)	$(22,899)

Basic and diluted net loss per common share	$(0.28)	$(0.45)	$(0.65)	$(0.94)

Weighted-average shares outstanding used in computing net loss per common share	24,598	24,465	24,584	24,465

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Net loss	$(6,783)	$(10,985)	$(16,059)	$(22,899)
Other comprehensive loss	—	—	—	—

Comprehensive loss	$(6,783)	$(10,985)	$(16,059)	$(22,899)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2016	2015
Cash flows from operating activities
Net loss	$(16,059)	$(22,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,150	1,707
Loss (gain) on disposal of equipment	58	(35)
Share-based compensation	1,327	2,185
Non-cash interest expense	657	265
Net changes in operating assets and liabilities:
Accounts receivable	(2,196)	(1,164)
Inventories	1,068	2,037
Prepaid Expenses and other assets	403	130
Deferred cost of product revenues	(430)	200
Accounts payable	196	(2,263)
Accrued and other liabilities	(1,419)	223
Accrued interest due to related parties	425	—
Deferred revenue	1,449	(375)
Deferred revenue from related parties	(168)	(382)
Customer refund liabilities	—	(25)

Net cash used in operating activities	(13,539)	(20,396)
Cash flows from investing activities
Purchases of property, plant and equipment	(93)	(1,398)
Proceeds from the sale of equipment	—	7

Net cash used in investing activities	(93)	(1,391)
Cash flows from financing activities
Repayment of debt	(129)	(192)
Repayment of capital leases	(346)	(1,149)
Change in restricted cash	15,412	—
Exercise of stock options	16	—

Net cash provided by (used) in financing activities	14,953	(1,341)
Net increase (decrease) in cash and cash equivalents	1,321	(23,128)
Cash and cash equivalents, beginning of period	19,838	35,324

Cash and cash equivalents, end of period	$21,159	$12,196

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0 and $4 for the six months ended June 30, 2016 and 2015, respectively	$2,595	$1,069

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$24	$12

Equipment acquired under capital leases	$1,586	$787

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of June 30, 2016, the Company had an accumulated deficit of $219,635,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company has funded operations primarily with net proceeds from public offerings of common stock, private placements of convertible preferred stock, convertible notes, and promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of June 30, 2016, the Company had working capital of $24,056,000, including cash and cash equivalents of $21,159,000. As of June 30, 2016, the Company had debt and debt due to related parties of $21,647,000 and $36,086,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. In addition, as of June 30, 2016, the Company had a total of $3,004,000 of restricted cash relating to a debt agreement (see Note 6).

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

Without entering into a continuation of its current waiver due to expire December 31, 2016, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under a promissory note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is focused on efforts to increase liquidity in the near-term and plans to request an extension of the waiver on the debt-to-worth ratio. Such strategic collaborations and relief under the debt agreements may not be available or may be on terms that are not favorable to the Company. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern. If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note. See Note 6 for further discussion.

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

For the three months ended June 30, 2016 and 2015, 1% and 9%, respectively, and for the six months ended June 30, 2016 and 2015, 4% and 6%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. These two product lines accounted for 77% and 92% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively, and 78% and 94% for the six months ended June 30, 2016 and 2015, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
For the three months ended June 30,
2016	34%	5%
2015	34%	11%
For the six months ended June 30,
2016	31%	8%
2015	27%	8%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either June 30, 2016 or December 31, 2015 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
June 30, 2016	35%	4%	—	13%
December 31, 2015	32%	29%	12%	—

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company’s single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. The Company currently uses one supplier, and while it does not have a long-term supply contract with this supplier, the Company has a long term business relationship with this supplier. The Company keeps 9-12 months of knotweed extract on hand, but an unexpected disruption in supply could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price.

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

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of June 30, 2016 and December 31, 2015, the Company recorded deferred cost of product revenues of $2,026,000 and $1,596,000, respectively, including deferred cost of product revenues to related parties of $79,000 as of December 31, 2015. As of June 30, 2016, there were no deferred cost of product revenues to related parties.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; for example, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to the Company certain unsold products, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of June 30, 2016 and December 31, 2015, the Company recorded current deferred product revenues of $3,281,000 and $2,760,000, respectively, including current deferred product revenues from related parties of $168,000 as of December 31, 2015. There were no current deferred product revenues from related parties as of June 30, 2016. Included in deferred revenue as of June 30, 2016 but excluded from deferred product revenues is $943,000 in customer deposits that will be applied towards future purchases of the Company’s products. There were no customer deposits as of December 31, 2015. Included in deferred revenue as of June 30, 2016 and December 31, 2015 but excluded from deferred product revenues is deferred revenue related to license revenues. As of June 30, 2016, the Company recorded current and non-current deferred revenues of $327,000 and $1,838,000, respectively, related to payments received under licensing agreements as discussed further below. As of December 31, 2015, the Company recorded current and non-current deferred revenues of $327,000 and $2,021,000, respectively, related to payments received under licensing agreements as discussed further below. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the three months ended June 30, 2016 and 2015, 64% and 58%, respectively, and for the six months ended June 30, 2016 and 2015, 52% and 48%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. For the three and six months ended June 30, 2016, the Company received payments totaling $300,000 under these agreements. For the six months ended June 30, 2015, the Company received payments totaling $750,000 under these agreements. No payments were received under these agreements for the three months ended June 30, 2015. For the three months ended June 30, 2016 and 2015, the Company recognized $92,000 and $83,000, respectively, as license revenues. For the six months ended June 30, 2016 and 2015, the Company recognized $184,000 and $166,000, respectively, as license revenues.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended June 30, 2016 and 2015, research and development expenses totaled $2,091,000 and $3,073,000, respectively, and patent expenses totaled $222,000 and $255,000, respectively. For the six months ended June 30, 2016 and 2015, research and development expenses totaled $4,157,000 and $6,189,000 respectively, and patent expenses totaled $478,000 and $561,000, respectively.

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

	JUNE 30,
	2016	2015
Stock options outstanding	2,822	2,633
Warrants to purchase common stock	4,027	145
Restricted stock units outstanding	415	—

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of a Securities and Exchange Commission filer, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating ASU 2016-13 to determine the impact to its consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently evaluating ASU 2016-09 to determine the potential impact to its consolidated financial statements and related disclosures.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	JUNE 30, 2016
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,751	$3,751	$—	$—

	DECEMBER 31, 2015
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,750	$3,750	$—	$—

The Company’s money market funds are held at registered investment companies. As of June 30, 2016 and December 31, 2015, the money market funds were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Inventories

Inventories, net consist of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2016	2015
Raw materials	$3,837	$5,110
Work in progress	1,050	1,044
Finished goods	3,109	2,910

	$7,996	$9,064

As of June 30, 2016 and December 31, 2015, the Company had $81,000 and $24,000, respectively, in reserves against its inventories.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	JUNE 30, 2016	DECEMBER 31, 2015
Accrued compensation	$904	$999
Accrued severance	52	209
Accrued warranty costs	526	384
Accrued legal costs	1,207	915
Accrued SEC civil penalty (Note 8)	—	1,750
Accrued liabilities, other	1,613	1,432

	$4,302	$5,689

On January 14, 2015, James Iademarco was appointed as the Company’s President and Chief Operating Officer. On August 20, 2015, the Company entered into a separation agreement with Mr. Iademarco whereby he resigned effective August 31, 2015, but agreed to remain available to advise the Company in a consulting capacity for an additional period of up to 90 days to assist with the transition of various pending matters. Pursuant to the separation agreement, Mr. Iademarco is entitled to receive, among other things, an amount equal to one-twelfth of his prior base salary of $290,000 on or before the 15th day of each of the twelve months following August 31, 2015 and certain premium payments for health and vision insurance coverage, in partial consideration for Mr. Iademarco granting the Company a general release of liability and claims. As of June 30, 2016, $52,000 was accrued based on the terms of Mr. Iademarco’s separation agreement.

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

Balance at December 31, 2015	$384
Warranties issued during the period	197
Settlements made during the period	(55)

Balance at June 30, 2016	$526

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	JUNE 30, 2016	DECEMBER 31, 2015
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 18.00% per annum, payable monthly through October 2017, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of June 30, 2016 and December 31, 2015 of $35 and $48, respectively, discount is based on imputed interest rate of 18.1%	$12,415	$12,402
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.5% as of June 30, 2016) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of June 30, 2016 and December 31, 2015 of $259 and $270, respectively, discount is based on imputed interest rate of 5.6%	9,232	9,351
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized discount as of June 30, 2016 and December 31, 2015 of $3,914 and $4,488, respectively debt discount is based on imputed interest rate of 10.9% (see Note 9)	36,086	35,512

Debt, including debt due to related parties	57,733	57,265
Less debt due to related parties	(36,086)	(35,512)
Less current portion	(244)	(244)

	$21,403	$21,509

The fair value of the Company’s outstanding debt obligations as of June 30, 2016 and December 31, 2015 was $22,977,000 and $23,457,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25% for the fixed rate debt and 5. 5% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

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

As part of the terms of the October 2012 Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (“Agent Fee”). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Secured Promissory Notes this fee was originally recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The balance of the deferred financing costs as of December 31, 2015 has been retrospectively reclassified as a discount to these notes as of December 31, 2015 as further discussed in Note 2. As the maturity date was extended two years in September 2015, the agent fee was increased to 7% of the funded principal amount. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of June 30, 2016, $713,000 of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were originally recorded as deferred financing costs and have been retrospectively reclassified as of December 31, 2015 as a discount to this note and are being amortized to interest expense over the term of the arrangement as further discussed in Note 2.

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

As a result of the amendment described above, the Company is also required to pay the Agent Fee, 5% of the $3,700,000 in cash received from the April 2013 Secured Promissory Notes, under the same terms as the October 2012 Secured Promissory Notes. In addition, the portion of the Agent Fee relating to the converted October 2012 Subordinated Convertible Note that would be due under the terms of the October 2012 Subordinated Convertible Note will be paid under the terms of the October 2012 and April 2013 Secured Promissory Notes. The present value of the unpaid Agent Fee of $172,000, based on 5% of the funded principal amount of $4,950,000, as of the closing date of the April 2013 Secured Promissory Notes was recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The amortization of the deferred financing costs and the accretion of the Agent Fee are being amortized to interest expense over the term of the arrangement. In addition, the Company incurred an additional $24,000 in financing-related costs, primarily legal fees. These costs were originally recorded as deferred financing costs as a component of current and non-current other assets. The balance of these deferred financing costs as of December 31, 2015 has been retrospectively reclassified as a discount to these notes as of December 31, 2015 as further discussed in Note 2. These discounts are being amortized to interest expense over the term of the arrangement.

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

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of June 30, 2016, the Company had $1,444,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

In addition, the Company incurred an additional $304,000 in financing-related costs, including USDA guarantee fees. These costs were originally recorded as deferred financing costs as a component of current and non-current other assets. The balance of the deferred financing costs as of December 31, 2015 has been retrospectively reclassified as a discount to these notes as of December 31, 2015 as further discussed in Note 2. These discounts are being amortized to interest expense over the term of the arrangement.

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

7. Share-Based Plans

As of June 30, 2016, there were 2,822,000 options outstanding, 415,000 restricted stock units outstanding and 2,242,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended June 30, 2016 and 2015, the Company recognized share-based compensation of $710,000 and $1,095,000, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized share-based compensation of $1,327,000 and $2,185,000, respectively.

During the three and six months ended June 30, 2016, the Company granted 88,000 and 951,000 options at a weighted-average exercise price of $0.84 and $1.18, respectively. During the three and six months ended June 30, 2016, 0 and 37,000 options, respectively, were exercised at a weighted-average exercise price of $0 and $0.43 per share, respectively. During the three and six months ended June 30, 2015, the Company did not grant any options and no options were exercised.

The following table summarizes the activity of restricted stock units from December 31, 2015 to June 30, 2016 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2015	45	$1.23
Granted	361	0.76
Vested	(50)	1.19
Forfeited	(7)	1.23

Nonvested at June 30, 2016	349	$0.75

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

Litigation

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, the Company, along with certain of its current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al, Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in or traceable to the Company’s August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in the Company’s June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”). In addition to the Company, the initial consolidated complaint names certain of the Company’s current and former officers and directors and the Company’s independent registered public accounting firm as defendants. The initial consolidated complaint alleges violations of the Securities Act of 1933, the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about the Company’s business and prospects, including its financial statements, product revenues and system of internal controls. Plaintiffs contend that such statements caused the Company’s stock price to be artificially inflated. The action includes claims for damages, fees and expenses, including an award of attorneys’ and experts’ fees to the putative class. An amended consolidated complaint was filed on January 11, 2016. On February 4, 2016, the Court approved a stipulation between the parties deferring action pending the outcome of a mediation proceeding, and ordered the parties to provide a status update on May 4, 2016. On March 15, 2016, plaintiffs moved to amend their consolidated complaint to, among other things, assert claims on behalf of all persons who purchased or otherwise acquired MBII securities on the open market between August 1, 2013 and November 10, 2015. On May 4, 2016, plaintiffs, the Company, and certain director and officer defendants jointly submitted a report to the Court noting in part that on April 4, 2016, they had participated in a mediation proceeding and are currently negotiating the terms of a formal stipulation of settlement. On May 25, 2016, the parties executed a final stipulation of settlement. The stipulation provides for dismissal of the action as to the Company and the officer and director defendants, and a payment by the Company’s insurers of $12.0 million to an escrow account, to be distributed upon order of the court. That same day, lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. On May 27, 2016, the Court approved Plaintiffs’ motion to amend their consolidated complaint. On June 1, 2016, Plaintiffs filed their amended consolidated complaint. At the Court’s request, on June 10, 2016, the settling parties revised the stipulation and papers in support of preliminary approval to reflect the amended consolidated complaint, and on June 16, 2016, refiled for preliminary approval of the settlement. On July 8, 2016, the Court granted preliminary approval of the class action settlement. The settlement is subject to notice to the class and further court approval at a final fairness hearing scheduled on September 22, 2016. The Company currently anticipates that it will not incur a loss in connection with settlement of this matter in light of applicable insurance coverage. However, there can be no assurance that the Court will finally approve the settlement. In the event the Court does not grant final approval, the settlement as reflected in the stipulation of settlement may be terminated.

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

On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on the Company’s behalf, against certain current and former officers and members of the Company’s board of directors and the Company’s independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleges that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing the Company to issue allegedly false and misleading statements. The plaintiff in the 2015 Derivative Action also alleges that the Company’s independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2015 Derivative Action overlap substantially with those at issue in the 2014 Derivative Actions and the Class Action described above. On February 5, 2016, the Court approved a stipulation between the parties deferring action pending the outcome of a mediation proceeding, and ordered the parties to provide a status update on May 5, 2016. On May 5, 2016, a status report was submitted for the 2015 Derivative Action, advising the court that no settlement agreement was reached at the mediation, and setting June 6, 2016 as the date by which certain current and former officers and directors of the Company must respond to the complaint. On June 3, 2016, the parties filed a stipulation further deferring the date by which certain current and former officers and directors of the Company must respond to the complaint to June 20, 2016. On June 20, 2016, the Company as nominal defendant and certain officers and directors filed a motion to dismiss the 2015 Derivative Action, with a hearing set for July 28, 2016. On July 27, 2016, with the assistance of a mediator, the parties reached an agreement in principle to settle the Derivative Actions. On that same day, plaintiff the Company as nominal defendant and the director and officer defendants jointly submitted a report to the Court noting in part that they had reached an agreement in principle to settle the derivative actions. The parties are currently negotiating the terms of a formal stipulation of settlement. The Company currently anticipates that it will not incur a loss in connection with settlement of this matter in light of applicable insurance coverage. However, there can be no assurance that the Company will reach any such settlement on acceptable terms, if at all. The outcome of this matter is not presently determinable.

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

9. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. Debt due to related parties as of June 30, 2016 was $36,086,000, net of unamortized debt discount of $3,914,000. The fair value of the Company’s debt due to related parties was $36,100,000 as of June 30, 2016, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25%, and is classified as Level 3 within the fair value hierarchy. Accrued interest due to related parties as of June 30, 2016 was $1,600,000.

The August 2015 Senior Secured Promissory Notes contain customary covenants. In addition from the date of the agreement through May 31, 2016, these notes contained the contractual obligation to maintain cash and cash equivalents of at least $15,000,000. On May 31, 2016, the terms of the August 2015 Secured Promissory Notes were amended to remove this minimum cash balance requirement. From the date of the agreement through May 31, 2016, $15,000,000 was recorded as restricted cash and included in non-current assets.

In addition, the Company incurred an additional $302,000 in financing-related costs, primarily legal fees. These costs were originally recorded as deferred financing costs as a component of current and non-current other assets. The balance of these deferred financing costs as of December 31, 2015 has been retrospectively reclassified as a discount to these notes as of December 31, 2015 as further discussed in Note 2 to the financial statements. These discounts are being amortized to interest expense over the term of the arrangement.

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

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of June 30, 2016, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

The Tremont Group, Inc.

Les Lyman, a former member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. In January 2016, Les Lyman resigned from the Company’s board of directors effective January 4, 2016. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to January 4, 2016 were not included in related party revenues, and no revenues were recognized for such sales during the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, related party revenue of $183,000 and $382,000, respectively, were recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by the Tremont Group, Inc. during the period. As of December 31, 2015, the Company recorded deferred cost of product revenues of $79,000 and current deferred product revenues of $168,000 relating to product sold to The Tremont Group, Inc. where title transferred but the criteria for revenue recognition has not been met.

10. Subsequent Event

On July 7, 2016, the Company received a letter from the Nasdaq Listing Qualifications Staff notifying it that based on the Company’s non-compliance with the $50 million minimum Market Value of Listed Securities requirement for continued listing on The Nasdaq Global Market tier, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), as of July 6, 2016, the date by which the Company was required to evidence compliance with that requirement, the Company’s securities would be subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company submitted a timely request for a hearing before the Panel, which stayed any delisting action by the Staff pending the Panel’s ultimate decision in response to the Company’s request for continued listing on Nasdaq subsequent to the hearing. At the hearing, the Company will present its plan and request an extension period within which to regain compliance with all applicable requirements for continued listing on Nasdaq. While the Company believes it can present a viable plan to regain compliance with the applicable listing requirements, there can be no assurance that the Panel will grant the Company an extension to demonstrate compliance or that the Company will be able to evidence compliance with the applicable listing requirements within the period that may be provided by the Panel.

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

In connection with this strategy, we have significantly reduced overall headcount, and built a new sales and marketing organization with improved training and a better ability to educate and support customers in specialty crop markets, as well as providing our product development staff with greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. For markets other than high-value specialty crops, such as row crops and seed treatments, we are continuing to expand our network of distribution partners with extensive sales organizations that can facilitate expansion of our products further into these markets. For example, in June of 2016, we signed an agreement with Koch Agronomic Services to distribute Regalia brands for row crops in the United States and Canada. For international markets we are focusing on regional and national distributors operating in countries that present a significant opportunity for near-term revenue generation. In addition, our research and development efforts are now focused on supporting existing commercial products with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. Accordingly, while we believe that we have developed a robust pipeline of novel product candidates, we are currently limiting our internal efforts to four promising product candidates. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe collectively, these measures, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

We sell our crop protection products to leading agrichemical distributors while also working directly with growers to increase existing and generate new product demand. To date, we have marketed our bio-based pest management and plant health products for agricultural applications to U.S. growers, through distributors and our own sales force, and we have focused primarily on high value specialty crops such as grapes, nuts, berries, tomatoes and leafy greens and recently in row crops through partners. A large portion of our sales are currently attributable to conventional growers who use our bio-based pest management products either to replace conventional chemical pesticides or enhance the efficacy of their IPM programs. In addition, a portion of our sales are attributable to organic farmers who cannot use conventional pesticides and have few alternatives for pest management. As we continue to demonstrate the efficacy of our bio-based pest management and plant health products on new crops or for new applications, we may either continue to sell our products through our in-house sales force or collaborate with third parties for distribution to select markets.

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

We currently market our water treatment product, Zequanox directly to a selected group of U.S. power and industrial companies. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale. We are seeking sales and distribution partners for in-pipe and open water uses, and are currently in discussions with large water treatment companies to further develop Zequanox and expand it commercially. In addition, we continue to work with state, federal and bi-national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox from in-pipe treatment is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost, and environmental impact, of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals. Sales of Zequanox have also remained lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis), the unique nature of the treatment approach for each customer based on the extent of the infestation, the design of the facility, and our prioritization of our crop protection business.

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

Our revenues were $5.0 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively. Our revenues were $7.7 million and $5.4 million for the six months ended June 30, 2016 and 2015, respectively. Current deferred product revenues were $3.3 million and $2.6 million as of June 30, 2016 and 2015, respectively, representing a $0.5 million increase and $0.6 million decrease from December 31, 2015 and 2014, respectively. Customer deposits of $0.9 million and $0 as of June 30, 2016 and December 31, 2015, respectively, are included in the calculation of deferred revenue but excluded from current deferred product revenues. Our product shipments were $4.2 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively. In addition, our product shipments were $8.1 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively. Our revenues, current deferred product revenues and product shipments have risen as growers have adopted our products and have used our products on an expanded number of crops and as we have introduced new products to the market.

We generate our revenues primarily from product sales, which have historically been principally attributable to sales of our Regalia and Grandevo product lines, but which also included sales of Venerate and Majestene in the first six months of 2016. Product sales have been affected in recent years by various factors, including principally the departure of our former chief operating officer and significant members of our sales staff in the third quarter of 2014, and subsequent turnover in our sales and marketing departments. Further, we believe that following the announcement of the matters relating to our recent restatement, some customers and potential customers were reluctant to do business with us until after we had reached a settlement with the SEC, which was achieved during February 2016, and we believe competitors have been able to take advantage of these circumstances. Going forward, we believe our revenues will largely be impacted by weather, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.1 million for each of the three months ended June 30, 2016 and 2015. For each of the six months ended June 30, 2016 and 2015, we recognized $0.2 million from these distribution agreements.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
For the three months ended June 30,
2016	34%	5%
2015	34%	11%
For the six months ended June 30,
2016	31%	8%
2015	27%	8%

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $3.1 million and $3.0 million for the three months ended June, 2016 and 2015, respectively. Cost of product revenues included $0.1 million of cost of product revenues to related parties for the three months ended June 30, 2015. Our cost of product revenues was $5.4 million and $5.0 million for the six months ended June, 2016 and 2015, respectively. Cost of product revenues included $0.2 million of cost of product revenues to related parties for the six months ended June 30, 2015. There was no cost of product revenues to related parties for the three and six months ended June 30, 2016. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, which has increased in recent years, and, beginning in 2014, idle capacity at our manufacturing plant when the manufacturing plant was placed into service. We expect our cost of product revenues related to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene and Zequanox and introduce new products to the market. Our cost of product revenues has trended downward as a percentage of total revenues primarily due to changes in product mix, and the growth of overall revenues, which allows for better absorption of overhead costs and the realization of better production efficiencies. We expect to see a gradual increase in gross margin over the life cycle of each of our products as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant stabilizes at its optimum utilization levels.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses. For the three months ended June 30, 2016 and 2015, these costs were $2.3 million and $3.3 million, respectively. For the six month period ended June 30, 2016 and 2015, these costs amounted to $4.6 million and $6.8 million, respectively. We have reduced the size of our research and development staff compared to prior periods and have reduced costs spent on various research and development and patent efforts as part of our efforts to streamline business operations and focus on our pipeline product priorities. However, we have made, and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward improving our processes and formulations of commercial products and the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $4.5 million and $7.4 million for the three months ended June 30, 2016 and 2015, respectively. These costs were $10.0 million and $15.3 million for the six months ended June 30, 2016 and 2015, respectively. While we have reduced headcount in comparison to prior periods, in connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. For the three months ended June 30, 2016, we recognized a reduction of $0.2 million in litigation-related expenses, as insurance proceeds were greater than the expenses incurred, stemming from issues associated with the Company’s restatement of its financials. For the six months ended June 30, 2016, we recognized expenses of $0.7 million in litigation-related expenses, net of insurance proceeds, stemming from issues associated with our financial restatement. For the three and six months ended June 30, 2015, we incurred $2.1 million and $4.6 million, respectively, in costs related to the Audit Committee’s independent investigation, which commenced in September 2014, and the subsequent restatement of our financial statements, SEC investigation and related litigation, net of insurance proceeds. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded an expense for $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 to accrue its estimate of the penalties arising from such enforcement action.

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

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues, not including related party revenues, constituted 98% and 92% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Product revenues, not including related party revenues, constituted 98% and 90% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. Product revenues in the United States, not including related party revenues, constituted 98% and 85% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Product revenues in the United States, not including related party revenues, constituted 96% and 85% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; for example, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to the Company certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. For the three months ended June 30, 2016 and 2015, 65% and 57%, respectively, and for the six months ended June 30, 2016 and 2015, 54% and 46%, respectively, of product revenues, not including related party revenues, were recognized on a sell-through basis.

If cash is received from customers related to delivered product that may not represent a true sale, it is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the three months ended June 30, 2016 and 2015, license revenues constituted 2% and 2%, respectively, of total revenues. For the six months ended June 30, 2016 and

2015, license revenues constituted 2% and 3%, respectively, of total revenues. As of June 30, 2016, we had received an aggregate of $3.9 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of product revenues. Les Lyman, a former member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 has not been included in related party revenues. For the three months ended June 30, 2016 and 2015, related party revenues constituted 0% and 6% of total revenues, and 0% and 7% for the six months ended June 30, 2016 and 2015, respectively. For the three and six months ended June 30, 2015 100% of related party revenues, were recognized on a sell-through basis. There was no revenue recognized to related parties for the three and six months ended June 30, 2016.

Product Shipments

We believe that product shipments is a useful measure of our sales that illustrates the value of our product shipment volumes in a given period. As certain of our product revenues are recognized on a “sell-in” basis while others are recognized on a “sell-through” basis, we believe product shipments facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business. We define product shipments as product revenues, plus related party product revenues related to product shipments, plus the incremental amount of deferred revenues accrued during the applicable period from the shipment of products. This calculation specifically excludes changes in deferred revenue related to license revenues and customer deposits.

Cost of Product Revenues and Gross Profit

Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third-party services related to procuring, processing, formulating, packaging and shipping our products. As we have used our Bangor, Michigan manufacturing plant to produce certain of our products, cost of product revenues includes an allocation of operating costs including direct and indirect labor, productions supplies, repairs and maintenance, depreciation, utilities and property taxes. The amount of indirect labor and overhead allocated to finished goods is determined on a basis presuming normal capacity utilization. Operating costs incurred in excess of production allocations, considered idle capacity, are expensed to cost of product revenues in the period incurred rather than added to the cost of the finished goods produced. Cost of product revenues may also include charges due to inventory adjustments and provision for inventory reserves. In addition, costs associated with license revenues have been included in cost of product revenues as they have not been significant. Gross profit (loss) is the difference between total revenues and cost of product revenues. Gross margin is gross profit (loss) expressed as a percentage of total revenues.

We have entered into in-license technology agreements with respect to the use and commercialization of three of our commercially available product lines, Regalia, Grandevo and Zequanox, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The patents for Regalia and Zequanox will expire in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including allowed and issued patents and pending patent applications related to Regalia, Grandevo and Zequanox, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we have experienced and may further experience near-term downward pressure on overall gross margins as we expand sales of Grandevo, Venerate and Zequanox and when we introduce new products. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix and average selling prices.

In July 2012, we acquired a manufacturing facility, which we repurposed for our manufacturing operations. We began full-scale manufacturing using this facility in 2014. We continue to use third party manufacturers for Venerate and Majestene and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility when sales volumes recover enough to reduce overhead and idle capacity charges from our facility.

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

We expect our selling expenses to fluctuate in the near-term, both in absolute dollars and as a percentage of total revenues, as revenues fluctuate due to seasonality. For the three months ended June 30, 2016, we recognized a reduction of $0.2 million in litigation-related expenses, as insurance proceeds were greater than the expenses incurred, stemming from issues associated with our financial restatement. For the six months ended June 30, 2016, we recognized expenses of $0.7 million in litigation-related expenses, net of insurance proceeds, stemming from issues associated with the Company’s restatement of its financials. For the three and six months ended June 30, 2015, the Company incurred $2.1 million and $4.6 million in costs related to the Audit Committee’s independent investigation and the subsequent restatement of our financial statements, SEC investigation and related litigation, net of insurance proceeds. As a result of pending litigation, we also expect to incur additional costs relating to directors’ and officers’ liability insurance in future periods. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us in September 2014 and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

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

We have also acquired equipment under capital leases which results in interest expense over the lease term. Our capital lease obligations were $1.3 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2016, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations and other financial and operating data:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Revenues:
Product	$4,957	$3,091	$7,534	$4,865
License	92	83	184	166
Related party	—	183	—	382

Total revenues	5,049	3,357	7,718	5,413
Cost of product revenues, including cost of product revenues to related parties of $0 and $113 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $195 for the six months ended June 30, 2016 and 2015, respectively (1)	3,118	2,994	5,387	4,992

Gross profit	1,931	363	2,331	421
Operating Expenses:
Research, development and patent	2,313	3,328	4,635	6,750
Selling, general and administrative	4,512	7,411	10,042	15,298

Total operating expenses	6,825	10,739	14,677	22,048

Loss from operations	(4,894)	(10,376)	(12,346)	(21,627)
Other income (expense):
Interest income	10	6	25	15
Interest expense	(759)	(659)	(1,509)	(1,328)
Interest expense to related parties	(1,083)	—	(2,166)	—
Other income (expense), net	(57)	44	(63)	41

Total other expense, net	(1,889)	(609)	(3,713)	(1,272)

Loss before income taxes	(6,783)	(10,985)	(16,059)	(22,899)
Income taxes	—	—	—	—

Net loss	$(6,783)	$(10,985)	$(16,059)	$(22,899)

Product shipments (2)	$4,169	$2,485	$8,055	$4,656

(1)	Includes cost of product revenues to related parties of $113 and $195 for the three and six months ended June 30, 2015, respectively. There were no cost of product revenues to related parties of for the three and six months ended June 30, 2016. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1—“Financial Information” for further discussion.
(2)

Product shipments is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define product shipments as product revenues, plus related party revenues (excluding, if any, related party revenues not related to the shipment of products), plus the incremental amount of deferred revenues accrued during the applicable period from shipment of products. This calculation specifically excludes changes in deferred revenue related to license revenues and customer deposits, and is intended to approximate the total value of products sold and under contract for sale in a given period. Product shipments, as defined herein, may not be comparable to similarly titled measures used by other companies. Our management uses this non-GAAP financial measure in order to have comparable results to analyze sales performance from quarter to quarter. We have chosen to provide this supplemental information regarding our sales in a given period to investors to facilitate a meaningful evaluation of actual operating results on a comparable basis with historical results, including to track product adoption, and to assist investors in their valuation of the Company.

The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Product revenues	$4,957	$3,091	$7,534	$4,865
Related party revenues(a)	—	183	—	382
Change in deferred product revenue(b)	(788)	(789)	521	(591)

Product shipments	$4,169	$2,485	$8,055	$4,656

(a)	Related party revenues only consist of product sales for these periods and are not related to license revenues.
(b)	Change in deferred product revenue is defined as the increase in the amount of deferred product revenues accrued during the applicable period, less prior deferred product revenues recognized during the applicable period, excluding the change in deferred revenue associated with license fees and customer deposits. For the three months ended June 30, 2016 and 2015, deferred license revenues decreased $92,000 and $83,000, respectively, and $183,000 and $166,000 for the six months ending June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, customer deposits included in deferred revenues increased $943,000 and $0, respectively.

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Revenues:
Product	98%	92%	98%	90%
License	2	2	2	3
Related party	—	6	—	7

Total revenues	100	100	100	100
Cost of product revenues, including cost of product revenues to related parties of $0 and $82 for the three months ended June 30, 2016 and 2015, respectively (1)	62	89	70	92

Gross profit	38	11	30	8
Operating Expenses:
Research, development and patent	46	99	60	125
Selling, general and administrative	89	221	130	283

Total operating expenses	135	320	190	408

Loss from operations	(97)	(309)	(160)	(400)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(15)	(20)	(20)	(25)
Interest expense to related parties	(21)	—	(28)	—
Other income (expense), net	(1)	1	(1)	1

Total other expense, net	(37)	(19)	(49)	(24)

Loss before income taxes	(134)	(328)	(209)	(424)
Income taxes	—	—	—	—

Net loss	(134)%	(328)%	(209)%	(424)%

(1)	Includes cost of product revenues to related parties of 3% and 4% for the three and six months ended June 30, 2015. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1—“Financial Information” for further discussion.

Comparison of Three Months Ended June 30, 2016 and 2015

Product Revenues

	THREE MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Product revenues	$4,957	$3,091
% of total revenues	98%	92%

Product revenues increased by $1.9 million, or 60%, primarily due to an increase of $1.3 million in revenue recognized on a sell-through basis that was deferred from sales to distributors made in prior periods as compared to the prior year. During the three months ended June 30, 2016, we recognized $3.2 million in product revenues from sell-through customers, compared to $2.0 million during the three months ended June 30, 2015. Product revenues also increased to non-sell-through customers during the current period as demand was driven by continued acceptance of the Company’s products in the marketplace, as well as due to the introduction of Majestene.

License Revenues

	THREE MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
License revenues	$92	$83
% of total revenues	2%	2%

License revenues related to certain strategic collaboration and distribution agreements increased by less than $0.1 million, or 11%, related to additional payments that have been received for which revenue is recognized over time.

Related Party Revenues

	THREE MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Related party revenues	$—	$183
% of total revenues	—%	6%

Related party revenues decreased by $0.2 million, or 100%. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 has not been included in related party revenues. There were no related party revenues during the three months ended June 30, 2016.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Cost of product revenues	$3,118	$2,994
% of total revenues	62%	89%
Gross profit	1,931	363
% of total revenues	38%	11%

Cost of product revenues increased by $0.1 million, or 4%, and gross profit increased by $1.6 million. Gross margins increased from 11% to 38%. Cost of product revenues as a percentage of revenue declined sharply, as production efficiencies related to increased sales volume and favorable mix were realized during the quarter. Gross margins increased primarily due to improved plant utilization, and better production efficiencies related to higher shipment volumes. Improved plant utilization resulted in a decrease of $0.5 million in unallocated operating costs that were recorded to the manufacturing plant as costs of revenues and not capitalized into inventory.

Research, Development and Patent Expenses

	THREE MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Research, development and patent	$2,313	$3,328
% of total revenues	46%	99%

Research, development and patent expenses decreased by $1.0 million, or 30%, primarily due to a decrease of $0.5 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, $0.4 million decrease in direct expenses and outside services due to a reduction in materials costs, patent fees, and consulting expenses, and $0.1 million related to fixed costs, primarily depreciation.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Selling, general administrative expenses	$4,512	$7,411
% of total revenues	89%	221%

Selling, general and administrative expenses decreased by $2.9 million or 39%, primarily due to a $2.8 million decrease in outside services caused by lower legal fees, audit and tax fees, and consulting fees, most significantly due to activities related to the restatement conducted during 2015. In addition, employee-related expenses were lower by $0.4 million primarily due to lower salaries, bonuses and decreased stock compensation. The decrease was partially offset by an increase in fixed expenses, primarily depreciation of $0.1 million, and an increase of $0.1 million in public company expenses.

Other Expense, Net

	THREE MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Interest income	$10	$6
Interest expense	(759)	(659)
Interest expense to related parties	(1,083)	—
Other income (expense) net	(57)	44

	$(1,889)	$(609)

Interest expense increased by $1.2 million, or 180%, primarily due to an increase in the interest rate on Secured Promissory Notes as documented in Note 6. The increase in the interest rates on these notes was effective September 1, 2015. In addition, related party interest expense increased because the Company borrowed an additional $40 million from a related party at 8% and issued warrants as documented in Note 9.

Comparison of Six Months Ended June 30, 2016 and 2015

Product Revenues

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Product revenues	$7,534	$4,865
% of total revenues	98%	90%

Product revenues increased by $2.7 million, or 55%, primarily due to an increase in customer demand, as customer acceptance increased based on the performance of our products in the marketplace, and the introduction of a new product, Majestine, into the marketplace. During the six months ended June 30, 2016, we recognized $4.1 million in product revenues from sell-through customers, compared to $2.6 million during the three months ended June 30, 2015. The increase of $1.4 million in revenue recognized on a sell-through basis, increased product revenues from the introduction of a new product, and increased sales to non-sell-through customers all contributed to the increase in product revenues.

License Revenues

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
License revenues	$184	166
% of total revenues	2%	3%

License revenues related to certain strategic collaboration and distribution agreements increased by less than $0.1 million, or 11%, related to additional payments that have been received for which revenue is recognized over time.

Related Party Revenues

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Related party revenues	$—	$382
% of total revenues	—%	7%

Related party revenues decreased by $0.4 million, or 100%. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 has not been included in related party revenues. There were no related party revenues during the six months ended June 30, 2016.

Cost of Product Revenues and Gross Profit

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Cost of product revenues	$5,387	$4,992
% of total revenues	70%	92%
Gross profit	2,331	421
% of total revenues	30%	8%

Cost of product revenues increased by $0.4 million, or 8%, and gross profit increased by $1.9 million, or 454%. Gross margins increased from 8% to 30%. Improved production efficiencies related to increased sales volume and favorable mix were realized during the first half of 2016. Gross margins increased primarily due to improved plant utilization, and better production efficiencies related to higher shipment volumes. Improved plant utilization resulted in a decrease of $0.9 million in unallocated operating costs that were recorded to the manufacturing plant as costs of revenues and not capitalized into inventory.

Research, Development and Patent Expenses

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Research, development and patent	$4,635	$6,750
% of total revenues	60%	125%

Research, development and patent expenses decreased by $2.1 million, or 31%, primarily due to a decrease of $1.1 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, due to a reduction in headcount, and a decrease of $0.8 million in direct testing, field trials and lab costs. In addition, there was a reduction $0.1 million in fixed costs, primarily related to depreciation.

Selling, general and administrative

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Selling, general administrative expenses	$10,042	$15,298
% of total revenues	130%	283%

Selling, general and administrative expenses decreased by $5.3 million, or 34%, primarily due to a decrease in outside services of $4.3 million which consisted primarily of reductions in consulting and legal fees incurred as a result of the Audit Committee’s independent investigation and subsequent restatement of our financial statements in 2015, and a decrease of $1.1 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation. These decreases were partially offset by an increase of $0.2 million, primarily in liability and director and officer insurance premiums and public company related expenses.

Other Expense, Net

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(Dollars in thousands)
Interest income	$25	$15
Interest expense	(1,509)	(1,328)
Interest expense to related parties	(2,166)	—
Other income (expense) net	(63)	41

	$(3,713)	$(1,272)

Total interest expense increased $2.3 million, or 77%, primarily due to related party interest expense which increased because the Company borrowed an additional $40 million from a related party at 8% and issued warrants as documented in Note 9. In addition, there was an increase in the interest rate on the Secured Promissory Notes. This interest rate was associated with the extension of the maturity as documented in Note 6.

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

As of June 30, 2016, our cash and cash equivalents totaled $21.2 million, and we had additional $3.0 million of restricted cash that we are contractually obligated to maintain in accordance with our debt agreements, which are discussed further below. Unless Five Star Bank extends its waiver of the applicable covenant, or we enter into strategic agreements that include significant cash payments upfront, significantly increase revenues from sales or raise additional capital through the issuance of equity, we will exceed the maximum debt-to-worth requirement under our promissory note to them upon the expiration of the current waiver on December 31, 2016. As of June 30, 2016, we had an accumulated deficit of $219.5 million, and we estimate that we will continue to incur losses, which will further increase our accumulated deficit. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, enter into strategic agreements that include significant cash payments upfront and/or raise additional capital. There is no assurance that we will be able to obtain waivers of our debt covenants or raise capital, or if we are able to raise capital, that it will be on favorable terms. Adequate funds for these and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales and product development activities, further reduce operating expenses and/or reduce capital investment. We incorporated additional information regarding risks related to our capital and liquidity described in Part I— Item 1A— “Risk Factors”, in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015.

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of June 30, 2016, we had received an aggregate of $3.9 million in payments under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

We had the following debt arrangements in place as of June 30, 2016, in each case as discussed below (dollars in thousands):

DESCRIPTION		PRINCIPAL	PAYMENT/MATURITY
	STATED ANNUAL	BALANCE (INCLUDING
	INTEREST RATE	ACCRUED INTEREST)
Promissory Notes (1)	18.00%	$12,637	Monthly(4)/October 2017
Promissory Note (2)	5.50%	9,515	Monthly/June 2036
Promissory Notes (3)	8.00%	41,600	Biannually(5)/August 2020

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	Monthly payments are interest only until maturity.
(5)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.

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

June 2014 Secured Promissory Note

In June 2014, we borrowed $10.0 million pursuant to a business loan agreement and promissory note with Five Star Bank which bears interest at prime rate plus 2% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount. As of June 30, 2016, the interest rate was 5.50%.

The June 2014 Secured Promissory Note is repayable in current monthly payments of approximately $66,000. Payments commenced in July 2014, with the final payment due in June 2036. Certain of our deposit accounts and our subsidiary’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the lender of $1.6 million, which was recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds from the loan were used for construction of the manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of June 30, 2016, we had $1.4 million remaining in this construction-related restricted deposit account, which was recorded as restricted cash included in current assets.

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

August 2015 Senior Secured Promissory Notes

On August 20, 2015, we issued and sold senior secured promissory notes to three affiliated lenders in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. The notes contain customary covenants. In addition from the date of the agreement through May 31, 2016, these notes contained the contractual obligation to maintain cash and cash equivalents of at least $15 million. On May 31, 2016, the terms of the August 2015 Secured Promissory Notes were amended. This amendment terminated the requirement that we maintain a $15 million minimum cash balance. From the date of the agreement through May 31, 2016, $15 million was recorded as restricted cash and included in non-current assets.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(Unaudited)
Net cash used in operating activities	$(13,539)	$(20,396)
Net cash used in investing activities	(93)	(1,391)
Net cash used in financing activities	14,953	(1,341)

Net decrease in cash and cash equivalents	$1,321	$(23,128)

Cash Flows from Operating Activities

Net cash used in operating activities of $13.5 million during the six months ended June 30, 2016 primarily resulted from our net loss of $16.1 million, an increase in accounts receivable of $2.2 million, a decrease in accrued and other liabilities of $1.4 million, an increase in deferred cost of product revenues of $0.4 million, and a decrease in deferred revenue from related party of $0.2 million. These decreases were partially offset by increases in cash flows from share-based compensation of $1.3 million, depreciation and amortization of $1.2 million, $0.7 million of non-cash interest expense, an increase in deferred revenues of $1.4 million, a decrease in inventory of $1.1 million, an increase in accrued interest due to related parties of $0.4 million, a decrease in prepaid and other assets of $0.4 million, and a $0.2 million increase in accounts payable.

Net cash used in operating activities of $20.4 million during the six months ended June 30, 2015 primarily resulted from our net loss of $22.9 million, which included $1.7 million of depreciation and amortization expense, $2.2 million of share-based compensation expense and $0.3 million of non-cash interest expense. In addition, net cash used in operating activities resulted from an increase in accounts receivable of $1.2 million, and decreases in accounts payable of $2.3 million, deferred revenue of $0.4 million and deferred revenue from related parties of $0.4 million and an increase in accrued and other liabilities of $0.2 million. This was offset by decreases in inventories of $2.0 million, deferred cost of product revenues of $0.2 million and prepaid expenses and other assets of $0.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.1 million during the six months ended June 30, 2016 that primarily resulted from purchases of property, plant and equipment to support our operations.

Net cash used in investing activities of $1.4 million during the six months ended June 30, 2015 primarily resulted from $1.4 million used for the purchase of property, plant and equipment to support growth of our operations.

Cash Flows from Financing Activities

Net cash provided by financing activities of $15.0 million during the six months ended June 30, 2016 consisted primarily of the reclassification of $15.4 million in restricted cash to cash and equivalents. See Note 6 and 9 for further discussion. This was partially offset by cash used in financing activities of as a result of payments under capital leases of $0.3 million and payments under our debt of $0.1 million.

Net cash used in financing activities of $1.3 million during the six months ended June 30, 2015 consisted primarily of $0.2 million in payments on our debt and $1.1 million in payments on our capital lease obligations.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

	TOTAL	2016	2017-2018	2019-2020	2021 AND BEYOND
	(Unaudited)
Operating lease obligations	$3,025	$512	$1,898	$615	$
Debt and capital leases	63,189	542	23,850	30,628		8,169
Interest payments relating to debt and capital leases	21,805	4,611	9,062	4,083		4,049

Total	$88,019	$5,665	$34,810	$35,326		$12,218

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

Since June 30, 2016, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2016 and 2015.

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

Interest Rate Risk

We had cash and cash equivalents of $21.2 million as of June 30, 2016, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

Our stock price does not meet the minimum continued listing requirements for Market Value of Listed Securities (“MVLS”), Market Value of Publicly Held Shares (“MVPHS”) and Bid Price on The Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market.

As previously reported on our Current Report on Form 8-K filed on July 12, 2016, on July 7, 2016, we received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that based upon the Company’s non-compliance with the $50 million MVLS requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(A) as of July 6, 2016, the date by which the Company was required to evidence compliance with that requirement, the Company’s securities would be subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel, which request stayed any delisting action by the Staff pending the Panel’s ultimate decision in response to the Company’s request for continued listing on Nasdaq. At the hearing, the Company will present its plan and request an extension period within which to regain compliance with all applicable requirements for continued listing on Nasdaq.

In addition, as previously reported on our Current Report on Form 8-K filed on May 6, 2016, we received two letters from the Staff notifying us that for the preceding 30 consecutive business days, the Company’s MVPHS had closed below the minimum $15.0 million requirement and the Company’s bid price had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market, set forth in Nasdaq Listing Rules 5450(b)(2)(C) and 5450(a)(1), respectively. In accordance with Nasdaq Listing Rules 5810(c)(3)(D) and 5810(c)(3)(A), we were provided with a grace period, through October 31, 2016, to regain compliance with the MVPHS and bid price requirements. Compliance with those requirements can be achieved automatically and without further action if our MVPHS closes at $15.0 million or more, and our bid price closes at $1.00 per share or more for at least 10 consecutive business days at any time during the grace period.

There can be no assurance that the Panel will grant us an extension to demonstrate compliance with the applicable listing criteria or that we will regain compliance with the applicable listing criteria within such period. If Nasdaq does not allow us to continue to trade on The Nasdaq Global Market or to transfer the listing of our shares to The Nasdaq Capital Market tier, Nasdaq will notify us that our common stock will be suspended and subject to delisting. Although our common stock may continue to trade on the markets operated by OTC Markets Group, Inc. following any delisting from Nasdaq, delisting could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

On November 10, 2015, we filed an Annual Report on Form 10-K for the year ended December 31, 2014 that included restated consolidated financial statements, selected financial data (as applicable), certain financial data in management’s discussion and analysis and other information for the fiscal year ended December 31, 2013, including related quarterly periods, and the quarterly periods ended March 31, 2014 and June 30, 2014. The restatement principally related to determinations by our Audit Committee in February 2015, following the completion of its independent investigation announced in September 2014, that as a result of the failure of certain employees to share with our finance department or our external auditors important transaction terms with distributors, including “inventory protection” arrangements that would permit the distributors to return to us certain unsold products, we had incorrectly recognized revenue for certain historical sales transactions with these distributors prior to satisfying the criteria for revenue recognition required under GAAP.

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

As of June 30, 2016, we have incurred over $15.9 million in legal, accounting and other professional fees and costs in connection with the Audit Committee’s independent investigation, financial restatement and related matters (including remediation efforts, NASDAQ matters, responding to and settling an SEC investigation and the pending legal proceedings), net of insurance proceeds. Our board of directors, management and other key employees have expended, and may continue to expend, a substantial amount of time related to these matters, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, results of operations, cash flows or financial condition.

Further, we have been and may continue to be the subject of negative publicity focusing on the past financial restatement and related matters, and may be adversely impacted by negative reactions from our stockholders, creditors or others with which we do business. We believe this negative publicity has impacted our ability to attract and retain customers, employees and vendors, and may continue to do so in the future. Concerns include the perception of the work effort required to address our accounting and control environment, the ability for us to be a long-term provider to customers and our ability to timely pay outstanding balances to vendors. Moreover, we believe that our competitors have sought and will continue to seek to leverage the past financial restatement and related matters to try and raise concerns about us in the minds of our customers and prospective customers. The continued occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on August 15, 2016.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
President and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.1	Amendment on May 31, 2016 to Senior Secured Promissory Notes issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2016. (1)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended June 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements

(1)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed June 2, 2016, and incorporated herein by reference.