Form 10-Q
period 2016-09-30
MARRONE BIO INNOVATIONS INC
filed 2016-11-14
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 11, 2016
Common Stock, $0.00001 par value	24,658,302

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,013	$19,838
Restricted cash, current portion	1,444	1,856
Accounts receivable	2,055	2,347
Inventories, net	8,405	9,064
Deferred cost of product revenues, including deferred cost of product revenues to related parties of $0 and $79 as of September 30, 2016 and December 31, 2015, respectively	1,684	1,596
Prepaid expenses and other current assets	1,038	1,211
Total current assets	30,639	35,912
Property, plant and equipment, net	17,863	18,445
Restricted cash, less current portion	1,560	16,560
Other assets	181	284
Total assets	$50,243	$71,201
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,212	$2,007
Accrued liabilities	4,114	5,689
Accrued interest due to related parties	813	1,175
Deferred revenue, current portion	4,079	2,919
Deferred revenue from related parties	-	168
Capital lease obligations, current portion	1,112	647
Debt, current portion	248	244
Total current liabilities	12,578	12,849
Deferred revenue, less current portion	1,753	2,021
Capital lease obligations, less current portion	-	18
Debt, less current portion	21,347	21,509
Debt due to related parties	36,377	35,512
Other liabilities	1,421	1,314
Total liabilities	73,476	73,223
Commitments and contingencies (Note 8)
Stockholders' deficit:
Common stock: $0.00001 par value; 250,000 shares authorized, 24,658 shares issued and outstanding as of September 30, 2016 and 24,536 as of December 31, 2015	-	—
Additional paid in capital	203,604	201,554
Accumulated deficit	(226,837)	(203,576)
Total stockholders' deficit	(23,233)	(2,022)
Total liabilities and stockholders' deficit	$50,243	$71,201

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Revenues:
Product	$3,549	$2,295	$11,083	$7,160
License	85	83	269	249
Related party	-	97	-	479
Total revenues	3,634	2,475	11,352	7,888

Cost of product revenues, including cost of product revenues to related parties of $0 and $53 for the three months ended

   September 30, 2016 and 2015, respectively and $0 and $248 for the nine months ended September 30, 2016 and 2015,

respectively	2,493	2,340	7,880	7,332
Gross profit	1,141	135	3,472	556
Operating Expenses:
Research, development and patent	2,662	3,442	7,297	10,192
Selling, general and administrative	3,754	5,317	13,796	20,615
Total operating expenses	6,416	8,759	21,093	30,807
Loss from operations	(5,275)	(8,624)	(17,621)	(30,251)
Other income (expense):
Interest income	8	14	33	29
Interest expense	(755)	(687)	(2,264)	(2,015)
Interest expense to related parties	(1,099)	(501)	(3,265)	(501)
Other income (expense), net	(81)	(1)	(144)	40
Total other expense, net	(1,927)	(1,175)	(5,640)	(2,447)
Loss before income taxes	(7,202)	(9,799)	(23,261)	(32,698)
Income taxes	-	-	-	-
Net loss	$(7,202)	$(9,799)	$(23,261)	$(32,698)
Basic and diluted net loss per common share	$(0.29)	$(0.40)	$(0.95)	$(1.34)
Weighted-average shares outstanding used in computing net loss per common share	24,640	24,465	24,603	24,465

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Net loss	$(7,202)	$(9,799)	$(23,261)	$(32,698)
Other comprehensive loss	—	—	—	—
Comprehensive loss	$(7,202)	$(9,799)	$(23,261)	$(32,698)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Cash flows from operating activities
Net loss	$(23,261)	$(32,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,696	2,616
Loss (gain) on disposal of equipment	135	(35)
Share-based compensation	2,025	2,921
Non-cash interest expense	990	500
Net changes in operating assets and liabilities:
Accounts receivable	292	398
Inventories	659	2,874
Prepaid Expenses and other assets	172	(194)
Deferred cost of product revenues	(88)	649
Accounts payable	223	(4,426)
Accrued and other liabilities	(1,555)	823
Accrued interest due to related parties	(362)	368
Deferred revenue	892	(952)
Deferred revenue from related parties	(168)	(479)
Customer refund liabilities	-	(1,044)
Net cash used in operating activities	(18,350)	(28,679)
Cash flows from investing activities
Purchases of property, plant and equipment	(169)	(1,496)
Proceeds from the sale of equipment	-	7
Net cash used in investing activities	(169)	(1,489)
Cash flows from financing activities
Proceeds from issuance of debt due to related parties, net of financing costs	-	39,698
Repayment of debt	(195)	(371)
Repayment of capital leases	(549)	(1,646)
Change in restricted cash	15,412	(15,000)
Exercise of stock options	26	—
Net cash provided by financing activities	14,694	22,681
Net increase (decrease) in cash and cash equivalents	(3,825)	(7,487)
Cash and cash equivalents, beginning of period	19,838	35,324
Cash and cash equivalents, end of period	$16,013	$27,837
Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0 and $4 for the nine months ended September 30, 2016 and 2015, respectively	$4,881	$1,593
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$21	$14
Equipment acquired under capital leases	$1,586	$787

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

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

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of September 30, 2016, the Company had an accumulated deficit of $226,837,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company has funded operations primarily with net proceeds from public offerings of common stock, private placements of convertible preferred stock, convertible notes, and promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of September 30, 2016, the Company had working capital of $18,061,000, including cash and cash equivalents of  $16,013,000. As of September 30, 2016, the Company had debt and debt due to related parties of $21,595,000 and $36,377,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. In addition, as of September 30, 2016, the Company had a total of $3,004,000 of restricted cash relating to a debt agreement (see Note 6).

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

Without entering into a continuation of its current waiver due to expire December 31, 2016, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under a promissory note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. Based on this cash on hand and the Company’s expectation that it will continue to incur significant operating losses, the Company does not have the capital to finance operations for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is focused on efforts to increase liquidity in the near-term and plans to request an extension of the waiver on the debt-to-worth ratio. Such strategic collaborations and relief under the debt agreements may not be available or may be on terms that are not favorable to the Company. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern. If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Revenues generated from international customers were, for the three months ended September 30, 2016 and 2015, 8% and 7%, respectively, and for the nine months ended September 30, 2016 and 2015, 5% and 6%, respectively.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. These two product lines accounted for 77% and 84% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 78% and 91% for the nine months ended September 30, 2016 and 2015, respectively

.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
For the three months ended September 30,
2016	25%	6%
2015	41%	13%
For the nine months ended September 30,
2016	30%	6%
2015	32%	5%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either September 30, 2016 or December 31, 2015 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
September 30, 2016	17%	8%	11%	17%
December 31, 2015	32%	29%	12%	7%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently has one supplier of this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long term business relationship with this supplier. The Company maintains 9-12 months of knotweed extract at any given time, but an unexpected disruption in supply could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price

Inventories

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

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of September 30, 2016 and December 31, 2015, the Company recorded deferred cost of product revenues of $1,684,000 and $1,596,000, respectively, including deferred cost of product revenues to related parties of $79,000 as of December 31, 2015. As of September 30, 2016, there were no deferred cost of product revenues to related parties.

Property, Plant and Equipment

During the three and nine months ended September 30, 2016, the Company identified certain equipment that it intends to dispose of or sell. The Company has committed to sell or dispose of this equipment with an estimated total realizable fair value, less costs to sell, of approximately $70,000. Assets held for sale are included in prepaid expenses and other current assets. The fair value measurements were based on recent valuation appraisals. The Company recognized an impairment charge of $66,000 on the assets held for sale during three and nine months ended September 30, 2016.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; for example, in instances where “inventory protection” arrangements were historically offered to distributors that permitted these distributors to return to the Company certain unsold products, the Company considers future arrangement with that distributor not to be fixed or determinable, and accordingly, revenue with that distributor is deferred until products are resold to customers of the distributor (the “sell-through” method). As of September 30, 2016 and December 31, 2015, the Company recorded current deferred product revenues of $2,829,000 and $2,760,000, respectively, which included current deferred product revenues from related parties of $168,000 as of December 31, 2015. There were no current deferred product revenues from related parties as of September 30, 2016. Included in deferred revenue as of September 30, 2016 but excluded from deferred product revenues is $923,000 in customer deposits that will be applied towards future purchases of the Company’s products. There were no customer deposits as of December 31, 2015. Included in deferred revenue as of September 30, 2016 and December 31, 2015 but excluded from deferred product revenues is deferred revenue related to license revenues.  As of September 30, 2016, the Company recorded current and non-current deferred revenues of $327,000 and $1,753,000, respectively, related to payments received under licensing agreements as discussed further below. As of December 31, 2015, the Company recorded current and non-current deferred revenues of $327,000 and $2,021,000, respectively, related to payments received under licensing agreements as discussed further below. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the three months ended September 30, 2016 and 2015, 44% and 67%, respectively, and for the nine months ended September 30, 2016 and 2015, 46% and 54%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. For the three and nine months ended September 30, 2016, the Company received payments totaling $0 and $300,000, respectively, under these agreements. For the nine months ended September 30, 2015, the Company received payments totaling $750,000 under these agreements. No payments were received under these agreements for the three months ended September 30, 2015. For the three months ended September 30, 2016 and 2015, the Company recognized $85,000 and $83,000, respectively, as license revenues. For the nine months ended September 30, 2016 and 2015, the Company recognized $269,000 and $249,000, respectively, as license revenues.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended September 30, 2016 and 2015, research and development expenses totaled $2,393,000 and $3,206,000, respectively, and patent expenses totaled $269,000 and $236,000, respectively.  For the nine months ended September 30, 2016 and 2015, research and development expenses totaled $ 6,550,000 and $9,395,000 respectively, and patent expenses totaled $747,000 and $879,000, respectively.

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

	SEPTEMBER 30,
	2016	2015
Stock options outstanding	3,056	2,398
Warrants to purchase common stock	4,027	4,145
Restricted stock units outstanding	415	—

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. As of September 30, 2016, the Company has not elected to early adopt this guidance and is currently evaluating ASU 2016-15 to determine the impact to its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of a Securities and Exchange Commission filer, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating ASU 2016-13 to determine the impact to its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard. The Company continues to evaluate the early adoption of ASU 2014-09 for the fiscal year ended December 31, 2017.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	SEPTEMBER 30, 2016
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,752	$3,752	$—	$—

	DECEMBER 31, 2015
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,750	$3,750	$—	$—

The Company’s money market funds are held at registered investment companies. As of September 30, 2016 and December 31, 2015, the money market funds were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Inventories

Inventories, net consist of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
Raw materials	$3,919	$5,110
Work in progress	1,193	1,044
Finished goods	3,293	2,910
	$8,405	$9,064

As of September 30, 2016 and December 31, 2015, the Company had $138,000 and $24,000, respectively, in reserves against its inventories.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Accrued compensation	$1,093	$999
Accrued severance	—	209
Accrued warranty costs	615	384
Accrued legal costs	505	915
Accrued SEC civil penalty (Note 8)	—	1,750
Accrued liabilities, other	1,901	1,432
	$4,114	$5,689

On January 14, 2015, James Iademarco was appointed as the Company’s President and Chief Operating Officer. On August 20, 2015, the Company entered into a separation agreement with Mr. Iademarco whereby he resigned effective August 31, 2015, but agreed to remain available to advise the Company in a consulting capacity for an additional period of up to 90 days to assist with the transition of various pending matters. Pursuant to the separation agreement, Mr. Iademarco is entitled to receive, among other things, an amount equal to one-twelfth of his prior base salary of $290,000 on or before the 15th day of each of the twelve months following August 31, 2015 and certain premium payments for health and vision insurance coverage, in partial consideration for Mr. Iademarco granting the Company a general release of liability and claims. As of December 31, 2015, $209,000 was accrued based on the terms of Mr. Iademarco’s separation agreement. There were no amounts accrued as of September 30, 2016 under the terms of Mr. Iademarco’s separation agreement.

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

Balance at December 31, 2015	$384
Warranties issued during the period	$291
Settlements made during the period	(60)
Balance at September 30, 2016	$615

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 18.00% per annum, payable monthly through October 2017, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of September 30, 2016 and December 31, 2015 of $28 and $48, respectively, discount is based on imputed interest rate of 18.1%	12,422	$12,402
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.5% as of September 30, 2016) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of September 30, 2016 and December 31, 2015 of $253 and $270, respectively, discount is based on imputed interest rate of 5.6%	9,173	9,351
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized discount as of September 30, 2016 and December 31, 2015 of $3,623 and $4,488, respectively debt discount is based on imputed interest rate of 10.9% (see Note 9)	36,377	35,512
Debt, including debt due to related parties	57,972	57,265
Less debt due to related parties	(36,377)	(35,512)
Less current portion	(248)	(244)
	$21,347	$21,509

The fair value of the Company’s outstanding debt obligations as of September 30, 2016 and December 31, 2015 was $22,730,000 and $23,457,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25% for the fixed rate debt and 5.5% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

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

As part of the terms of the October 2012 Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (“Agent Fee”). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Secured Promissory Notes this fee was originally recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities. The balance of the deferred financing costs as of December 31, 2015 has been retrospectively reclassified as a discount to these notes as of December 31, 2015 as further discussed in Note 2. As the maturity date was extended two years in September 2015, the agent fee was increased to 7% of the funded principal amount. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of September 30, 2016, $743,000 of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were originally recorded as deferred financing costs and have been retrospectively reclassified as of December 31, 2015 as a discount to this note and are being amortized to interest expense over the term of the arrangement as further discussed in Note 2.

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

The Company also issued warrants (“Common Stock Warrants”) to the group of lenders to purchase a number of shares of common stock equal to 15% of the funded principal amount of the October 2012 Secured Promissory Notes divided by 70% of the value of common stock in a sale of the Company or a Qualified IPO, with such Common Stock Warrants having an exercise price of 70% of the value of common stock in a sale of the Company or a Qualified IPO. The Common Stock Warrants would be automatically exercised immediately prior to expiration on the earlier to occur of a Qualified IPO or a sale of the Company or the maturity of the October 2012 Secured Promissory Notes. The October 2012 Secured Promissory Notes could be prepaid six months after the initial funding date or earlier if a Qualified IPO or a sale of the Company occurs. As the predominant settlement feature of the Common Stock Warrants is to settle a fixed monetary amount in a variable number of shares, the Common Stock Warrants were accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Accordingly, the Common Stock Warrants were recorded at estimated fair value on their issuance date and were adjusted to their estimated fair value as of each reporting date with the change in estimated fair value recorded as a component of change in estimated fair value of financial instruments in the Company’s consolidated statements of operations. The fair value of the Common Stock Warrants at the date of issuance of $282,000 was recorded as a discount to the October 2012 Secured Promissory Notes and is being amortized to interest expense over the term of the arrangement. Until the effective date of the Company’s initial public offering in August 2013 (“IPO”), the Company estimated the fair value of the Common Stock Warrants using a Probability-Weighted Expected Return Method (“PWERM”) valuation based on unobservable inputs, and, therefore, the Common Stock Warrants were classified as Level 3 liabilities in the fair value hierarchy. Upon closing of the IPO, the exercise price of the Common Stock Warrants was determined to be $8.40 per share and the number of shares to be issued upon exercise of the warrants was no longer variable. As a result of the IPO, the Common Stock Warrants were considered to be indexed to the Company’s stock, and accordingly, the common stock warrants liability was reclassified and included in stockholders’ equity (deficit) during the year ended December 31, 2013.

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

The June 2014 Secured Promissory Note is repayable in monthly payments of $64,390 commencing in July 2014 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of September 30, 2016, the Company had $1,444,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

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

7. Share-Based Plans

As of September 30, 2016, there were 3,056,000 options outstanding, 415,000 restricted stock units outstanding and 1,969,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended September 30, 2016 and 2015, the Company recognized share-based compensation of $698,000 and $736,000, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized share-based compensation of 2,025,000 and $2,921,000, respectively.

During the three and nine months ended September 30, 2016, the Company granted 308,000 and 1,261,000 options at a weighted-average exercise price of $0.91 and $1.12, respectively. During the three and nine months ended September 30, 2016, 8,000 and 45,000 options, respectively, were exercised at a weighted-average exercise price of $1.19 and $0.56 per share, respectively.  During the three and nine months ended September 30, 2015, the Company did not grant any options and no options were exercised.

The following table summarizes the activity of restricted stock units from December 31, 2015 to September 30, 2016 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2015	45	$1.23
Granted	393	0.76
Vested	(81)	1.04
Forfeited	(7)	1.23
Nonvested at September 30, 2016	350	$0.75

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

Litigation

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, the Company, along with certain of its current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al, Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in or traceable to the Company’s August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in the Company’s June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”). In addition to the Company, the initial consolidated complaint names certain of the Company’s current and former officers and directors and the Company’s independent registered public accounting firm as defendants. The initial consolidated complaint alleges violations of the Securities Act of 1933, the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about the Company’s business and prospects, including its financial statements, product revenues and system of internal controls. Plaintiffs contend that such statements caused the Company’s stock price to be artificially inflated. The action includes claims for damages, fees and expenses, including an award of attorneys’ and experts’ fees to the putative class. An amended consolidated complaint was filed on January 11, 2016. On February 4, 2016, the Court approved a stipulation between the parties deferring action pending the outcome of a mediation proceeding, and ordered the parties to provide a status update on May 4, 2016. On March 15, 2016, plaintiffs moved to amend their consolidated complaint to, among other things, assert claims on behalf of all persons who purchased or otherwise acquired MBII securities on the open market between August 1, 2013 and November 10, 2015. On May 4, 2016, plaintiffs, the Company, and certain director and officer defendants jointly submitted a report to the Court noting in part that on April 4, 2016, they had participated in a mediation proceeding and are currently negotiating the terms of a formal stipulation of settlement. On May 25, 2016, the parties executed a final stipulation of settlement.  The stipulation provides for dismissal of the action as to the Company and the officer and director defendants, and a payment by the Company’s insurers of $12.0 million to an escrow account, to be distributed upon order of the court.  That same day, lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. On May 27, 2016, the Court approved Plaintiffs’ motion to amend their consolidated complaint.  On June 1, 2016, Plaintiffs filed their amended consolidated complaint.  At the Court’s request, on June 10, 2016, the settling parties revised the stipulation and papers in support of preliminary approval to reflect the amended consolidated complaint, and on June 16, 2016, refiled for preliminary approval of the settlement.  On July 8, 2016, the Court granted preliminary approval of the class action settlement.  The settlement is subject to notice to the class and further court approval at a final fairness hearing scheduled on September 22, 2016.  On September 27, 2016, after holding a final fairness hearing, the Court granted final approval of the settlement. The Company did not incur a loss in connection with settlement of this matter in light of applicable insurance coverage.

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

9. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. Debt due to related parties as of September 30, 2016 was $36,377,000, net of unamortized debt discount of $3,623,000. The fair value of the Company’s debt due to related parties was $36,800,000 as of September 30, 2016, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25%, and is classified as Level 3 within the fair value hierarchy. Accrued interest due to related parties as of September 30, 2016 was $813,000.

The August 2015 Senior Secured Promissory Notes contain customary covenants. In addition, from the date of the agreement through May 31, 2016, these notes contained the contractual obligation to maintain cash and cash equivalents of at least $15,000,000.  On May 31, 2016, the terms of the August 2015 Secured Promissory Notes were amended to remove this minimum cash balance requirement. From the date of the agreement through May 31, 2016, $15,000,000 was recorded as restricted cash and included in non-current assets.

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

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of September 30, 2016, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

The Tremont Group, Inc.

Les Lyman, a former member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. In January 2016, Les Lyman resigned from the Company’s board of directors effective January 4, 2016. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to January 4, 2016 were not included in related party revenues, and no revenues were recognized for such sales during the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, related party revenue of $97,000 and $479,000, respectively, was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by the Tremont Group, Inc. during the period. As of December 31, 2015, the Company had recorded current deferred cost of product revenues of $79,000 and current deferred product revenues of $168,000 relating to product sold to The Tremont Group, Inc. where title transferred but the criteria for revenue recognition has not been met.

10. Subsequent Events

Compliance with Nasdaq Listing Requirements

On October 3, 2016, the Company received a letter from The NASDAQ Stock Market LLC (“Nasdaq”) that the Company has regained compliance with the applicable requirements for continued listing on The Nasdaq Capital Market and that the Nasdaq Hearings Panel has accordingly determined to continue listing the Company’s common stock on The Nasdaq Capital Market.

Amended Secured Promissory Notes

On November 11, 2016, the Company entered into a Third Amendment to the Loan Agreement (the “Amendment”) with Gordon

Snyder, an individual, as administrative agent for the Lenders (defined below) (the “Snyder Agent”). The Amendment amends the

Loan Agreement dated as of October 2, 2012 (as amended by that certain Amendment and Consent dated as of April 10, 2013 and that certain Omnibus Amendment to Loan Agreement dated as of August 19, 2015), by and among the Company, the lenders party thereto

(the “Lenders”) and the Snyder Agent (the “Snyder Loan Agreement”). The Amendment resulted in (i) a decrease of the interest rate to 14% effective November 1, 2016 for the remaining term of the notes; (ii) an extension of the maturity date by one year to October 2, 2018; (iii) an agreement by the Snyder Agent to enter into an intercreditor agreement, on behalf of itself and the Lenders, with a third party lender pursuant to which the Snyder Agent would subordinate its lien in the Company’s accounts receivable and inventory to the new lien of the third party lender in such collateral; and (iv) the Company’s delivery to the Snyder Agent warrants in the name of each Lender to purchase 10 shares of the Company’s common stock for each $1,000 of principal outstanding under the loans by each such Lender, for a total of 124,500 shares subject to the warrants, at an exercise price of $2.38 per share.

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

Although our long-term, global vision for our business and our commitment to that vision remain fundamentally unchanged, because of the challenges we faced in 2014 and 2015, we did not achieve significant growth in sales of our products during those years, which has resulted in an increase in inventory write-offs, higher proportional levels of operating expenses, increases in cost of product revenues and decreases in product margins. For the first nine months of 2016, we have achieved significant growth in revenues and gross profit.  Also, in response to the business challenges reflected in our financial results for recent periods, we have implemented a prioritization plan that focuses our resources on continuing to improve and promote our commercially available products, advancing product candidates that are expected to have the greatest impact on near-term growth potential and expanding international presence and commercialization. Our goal has been to reduce expenses, to conserve cash and improve operating efficiencies, to extract greater value from our products and product pipeline and to improve our communication to and connection with the global sustainability movement that is core to our cultural values.

In connection with this strategy, we have significantly reduced overall headcount, and built a new sales and marketing organization with improved training and a better ability to educate and support customers in specialty crop markets, as well as providing our product development staff with greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. For markets other than high-value specialty crops, such as row crops and seed treatments, we are continuing to expand our network of distribution partners with extensive sales organizations that can facilitate expansion of our products further into these markets.  For example, in June 2016, we signed an agreement with Koch Agronomic Services to distribute Regalia brands for row crops in the United States and Canada and in August 2016, we signed an agreement with Albaugh, LLC to develop and market one of our microbial products, a proprietary microbial biopesticide with insecticidal and nematicidal properties, for seed treatment applications. For international markets we are focusing on regional and national distributors operating in countries that present a significant opportunity for near-term revenue generation. In addition, our research and development efforts are now focused on supporting existing commercial products with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. Accordingly, while we believe that we have developed a robust pipeline of novel product candidates, we are currently limiting our internal efforts to four promising product candidates. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe collectively, these measures, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

We sell our crop protection products to leading agrichemical distributors while also working directly with growers to increase existing and generate new product demand. To date, we have marketed our bio-based pest management and plant health products for agricultural applications to U.S. growers, through distributors and our own sales force, and we have focused primarily on high value specialty crops such as grapes, nuts, berries, tomatoes and leafy greens and recently in row crops through partners. A large portion of our sales are currently attributable to conventional growers who use our bio-based pest management products either to replace conventional chemical pesticides or enhance the efficacy of their Integrated Pest Management (IPM) programs. In addition, a portion of our sales are attributable to organic farmers who cannot use conventional pesticides and have few alternatives for pest management. As we continue to demonstrate the efficacy of our bio-based pest management and plant health products on new crops or for new applications, we may either continue to sell our products through our in-house sales force or collaborate with third parties for distribution to select markets.

Although we have historically sold a significant majority of our products in the United States, expanding our international presence and commercialization is an important component of our growth strategy. Regalia, Venerate and Grandevo are currently available in select international markets under distribution agreements with major agrichemical companies. Going forward, our plan is to focus first on countries where we can gain the fastest registration approval to permit product launches while also pursuing key countries and regions with the largest and fastest growing biopesticide and plant health product markets for specialty crops and selected row crops. We are working with regional or national distributors in key countries who have brand recognition and established customer bases and who can conduct field trials and grower demonstrations and lead or assist in regulatory processes and market development.

We currently market our water treatment product, Zequanox directly to a selected group of U.S. power and industrial companies. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale. We are seeking sales and distribution partners for in-pipe and open water uses, and are currently in discussions with large water treatment companies to further develop Zequanox and expand it commercially. In addition, we continue to work with state, federal and bi-national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox from in-pipe treatments is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost, and environmental impact, of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals. Sales of Zequanox have also remained lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis), the unique nature of the treatment approach for each customer based on the extent of the infestation, the design of the facility, and our prioritization of our crop protection business.

Although our initial EPA-approved master labels cover our products’ anticipated crop-pest use combinations, we launch early formulations of our pest management and plant health products to targeted customers under commercial labels that list a limited number of crops and applications that our initial efficacy data can best support. We then gather new data from experiments, field trials and demonstrations, gain product knowledge and get feedback to our research and development team from customers, researchers and agricultural agencies. Based on this information, we enhance our products, refine our recommendations for their use in optimal IPM programs, expand our commercial labels and submit new product formulations to the EPA and other regulatory agencies. For example, we began sales of Regalia SC, an earlier formulation of Regalia, in the Florida fresh tomatoes market in 2008, while a more effective formulation of Regalia with an expanded master label, including listing for use in organic farming, was under review by the EPA. In 2011, we received EPA approval of a further expanded Regalia master label covering hundreds of crops and various new uses for applications to soil and through irrigation systems, and we recently expanded sales of Regalia in large-acre row crops as a plant health product, in addition to its beneficial uses as a fungicide. In January 2016, we launched a new formulation of Regalia that no longer contains a solvent that is difficult to source and may experience future regulatory restrictions. This new formulation of Regalia disperses better in water and is easier to mix and rinse from containers and spray equipment. In addition, in June 2016, we launched a new formulation of Grandevo, Grandevo WDG, which offers improved handling and better, more convenient packaging. The water dispersible granule mixes easily in spray tanks with no dust or foam, which saves applicators valuable time to the field. Similarly, ongoing field development research on the microbe used in Venerate, one of our insecticide products, led to our October 2015 registration of Majestene as a nematicide. We believe we have opportunities to broaden the commercial applications and expand the use of our existing products lines to help drive significant growth for our company.

Our revenues were $3.6 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively. Our revenues were $11.4 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively. Current deferred product revenues were $2.8 million and $2.6 million as of September 30, 2016 and 2015, respectively, representing a $0.1 million increase and a $0.6 million decrease from December 31, 2015 and 2014, respectively. Customer deposits of $0.9 million as of September 30, 2016 are included in the calculation of deferred revenue but excluded from current deferred product revenues. There were no customer deposits as of December 31, 2015. Our product shipments were $3.1 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively. In addition, our product shipments were $11.2  million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively. Our revenues, current deferred product revenues and product shipments have risen as growers have adopted our products and have used our products on an expanded number of crops and as we have introduced new products to the market.

We generate our revenues primarily from product sales, which have historically been principally attributable to sales of our Regalia and Grandevo product lines, but which also included sales of Venerate, Majestene, and Bio-Tam 2.0 in the first nine months of 2016. Product sales have been affected in recent years by various factors, including principally the departure of our former chief operating officer and significant members of our sales staff in the third quarter of 2014, and subsequent turnover in our sales and marketing departments. Further, we believe that following the announcement of the matters relating to our recent restatement, some customers and potential customers were reluctant to do business with us until after we had reached a settlement with the SEC, which was achieved in February 2016, and we believe competitors had been able to take advantage of these circumstances. In addition, we believe concerns regarding our ability to continue operations has impacted our ability to grow more robustly. Going forward, we believe our revenues will largely be impacted by weather, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.1 million for each of the three months ended September 30, 2016 and 2015. For each of the nine months ended September 30, 2016 and 2015, we recognized $0.3 million and $0.2 million, respectively, from these distribution agreements.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
For the three months ended September 30,
2016	25%	6%
2015	41%	13%
For the nine months ended September 30,
2016	30%	6%
2015	32%	5%

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $2.5 million and $2.3 million for the three months ended September, 2016 and 2015, respectively. Cost of product revenues included $0.1 million of cost of product revenues to related parties for the three months ended September 30, 2015. Our cost of product revenues was $7.9 million and $7.3 million for the nine months ended September, 2016 and 2015, respectively. Cost of product revenues included $0.2 million of cost of product revenues to related parties for the nine months ended September 30, 2015. There was no cost of product revenues to related parties for the three and nine months ended September 30, 2016. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, which has increased in recent years, and, beginning in 2014, under-absorbed costs at our manufacturing plant when the manufacturing plant was placed into service. We have seen our costs of product revenues related to under-absorbed costs of our manufacturing plant decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene and Zequanox and introduce new products to the market. Our costs related to write downs of inventory are expected to fluctuate based on increased volume of manufacturing and reliance on third party manufacturing services in the production of finished goods inventory. Our cost of product revenues has trended downward as a percentage of total revenues primarily due to favorable changes in product mix, based on margins the introduction of new products, and the growth of overall revenues, which also allows for better absorption of overhead costs and the realization of better production efficiencies.  We expect to see a gradual increase in gross margin over the life cycle of each of our products as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and under-absorbed costs of our manufacturing plant until overall volume in the plant stabilizes at its optimum utilization levels, and/or we experience similar issues related to our third party manufacturing partners. We also expect fluctuation in margins on a quarterly basis due to variations in the yield and efficacy of various individual batches of production until volumes get to a level that average out individual variances.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses. For the three months ended September 30, 2016 and 2015, these costs were $2.7 million and $3.4 million, respectively. For the nine month period ended September 30, 2016 and 2015, these costs amounted to $7.3 million and $10.2 million, respectively. We have reduced the size of our research and development staff compared to prior periods and have reduced costs spent on various research and development and patent efforts as part of our efforts to streamline business operations and focus on our pipeline product priorities. However, we have made, and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward improving our processes and formulations of commercial products and the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $3.8 million and $5.3 million for the three months ended September 30, 2016 and 2015, respectively. These costs were $13.8 million and $20.6 million for the nine months ended September 30, 2016 and 2015, respectively. In connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. For the three months ended September 30, 2016, we received insurance proceeds or commitments from our insurance providers in excess of financial restatement-related billings expensed to date. As the proceeds received or to be received during the three months ended September 30, 2016 were greater than the expenses incurred during the period ended, we recognized a benefit of $0.7 million during the period related to these expenses. For the nine months ended September 30, 2016, we received insurance proceeds or commitments from our insurance providers in excess of expenses during the period of $0.1 million. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded an expense for $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 to accrue its estimate of the penalties arising from such enforcement action.

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

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues, not including related party revenues, constituted 98% and 93% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Product revenues, not including related party revenues, constituted 98% and 91% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. Product revenues in the United States, not including related party revenues, constituted 92% and 88% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Product revenues in the United States, not including related party revenues, constituted 95% and 86% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; for example, in instances where “inventory protection” arrangements were historically offered to a particular distributor, that permitted these distributors to return to the Company certain unsold products, we consider the arrangement even with these distributors not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. For the three months ended September 30, 2016 and 2015, 44% and 68%, respectively, and for the nine months ended September 30, 2016 and 2015, 47% and 53%, respectively, of product revenues, not including related party revenues were recognized on a sell-through basis.

If cash is received from customers related to delivered product that may not represent a true sale, it is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For of the three months ended September 30, 2016 and 2015, license revenues constituted 2% and 3%, respectively, of total revenues. For the nine months ended September 30, 2016 and 2015, license revenues constituted 2% and 3%, respectively, of total revenues. As of September 30, 2016, we had received an aggregate of $3.9 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of product revenues. Les Lyman, a former member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 has not been included in related party revenues. For the three and nine months ended September 30, 2015, related party revenues constituted 4% and 6% of total revenues, respectively. For the three and nine months ended September 30, 2015 100% of related party revenues, were recognized on a sell-through basis. There was no revenue recognized to related parties for the three and nine months ended September 30, 2016.

Product Shipments

We believe that product shipments is a useful measure of our sales that illustrates the value of our product shipment volumes in a given period. As certain of our product revenues are recognized on a “sell-in” basis while others are recognized on a “sell-through” basis, we believe product shipments facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business. We define product shipments as product revenues, plus related party product revenues related to product shipments, plus, or minus, the incremental amount of deferred revenues accrued during the applicable period from the shipment of products. This calculation specifically excludes changes in deferred revenue related to license revenues and customer deposits.

Cost of Product Revenues and Gross Profit

Cost of product revenues consists principally of the cost of raw materials, including inventory costs and third-party services related to procuring, processing, formulating, packaging and shipping our products. As we have used our Bangor, Michigan manufacturing plant to produce certain of our products, cost of product revenues includes an allocation of operating costs including direct and indirect labor, productions supplies, repairs and maintenance, depreciation, utilities and property taxes. The amount of indirect labor and overhead allocated to finished goods is determined on a basis presuming normal capacity utilization. Operating costs incurred in excess of production allocations, considered under-absorbed costs, are expensed to cost of product revenues in the period incurred rather than added to the cost of the finished goods produced. Cost of product revenues may also include charges due to inventory adjustments and provision for inventory reserves. In addition, costs associated with license revenues have been included in cost of product revenues as they have not been significant. Gross profit (loss) is the difference between total revenues and total cost of product revenues. Gross margin is gross profit (loss) expressed as a percentage of total revenues.

We have entered into in-license technology agreements with respect to the use and commercialization of three of our commercially available product lines, Regalia, Grandevo and Zequanox, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The licensed patents for Regalia and Zequanox will expire in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. After the termination of these provisions, we have the right to continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including allowed and issued patents and pending patent applications related to Regalia, Grandevo and Zequanox, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we have experienced and may further experience near-term downward pressure on overall gross margins as we expand sales of Grandevo, Venerate and Zequanox and when we introduce new products. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix, average selling prices, weather conditions impacting planting calendars, and seasonality inherent in the business.

In July 2012, we acquired a manufacturing facility, which we repurposed for our manufacturing operations. We began full-scale manufacturing using this facility in 2014. We continue to use third party manufacturers for Venerate and Majestene and for spray-dried powder formulations of Grandevo and Zequanox. Gross margins at this facility have in recent periods improved as sales volumes have recovered leading to reductions in overhead and under-absorbed costs charges from our facility.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, wages, benefits and share-based compensation, related to our executive, sales, marketing, finance and human resources personnel, as well as professional fees, including legal and accounting fees, and other selling costs incurred related to business development and to building product and brand awareness. We create brand awareness through programs such as speaking at industry events, trade show displays and hosting local-level grower and distributor meetings. In addition, we dedicate significant resources to technical marketing literature, targeted advertising in print and online media, webinars and radio advertising. Costs related to these activities, including travel, are included in selling expenses. Our administrative expenses had increased in recent periods primarily as a result of becoming a public company and incurring significant costs in connection with the Audit Committee’s independent investigation and subsequent restatement of our financial statements.

We expect our selling expenses to fluctuate in the near-term, both in absolute dollars and as a percentage of total revenues, as revenues fluctuate due to seasonality, and as we implement our sales strategy. For the three months ended September 30, 2016, we received insurance proceeds or commitments from our insurance providers in excess of financial restatement-related billings expensed to date. As the proceeds received or to be received during the three months ended September 30, 2016 were greater than the expenses incurred during the period ended, we recognized a benefit of $0.7 million during the period related to these expenses. For the nine months ended September 30, 2016, we received insurance proceeds or commitments from our insurance providers in excess of expenses during the period of $0.1 million. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded an expense for $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 to accrue our estimate of the penalties arising from such enforcement action.

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In August 2015, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million with a fixed interest rate and warrants to purchase up to 4.0 million shares of our common stock for aggregate consideration of $40.0 million. In connection with the aforementioned transaction, in August 2015, we amended the October 2012 and April 2013 Secured Promissory Notes. As a result of the amendment, interest on the loans was accrued at a rate of 12% per annum until September 1, 2015, and thereafter is accrued at a rate of 18% per annum. On November 11, 2016 we again amended the October 2012 and April 2013 Secured Promissory Notes resulting in a decrease of the interest rate to 14%  effective November 1, 2016 for the remaining term of the notes, and also issued warrants to purchase 124,500 shares of our common stock.

We have also acquired equipment under capital leases which results in interest expense over the lease term. Our capital lease obligations were $1.1 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2016, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations and other financial and operating data:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Revenues:
Product	$3,549	$2,295	$11,083	$7,160
License	85	83	269	249
Related party	—	97	—	479
Total revenues	3,634	2,475	11,352	7,888

Cost of product revenues, including cost of product revenues to related parties of $0 and $53 for the three months ended

   September 30, 2016 and 2015, respectively and $0 and $248 for the nine months ended September 30, 2016 and 2015,

respectively	2,493	2,340	7,880	7,332
Gross profit	1,141	135	3,472	556
Operating Expenses:
Research, development and patent	2,662	3,442	7,297	10,192
Selling, general and administrative	3,754	5,317	13,796	20,615
Total operating expenses	6,416	8,759	21,093	30,807
Loss from operations	(5,275)	(8,624)	(17,621)	(30,251)
Other income (expense):
Interest income	8	14	33	29
Interest expense	(755)	(687)	(2,264)	(2,015)
Interest expense to related parties	(1,099)	(501)	(3,265)	(501)
Other income (expense), net	(81)	(1)	(144)	40
Total other expense, net	(1,927)	(1,175)	(5,640)	(2,447)
Loss before income taxes	(7,202)	(9,799)	(23,261)	(32,698)
Income taxes	—	—	—	—
Net loss	$(7,202)	$(9,799)	$(23,261)	$(32,698)
Product Shipments	$3,097	$1,799	$11,151	$6,456

(1)

Includes cost of product revenues to related parties of $53 and $248 for the three and nine months ended September 30, 2015, respectively. There were no cost of product revenues to related parties of for the three and nine months ended September 30, 2016. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1—“Financial Information” for further discussion.

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

The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Product revenues	$3,549	$2,295	$11,083	$7,160
Related party revenues(a)	—	97	—	479
Change in deferred product revenue(b)	(452)	(593)	68	(1,183)
Product shipments	$3,097	$1,799	$11,151	$6,456

(a)	Related party revenues only consist of product sales for these periods and are not related to license revenues.
(b)

Change in deferred product revenue is defined as the increase in the amount of deferred product revenues accrued during the applicable period, less prior deferred product revenues recognized during the applicable period, excluding the change in deferred revenue associated with license fees and customer deposits. For the three months ended September 30, 2016 and 2015, deferred license revenues decreased $85,000 and $83,000, respectively, and $269,000 and $249,000 for the nine months ending September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, customer deposits included in deferred revenues were $923,000 and $0, respectively.

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Revenues:
Product	98%	93%	98%	91%
License	2	3	2	3
Related party	—	4	—	6
Total revenues	100	100	100	100
Cost of product revenues, including cost of product revenues to related parties of $0 and $53 for the three months ended September 30, 2016 and 2015, respectively and $0 and $248 for the nine months ended September 30, 2016 and 2015, respectively (1)	69	95	69	93
Gross profit	31	5	31	7
Operating Expenses:
Research, development and patent	73	139	64	129
Selling, general and administrative	103	215	122	261
Total operating expenses	176	354	186	390
Loss from operations	(145)	(349)	(155)	(383)
Other income (expense):
Interest income	—	1	—	-
Interest expense	(21)	(28)	(20)	(26)
Interest expense to related parties	(30)	(20)	(29)	(6)
Other income (expense), net	(2)	-	(1)	1
Total other expense, net	(53)	(47)	(50)	(31)
Loss before income taxes	(198)	(396)	(205)	(414)
Income taxes	—	—	—	-
Net loss	(198)%	(396)%	(205)%	(414)%

(1)

Includes cost of product revenues to related parties of 2% and 3% for the three and nine months ended September 30, 2015. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1—“Financial Information” for further discussion.

Comparison of Three Months Ended September 30, 2016 and 2015

Product Revenues

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Product revenues	$3,549	$2,295
% of total revenues	98%	93%

Product revenues increased by $1.3 million, or 55%, primarily due to an increase of $1.3 million in product shipments. Product revenues increased during the current period as demand was driven by continued acceptance of the Company’s products in the marketplace, as well as due to the introduction of Majestene.

License Revenues

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
License revenues	$85	$83
% of total revenues	2%	3%

License revenues related to certain strategic collaboration and distribution agreements  were flat for the period ended September 30, 2016 as compared to September 30, 2015.

Related Party Revenues

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Related party revenues	$—	$97
% of total revenues	—%	4%

Related party revenues decreased by $0.1 million, or 100%. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 has not been included in related party revenues. There were no related party revenues during the three months ended September 30, 2016.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Cost of product revenues	$2,493	$2,340
% of total revenues	69%	95%
Gross profit	1,141	135
% of total revenues	31%	5%

Cost of product revenues increased by $0.2 million, or 7%, and gross profit increased by $1.0 million. Gross margins increased from 5% to 31%. Cost of product revenues as a percentage of revenue declined sharply, as production efficiencies related to increased sales volume and favorable mix were realized during the quarter. Gross margins increased primarily due to favorable product mix during the quarter ended September 30, 2016, as well as the introduction of Majestene during 2016. In addition, improved plant utilization, and better production efficiencies related to higher shipment volumes were realized during the quarter ended September 30, 2016.  Improved plant utilization resulted in a decrease of $0.5 million in under-absorbed operating costs that were recorded to the manufacturing plant as costs of revenues and not capitalized into inventory in 2015.

Research, Development and Patent Expenses

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Research, development and patent	$2,662	$3,442
% of total revenues	73%	139%

Research, development and patent expenses decreased by $0.8 million, or 23%, primarily due to a decrease of $0.2 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, $0.5 million decrease in direct expenses and outside services due to a reduction in field test costs and regulatory field trials, and $0.1 million related to fixed costs, primarily depreciation.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Selling, general administrative expenses	$3,754	$5,317
% of total revenues	103%	215%

Selling, general and administrative expenses decreased by $1.6 million or 29%, primarily due to a $1.5 million decrease in outside services, the result of lower legal fees, audit and tax fees, and consulting fees, most significantly due to activities as a result of the restatement and related investigation and litigation, conducted during 2015. In addition, employee-related expenses were lower by $0.3 million primarily due to lower salaries, and wages. The decrease was partially offset by an increase in public company expenses of $0.1 million, and an increase of $0.1 million in travel expenses.

Other Expense, Net

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Interest income	$8	$14
Interest expense	(755)	(687)
Interest expense to related parties	(1,099)	(501)
Other income (expense) net	(81)	(1)
	$(1,927)	$(1,175)

Interest expense increased by $0.7 million, or 56%, primarily due to an increase in the interest rate on the October 2012 and April 2013 Secured Promissory Notes as documented in Note 6. The increase in the interest rates on these notes was effective September 1, 2015. In addition, related party interest expense increased because the Company borrowed an additional $40 million from a related party at 8% and issued warrants as documented in Note 9. The Company also recognized a $0.1 million increase in other expenses primarily due to write-downs on the value of certain equipment.

Comparison of Nine Months Ended September 30, 2016 and 2015

Product Revenues

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Product revenues	$11,083	$7,160
% of total revenues	98%	91%

Product revenues increased by $3.9 million, or 55%, primarily due to an increase in product shipments of $4.7 million. Increased product shipments were offset by $0.7 million less in deferred revenue recognized during the nine months ended September 30, 2016 as compared to the period ended September 30, 2015. Product revenues increased during the current period as demand was driven by continued acceptance of the Company’s products in the marketplace, as well as due to the introduction of Majestene.

License Revenues

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
License revenues	$269	249
% of total revenues	2%	3%

License revenues related to certain strategic collaboration and distribution agreements were flat for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Related Party Revenues

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Related party revenues	$—	$479
% of total revenues	—%	6%

Related party revenues decreased by $0.5 million, or 100%.  In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 has not been included in related party revenues. There were no related party revenues during the nine months ended September 30, 2016.

Cost of Product Revenues and Gross Profit

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Cost of product revenues	$7,880	$7,332
% of total revenues	69%	93%
Gross profit	3,472	556
% of total revenues	31%	7%

Cost of product revenues increased by $0.5 million, or 7%, and gross profit increased by $2.9 million, or 524%.  Gross margins increased from 7% to 31%. Improved production efficiencies related to significantly increased sales volume and favorable mix were realized during the first nine months of 2016. Gross margins increased primarily due to improved plant utilization, and better production efficiencies related to higher shipment volumes, as well as favorable product mix of higher average selling price products. Improved production efficiencies at the Company’s manufacturing plant resulted in a decrease of $1.4 million of under-absorbed manufacturing costs for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Research, Development and Patent Expenses

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Research, development and patent	$7,297	$10,192
% of total revenues	64%	129%

Research, development and patent expenses decreased by $2.9 million, or 28%, primarily due to a decrease of $1.3 million in employee related expenses, which consisted primarily of salaries, wages and share-based compensation, due to a reduction in headcount, and a decrease of $1.2 million in direct testing, field trials and materials. In addition, there was a reduction of $0.2 million in fixed costs, primarily related to depreciation, and $0.1 million in outside services.

Selling, general and administrative

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Selling, general administrative expenses	$13,796	$20,615
% of total revenues	122%	261%

Selling, general and administrative expenses decreased $6.8 million, or 33% primarily as a result of reduced outside services, accounting, consulting, and legal fees related to the Audit Committee’s independent investigation, the subsequent restatement of our financial statements and litigation of $5.8 million, a $1.4 million decrease in employee related expenses, primarily salaries and equity-based compensation. These reductions were offset by increases in fixed and general expenses of $0.2 million, primarily related to public company expenses, depreciation, and travel.

Other Expense, Net

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Dollars in thousands)
Interest income	$33	$29
Interest expense	(2,264)	(2,015)
Interest expense to related parties	(3,265)	(501)
Other income (expense) net	(144)	40
	$(5,640)	$(2,447)

Total interest expense increased $3.0 million, or 120%, primarily due to related party interest expense which increased because the Company borrowed an additional $40 million from a related party at 8% and issued warrants as documented in Note 9. In addition, there was an increase in the interest rate on the October 2012 and April 2013 Secured Promissory Notes. This interest rate was associated with the extension of their maturity as documented in Note 6. The Company also recognized a $0.1 million increase in other expenses primarily due to write-downs on the value of certain equipment.

Seasonality and Quarterly Results

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations and products and our recognition of revenue on both a “sell-in” and “sell-through” basis, depending on the transaction. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products. Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications, and the California drought in 2015 and the Northeast U.S. drought in 2016 affected fungicide sales. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

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

As of September 30, 2016, our cash and cash equivalents totaled $16.0 million, and we had additional $3.0 million of restricted cash that we are contractually obligated to maintain in accordance with our debt agreements, which are discussed further below. Unless Five Star Bank extends its waiver of the applicable covenant, or we enter into strategic agreements that include significant cash payments upfront, significantly increase revenues from sales or raise additional capital through the issuance of equity, we will exceed the maximum debt-to-worth requirement under our promissory note to them upon the expiration of the current waiver on December 31, 2016. As of September 30, 2016, we had an accumulated deficit of $226.8 million, and we estimate that we will continue to incur losses, which will further increase our accumulated deficit. Based on this cash on hand and the Company’s expectation that it will continue to incur significant operating losses, the Company does not have the capital to finance operations for the next twelve months. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, enter into strategic agreements that include significant cash payments upfront and/or raise additional capital. There is no assurance that we will be able to obtain waivers of our debt covenants or raise capital, or if we are able to raise capital, that it will be on favorable terms. Adequate funds for these and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales and product development activities, further reduce operating expenses and/or reduce capital investment. We incorporated additional information regarding risks related to our capital and liquidity described in Part I— Item 1A— “Risk Factors”, in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015.

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of September 30, 2016, we had received an aggregate of $3.9 million in payments under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

We had the following debt arrangements in place as of September 30, 2016, in each case as discussed below (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	18.00%	$12,637	Monthly(4)/October 2017
Promissory Note (2)	5.50%	9,452	Monthly/June 2036
Promissory Notes (3)	8.00%	40,813	Biannually(5)/August 2020

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	Monthly payments are interest only until maturity.
(5)	In November 2016, the maturity date was extended to October 2018.
(6)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.

October 2012 and April 2013 Secured Promissory Notes

In October 2012, we completed the sale of promissory notes in the aggregate principal amount of $7.5 million to twelve lenders in a private placement. In addition, in April 2013, we completed the sale of an additional $4.95 million of promissory notes to ten lenders in a private placement under an amendment to the note purchase agreement in exchange for $3.7 million in cash and $1.25 million in cancellation of indebtedness under a previously outstanding convertible note. In August 2015, the terms of the notes were amended, resulting in an increase in the interest rate to 18% effective September 1, 2015. In addition, in accordance with terms of the notes whereby the maturity date may be extended for a period of two years from the original maturity date of October 2015, we provided a written notice in September 2015 to extend the maturity date to October 2017. In November 2016, the terms of the notes were amended again, resulting in a decrease of the interest rate to 14% effective November 1, 2016 for the remaining term of the notes and an extension of the maturity date to October 2018.

On November 11, 2016, the October 2012 and April 2013 Secured Promissory Notes were amended resulting in a decrease of the interest rate to 14% effective November 1, 2016 for the remaining term of the notes. In the event of default, interest on the unpaid principal balance would accrue at a rate of 18% per annum.  Any lender may, at its request, defer all interest due, in which case such interest would accrue and be paid on the maturity date.  In addition, pursuant to the amendment, the maturity date was extended to October 2, 2018 and we may prepay the outstanding balance in whole or in part, provided we pay a prepayment premium equal to 14% of the outstanding principal amount being prepaid.  In the event of a sale of the Company whereby we choose to prepay in full the outstanding balance, in lieu of the prepayment premium described above, a prepayment premium  equal to either (i) if such prepayment date shall occur more than a year before the maturity date, an amount equal to interest on the unpaid principal balance at a rate per annum equal to 7% for an interest period of a year of 360 days, or (ii) if such prepayment date shall occur less than a year before the maturity date, an amount equal to interest on the unpaid principal amount at a rate per annum equal to 7% for an interest period consisting of the number of days from and including the prepayment date to but excluding the maturity date.

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

June 2014 Secured Promissory Note

In June 2014, we borrowed $10.0 million pursuant to a business loan agreement and promissory note with Five Star Bank which bears interest at prime rate plus 2% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount. As of September 30, 2016, the interest rate was 5.50%.

The June 2014 Secured Promissory Note is repayable in current monthly payments of approximately $66,000. Payments commenced in July 2014, with the final payment due in June 2036. Certain of our deposit accounts and our subsidiary’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the lender of $1.6 million, which was recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds from the loan were used for construction of the manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of September 30, 2016, we had $1.4 million remaining in this construction-related restricted deposit account, which was recorded as restricted cash included in current assets.

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

August 2015 Senior Secured Promissory Notes

On August 20, 2015, we issued and sold senior secured promissory notes to three affiliated lenders in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. The notes contained customary covenants.   In addition from the date of the agreement through May 31, 2016, these notes contained the contractual obligation to maintain cash and cash equivalents of at least $15 million.  On May 31, 2016, the terms of the August 2015 Secured Promissory Notes were amended. This amendment terminated the requirement that we maintain a $15 million minimum cash balance.  From the date of the agreement through May 31, 2016, $15 million was recorded as restricted cash and included in non-current assets.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
	(Unaudited)
Net cash used in operating activities	$(18,350)	$(28,679)
Net cash used in investing activities	(169)	(1,489)
Net cash used in financing activities	14,694	22,681
Net decrease in cash and cash equivalents	$(3,825)	$(7,487)

Cash Flows from Operating Activities

Net cash used in operating activities of $18.4 million during the nine months ended September 30, 2016 primarily resulted from our net loss of $23.3 million which was partially offset by certain non-cash charges consisting of share-based compensation of $2.0 million, depreciation and amortization of $1.7 million, $1 million of non-cash interest expense, and $0.1 million in cash provided by operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $0.2 million during the nine months ended September 30, 2016 that primarily resulted from purchases of property, plant and equipment to support our operations.

Net cash used in investing activities of $1.5 million during the nine months ended September 30, 2015 primarily resulted from $1.5 million used for the purchase of property, plant and equipment to support growth of our operations.

Cash Flows from Financing Activities

Net cash provided by financing activities of $14.7 million during the nine months ended September 30, 2016 consisted primarily of the reclassification of $15.4 million in restricted cash to cash and equivalents. Sees Note 6 and 9 for further discussion.  This was partially offset by cash used in financing activities of as a result of payments under capital leases of $0.5 million and payments under  debt obligations of $0.2 million.

Net cash provided by financing activities of $22.7 million during the nine months ended September 30, 2015 consisted primarily of $39.7 million in proceeds from the issuance of debt due to related parties, net of financing costs. This was offset by $0.4 million in payments on our debt, $1.6 million in payments on our capital lease obligations and $15.0 million of restricted cash relating to the debt due to related parties.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

	TOTAL	2016	2017-2018	2019-2020	2021 AND BEYOND
	(Unaudited)
Operating lease obligations	$2,765	$252	$1,898	$615	—
Debt and capital leases	62,989	274	23,918	30,628	8,169
Interest payments relating to debt and capital leases	19,377	2,311	8,934	4,083	4,049
Total	$85,131	$2,837	$34,750	$35,326	$12,218

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

Since September 30, 2016, we have not added any additional leases that would qualify as operating leases.

On November 11, 2016, the Company entered into the Amendment, which decreased the interest rate under the Snyder Loan Agreement to 14% effective November 1, 2016 and extended the maturity date by one year to October 2, 2018, resulting in a decrease in the total contractual obligations due in 2017 of $12.5 million and an increase in the total contractual obligations due in 2018 of $12.5 million.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2016 and 2015.

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

Interest Rate Risk

We had cash and cash equivalents of $16.0 million as of September 30, 2016, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

We are an early stage company with a limited number of commercialized products. We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. As of September 30,  2016 and December 31, 2015 and 2014, we had an accumulated deficit of $226.8 million, $203.6 million and $159.8 million, respectively. For the nine months ended September 30, 2016 and the years ended December 31, 2015, 2014 and 2013, we had a net loss attributable to common stockholders of $23.3 million, $43.7 million, $51.7 million and $32.6 million, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability, and we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through September 30, 2016, we have derived substantially all of our revenues from sales of Regalia, Venerate, Grandevo and Majestene. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, as well as our ability to increase sales of Regalia, Venerate, Grandevo and Majestene and to introduce new products. An investor in our stock should consider the challenges, expenses and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of Regalia, Grandevo, Zequanox, Venerate, Majestene and other products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of Regalia, Grandevo, Zequanox, Venerate and Majestene, and other product candidates. We expect to incur additional losses for the foreseeable future, including at least the next several years, and may never become profitable.

There is uncertainty about our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our cash and cash equivalents were $16.0 at September 30, 2016, compared with $19.8 at December 31, 2015. Based on this cash on hand and our expectation to continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months.

Management believes that we have access to capital resources through increased possible public or private equity offerings, debt financings, strategic collaborations involving significant up-front cash payments or other means. In addition, we continue to explore opportunities to strategically monetize our product pipeline, through potential distributor arrangements and licensing transactions, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity offerings and debt financings, although no assurance can be provided that we will continue to be successful in the future. Although management believes that significant on-going operating expenditures will be necessary to successfully implement our present business plan, if we are unable to raise sufficient capital, we may be forced to implement significant cost cutting measures and refocus our business as early as the first quarter of 2017.

In addition, although under a promissory note with Five Star Bank our lender has waived a requirement to remain below a maximum debt-to-worth ratio under this agreement through December 31, 2016, we expect that immediately after this waiver has expired, if we do not arrange an extension of the current waiver, we will be in violation of this covenant as well. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, would have a material adverse effect upon our business and would likely require us to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, we may be required to seek protection from creditors through bankruptcy proceedings.

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

In our August 2015 private placement transaction, we issued senior secured promissory notes in the initial aggregate principal amount of $40.0 million, which accrue interest at a rate of 8% per annum, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. In June 2014, we borrowed $10.0 million pursuant to a promissory note with a bank, which accrues interest at a variable interest rate, 5.25% per annum as of December 31, 2015, and which is repayable in monthly payments through June 2036. We also completed private placements in October 2012 and April 2013 of promissory notes in the aggregate principal amount of $12.5 million, which, following their amendment in November 2016, now accrue interest at 14% through maturity in October 2018. The debt agreements with respect to these transactions contain various financial and other covenants, as discussed below, and our obligations under the loan agreements are secured by all of our real and personal property assets and general intangibles.

As we expect to continue to incur significant losses until we are able to significantly increase our revenue, we expect to need significant additional financing to meet the financial covenants or pay the principal and interest under our debt agreements, as well as to maintain and expand our business. We may seek additional funds from public or private equity offerings, debt financings, strategic collaborations involving up-front cash payments or other means. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be significantly dilutive to stockholders or, in some cases, require us to seek shareholder approval for the financing, and debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, our existing loan agreements contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment if we incur additional indebtedness and liens and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the debt agreements, which could require us to pay additional prepayment penalties. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

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

If we cannot raise more money when needed, or are unable to use our future working capital, borrowings or equity financing to repay or refinance the amounts outstanding under our debt agreements or to renegotiate our debt arrangements with lenders, we may have to reduce our capital expenditures, scale-back our development of new products, reduce our workforce or license to others products that we otherwise would seek to commercialize ourselves. Any of these eventualities would likely have a material adverse impact on our value and the value of our equity. Further, we may not be able to continue operating if we do not raise new capital or generate sufficient revenue from operations needed to stay in business, and we may be required to seek protection from creditors through bankruptcy proceedings. See Part I—Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.

Our stock price has in the past and may in the future not meet minimum requirements for continued listing on The Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market.

In the past we have received written notifications from Nasdaq informing us that we were not in compliance with certain continued listing requirements of The NASDAQ Stock Market LLC (“Nasdaq”). As previously reported on our Current Report on Form 8-K filed on October 4, 2016, on October 3, 2016 we received notification from Nasdaq that the Company had regained compliance with the applicable requirements for continued listing on the Nasdaq Capital Market and that the Nasdaq Hearings Panel had determined to continue listing our common stock on the Nasdaq Capital Market. Although our common stock has been transferred to the Nasdaq Capital Market and we have regained compliance with all applicable requirements for continued listing on Nasdaq, there can be no assurance that we will maintain compliance with the requirements for listing our common stock on the Nasdaq. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

The restatement of our previously issued financial statements has been time consuming and expensive, and matters relating to or arising from the restatement and material weaknesses in our internal control over financial reporting, including adverse publicity and potential concerns from our customers and prospective customers, regulatory inquiries and litigation matters could continue to have a material adverse effect on our business, financial condition or stock price.

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

As further described in Part II—Item 1—“Legal Proceedings”, we, our current and former executive officers and members of our board of directors have been named as defendants in class action and shareholder derivative lawsuits asserting claims arising out of the subject matter of the Audit Committee’s independent investigation. Our recent settlement of the class action lawsuit was not in excess of our insurance coverage, and thus we did not incur a loss in connection with such settlement. However, there can be no assurances that we will reach any settlements in the shareholder derivative lawsuits, or that such lawsuits will settle on terms anticipated by, or favorable to, the Company, or that we would otherwise prevail in any pending legal proceedings or other litigation. In any such case, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage, or may have additional penalties or other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, results of operations, cash flows or financial condition. In addition, under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify certain current and former officers and directors in relation to these proceedings and actions. Such indemnification may have a material adverse effect on our business, results of operations, cash flows or financial condition to the extent insurance does not cover our costs. In addition, we may not have sufficient coverage under directors’ and officers’ insurance policies, in which case our business, results of operations, cash flows or financial condition may be materially and adversely affected.

As of September 30, 2016, we have incurred over $15.2 million in legal, accounting and other professional fees and costs in connection with the Audit Committee’s independent investigation, financial restatement and related matters (including remediation efforts, NASDAQ matters, responding to and settling an SEC investigation and the pending legal proceedings), net of insurance proceeds. Our board of directors, management and other key employees have expended, and may continue to expend, a substantial amount of time related to these matters, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, results of operations, cash flows or financial condition.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on November 14, 2016.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements