Form 10-K
period 2016-12-31
MARRONE BIO INNOVATIONS INC
filed 2017-04-03
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

(530) 750-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class	Exchange on which registered
Common Stock, $0.00001 par value	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $15,449,219 based upon the closing price of the common stock as reported on the Nasdaq Global Market. This calculation excludes the shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock as of June 30, 2016. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 27, 2017
Common Stock, $0.00001 par value	24,766,703

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

i

Special Note Regarding Forward-Looking Statements and Trade Names

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements may be identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include: our plans to target our existing products or product variations for new markets and for new uses and applications; our plans and expectations with respect to growth in sales of our product lines and with respect to Bio-Tam 2.0; our ability and plans to develop, register and commercialize additional new product candidates and bring new products to market across multiple categories faster and at a lower cost than other developers of pest management products, including research, development and field trial plans; our expectations regarding registering new products and new formulations and expanded use labels for existing products, including submitting new products to the EPA; our belief that challenges facing the use of conventional chemical pesticides will continue to grow; our beliefs regarding the growth of markets for, and unmet demand for, bio-based products; our beliefs regarding market adoption of our products and our ability to compete in our target markets; our intention to maintain existing, and develop new, supply, sales and distribution channels and extend market access; expectations regarding potential future payments under strategic collaboration and development agreements; our plans and expectations relating to our debt agreements; management’s belief regarding our access to capital resources through equity offerings, debt financings, strategic collaborations or other means; our plans to grow our business while improving efficiency, including by focusing on a limited number of product candidates, taking measures to reduce expenses and expanding our sales and marketing team; our plans and expectations with respect to manufacturing and production; our plans to seek third-party collaborations to develop and commercialize more early stage product candidates; our intention to continue to devote significant resources toward our proprietary technology and research and development; our expectations that sales will be seasonal and the impact of continued drought and other weather-related conditions; our ability to protect our intellectual property in the United States and abroad; our beliefs regarding the effects of the outcome of certain legal matters; our anticipated impact of certain accounting pronouncements; our ability to use carryforwards; our expectations regarding market risk, including interest rate changes, foreign currency fluctuations and commodity price changes; our expectations with respect to future regulatory restrictions on competing products or product ingredients and our future expenditures, available cash and other financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K. These factors include, but are not limited to, the risks described under Part I–Item 1A—“Risk Factors,” Part II–Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). We make these forward-looking statements based upon information available on the date of this Annual Report on Form 10-K, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

As used herein, “MBI”, the “Company”, “we”, “our” and similar terms refer to Marrone Bio Innovations, Inc., unless the context indicates otherwise.

Except as context otherwise requires, references in this Annual Report on Form 10-K to our product lines, such as Regalia, refer collectively to all formulations of the respective product line, such as Regalia Maxx, Regalia Rx or Regalia SC, and all trade names under which our distributors sell such product lines internationally, such as Sakalia, Sentry R or Milsana. Our logos, Grandevo®, Regalia®, Venerate®, Zequanox®, HavenTM, Majestene® and other trade names, trademarks or service marks of Marrone Bio Innovations, Inc. appearing herein are the property of Marrone Bio Innovations, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies, such as Bio-Tam® 2.0. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply relationships with, or endorsement or sponsorship of us by, these other companies.

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

We primarily sell our products to the crop protection market. Our four commercially available crop protection product lines are Regalia, for controlling plant disease and increasing plant health, Grandevo and Venerate, for insect and mite control, and Majestene, for nematode control. These products can be used in both conventional and organic crop production, and are sold to growers of specialty crops such as grapes, citrus, tomatoes, vegetables, nuts, leafy greens and ornamental plants. We have had some sales of Regalia for large-acre row crops such as corn and soybeans. In March 2016, we also entered into an agreement with Isagro USA to distribute Bio-Tam 2.0 for soil-borne disease control and grapevine trunk disease control, which complements our existing products, particularly Regalia, and in March 2017, we launched Haven, a plant health product that reduces plant stress in drought and  intense sunlight. In addition, we have developed Zequanox, a commercially available product line that we sell to the water treatment market. Zequanox selectively controls invasive mussels that cause significant infrastructure and ecological damage across a broad range of in-pipe and open-water applications, including hydroelectric and thermoelectric power generation, industrial applications and recreation. We believe that our existing crop protection and plant health products, or variations thereof, can also be specifically targeted for industrial and institutional, turf and ornamental, home and garden and animal health uses such as controlling grubs, ants, flies and mosquitoes in and around schools, parks, golf courses and other public-use areas.

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

In connection with this strategy, we have significantly reduced overall headcount, while building a new sales and marketing organization with increased training and ability to educate and support customers in specialty crop markets, as well as providing our product development staff with greater responsibility for technical sales support, field-trials and demonstrations to promote sales growth. For markets other than high-value specialty crops, such as row crops and seed treatments, we are seeking to expand our network of distribution partners, focusing on regional and national distributors operating in countries that present a significant opportunity for near-term revenue generation. In addition, our research and development efforts are now focused on supporting existing commercial products with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. Accordingly, while we believe that we have developed a robust pipeline of novel product candidates, we are currently limiting our internal development efforts to three product candidates (having recently launched our MBI-505 product candidate as Haven): MBI-010, a bioherbicide that is based on the same microorganism in Venerate and Majestene, which we plan to submit to the EPA in 2017; MBI-110, a biofungicide, which we submitted to the EPA in January 2016; and MBI-601, a biopesticide that produces gaseous natural compounds that function as a “biofumigant,” which was approved by the EPA in November 2016. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources.

We believe that, collectively, these measures will best position us to respond to the business challenges reflected in our financial results for recent periods, but our long-term, global vision for our business and our commitment to that vision remains fundamentally unchanged.

Industry Overview

Pest management and plant health is an important global industry. Phillips McDougall, an independent advisory firm, estimates the 2015 agrichemical market (crop protection) at $51.8 billion, falling 8.5% from 2014, with Latin America ranking first at $14.5 billion in sales, followed by Asia at $14.1 billion, Europe at $11.7 billion and the NAFTA region at $9.4 billion. The total agrichemical market including non-crop pesticides fell by 8% to $58.2 billion. Non-crop pesticides fell by 3.2% to $6.3 billion. Most of the markets we currently target or plan to target primarily rely on conventional chemical pesticides, plant growth regulators and plant health products, supplemented in certain agricultural markets by the use of genetically modified crops. Conventional chemical pesticides are generally synthetic materials that directly kill or inactivate pests. Some chemicals can also increase or regulate plant growth and have other plant health effects in absence of pests and plant diseases

However, demand for effective and environmentally responsible bio-based products continues to increase. The global market for biopesticides, which control pests by non-toxic mechanisms such as attracting pests to traps or interfering with their ability to digest food, was valued at $3.7 billion in 2015 and has been projected to grow to $7.7 billion in 2021, reflecting a 14.1% compound annual growth rate of over the period, according to BCC Research, an independent market research firm. In addition, Zion Market Research estimates the market for biostimulants, which can increase plant growth, quality and yield, at approximately $1.6 billion in 2015, with expectations to reach $2.9 billion in 2021, reflecting a compound annual growth rate of 10.2%.  In comparison, BCC Research projects only a 4.8% compound annual growth rate for the global synthetic pesticide market over the same period. We believe these trends will continue as the benefits of using bio-based pest management and plant health products become more widely known.

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

Organic Production. Certified organic crops such as food, cotton and ornamental plants, are produced without the use of synthetic chemicals, genetic modification or any other bioengineering or adulteration. As such, organic growers are limited in the number of alternatives for pest management. The U.S. Department of Agriculture, or the USDA, approved national production and labeling standards for organic food marketed in the United States in late 2000. These standards have contributed to the growth of organic food consumption in the United States, and other countries have implemented similar programs. According to the Organic Trade Association, a business association, consumer demand for organic food has outpaced the available acreage in the United States, with $1.4 billion of organic food imported in 2013 and $43.3 billion of domestic organic sales in 2015, or nearly 5% of all food sales, up 11% over 2014. Organic fruits and vegetables comprised $14.4 billion in 2015, up 10.5% from 2014. In addition, U.S. sales of non-GMO-labeled foods were estimated at $8.5 billion across 2,100 brands and 22,000 verified items in 2014, according to SPINS, a third party consulting firm. Globally, organic food sales reached $80.0 billion in 2014, with 43.7 million hectares planted, according to a study by the Research Institute of Organic Agriculture performed on behalf of the International Foundation for Organic Agriculture. We believe this growing demand is primarily driven by concerns about food safety and the adverse environmental effects of conventional chemical pesticides and genetically modified crops.

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

Commercially Available Products

We have six commercially available product lines: Regalia, Grandevo, Venerate, Majestene, Haven and Zequanox. All six of these product lines are EPA approved, except Haven, which as a biostimulant is exempt from EPA registration. Regalia is also approved in Canada, ten Latin American countries (including Mexico, Brazil and Chile), South Africa, Turkey and Morocco. As of May 2016, Grandevo and Venerate are also registered in Mexico. Zequanox is approved in Canada for hydropower facilities, with a label expansion to other industrial and open water uses pending, and is the only product EPA-approved for open water application other than copper, which is rarely used due to its negative environmental effects and uneven efficacy in open water applications. All five of these commercialized lines are subject to patents and trade secrets related to the work we have done to characterize, formulate, develop and manufacture marketable products. In March 2016, we entered into an agreement with Isagro USA to distribute Bio-Tam 2.0, an EPA-approved biofungicide that complements our existing product lines, particularly Regalia. We believe these product lines, along with our other EPA-approved and EPA-submitted products and other pipeline product candidates, provide us with the foundation for continuing to build the leading portfolio of bio-based pest management and plant health products.

Robust Pipeline of Novel Product Candidates

Our pipeline of early-stage discoveries and new product candidates extends across a variety of product types for different end markets, including herbicides, fungicides, nematicides, insecticides, algaecides (for algae control), molluscicides (for mussel and snail control) and plant growth and plant stress regulators. Our product candidates are developed both internally and sourced from third parties. Our research and development process enables us to discover, source and develop multiple products in parallel, which keeps our pipeline robust. We are developing the microorganism in Venerate and Majestene, a Burkholderia rinojensis bacterium that we isolated using our discovery process, as MBI-010, a bioherbicide. We also have additional product candidates at various other stages of development, including MBI-601, a fungus that produces volatile compounds and works as a soil biofumigant, which was approved by the EPA in November 2016 and MBI-110, a new Bacillus-based fungicide, that has demonstrated activity against downy mildew, Sclerotinia and other crop diseases, which we submitted to the EPA in January 2016. In August 2014, we received EPA approval of MBI-011, a weed-controlling biochemical, sarmentine, discovered and isolated from a pepper plant species, and we are currently pursuing third-party manufacturers to synthesize a “natural identical” Sarmentine compound at a cost that would allow us to introduce the product to the market in the future.

Rapid and Efficient Development Process

We believe we can develop and commercialize novel and effective products faster and at a lower cost than many other developers of pest management products. For example, we have moved each of Regalia, Grandevo, Venerate, Majestene, Haven and Zequanox through development, EPA approval and first U.S. launch in approximately four years or less at a cost of $3.0 million to $6.0 million. Thereafter, we have continued to develop and refine these products, producing new formulations, applying for expanded use labels and seeking new markets, in each case at a cost of less than $10.0 million per product line. In comparison, a report from Phillips McDougall shows that the average cost for major agrichemical companies to bring a new crop protection product to market has been over $280.0 million, and these products have historically taken an average of eleven years to move through development, regulatory approval and market launch.

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

Our Growth Strategy

Accelerate Adoption of New Products, Product Applications and Product Lines

Our goal is to provide growers of specialty and row crops with complete and effective solutions to a broad range of pest management and plant health needs. Due to the competitive nature of the industry and the seasonality of crop growing, speed is essential to ensure widespread adoption. Accordingly, we have launched targeted placements of our products with early adopters in the United States relatively early in the product commercialization cycles and for a limited number of crop and pest applications. These growers, many of whom have unmet market needs, help us to troubleshoot and refine our products and to maximize their value proposition, enabling us to efficiently develop new formulations and expand uses and market penetration with minimal up-front capital investment per product line. We also believe we will be able to leverage growers’ positive experiences using our Regalia, Grandevo, Venerate and Majestene product lines to accelerate adoption of new products, product applications and product lines, including Bio-Tam 2.0. We believe product diversity allows us to compete with larger companies, to strengthen relationships with growers and distributors and to not be dependent on any one product or product category. Further, by offering and developing multiple products simultaneously, we believe we are perceived as a technology leader and can gain the benefits of increased momentum with distributors and end users. We will continue to target early adopters of new pest management and plant health technologies with controlled product launches and educate growers and water resource managers about the benefits of bio-based pest management products through demonstrations to accelerate commercial adoption of our products.

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

Focus on Proven Technology Families

We discover and develop more than one product line based on the same technology. For example, the Burkholderia microbe on which Venerate is based is also active against a broad range of nematodes, enabling development as our bionematicide product, Majestene, and, when fermented under different conditions, produces several herbicidal compounds, enabling development as our bioherbicide product candidate, MBI-010. In addition, our product candidates MBI-110 and MBI-507 are based on microbial fermentations of a newly identified Bacillus strain we isolated using our proprietary screening platform, and the Chromobacterium species on which Grandevo is based may also yield a promising bionematicide product, which we have developed as MBI-304 with positive results, both as a seed treatment and with in-furrow applications, over the course of two growing seasons. Developing multiple products based on the same microbe allows for a more efficient use of research, development and manufacturing resources and enables us to leverage capital invested in existing technologies.

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

Target International Markets

Expanding international sales is an important component of our growth strategy, but the global markets for pest management products are intensely competitive and highly regulated. Our plan is to focus on key countries and regions with the largest and fastest growing biopesticide and plant health product markets for specialty crops and select row crops. We are working with regional distributors and distributors in key countries who have brand recognition and established customer bases and who can conduct field trials and grower demonstrations and lead or assist in regulatory processes and market development.

Leverage Manufacturing Capabilities

We initially used third-party manufacturers to produce all of our products on a commercial scale. In 2014, we completed the repurpose of a manufacturing facility that we purchased in July 2012 by installing three 20,000 liter fermentation tanks and constructing a dedicated building to house them, which has enabled us to manufacture in-house certain of our products. We believe that greater control of our own manufacturing capacity allows us to scale-up processes and institute process changes more quickly and efficiently while ultimately lowering manufacturing costs over time to achieve desired margins and protecting the proprietary position of our products. We continue to use third party manufacturers for Venerate, Majestene and Haven and for spray-dried powder formulations of Grandevo and Zequanox. We are also developing plans to expand our manufacturing facility capacity in order to handle increased production volumes overall and to enable our production of a granulation line for Grandevo WDG by the end of 2017.

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

NAME	MARKET	TARGET	USE	STATUS

Regalia	Crop Protection, Home and Garden, Turf	Plant Disease/Plant Health	Protects against fungal and bacterial diseases and enhances yields	Commercially Available Domestically and Internationally

Grandevo (dry formulation)	Crop Protection, Home and Garden, Turf and Ornamentals, Public Health, Forestry	Insects and Mites	Controls a broad range of sucking and chewing insects through feeding	Commercially Available Domestically; International Expansion Efforts Underway

Venerate (liquid formulation)	Crop Protection, Home and Garden, Turf and Ornamentals, Animal Health, Forestry	Insects and Mites	Controls sucking and chewing insects on contact	Commercially Available Domestically; International Expansion Efforts Underway

Majestene	Crop Protection, Turf	Plant Parasitic Nematodes	Controls soil-dwelling nematodes by preventing and reducing root galls, and by reducing adult reproduction and egg hatch	Commercially Available Domestically

Haven	Crops, Turf and Ornamentals	Plant Health / Plant Vigor	Reduces plant stress and dehydration	Commercially Available Domestically
Zequanox	Water Treatment	Invasive Mussels (In-Pipe and Open Water Habitat Restoration)	Controls invasive mussels that restrict water flow in industrial and power facilities and harm recreational waters	Commercially Available Domestically and in Canada

Regalia

•	Biofungicide
•	Crop Protection, Home and Garden, Turf: Controls Plant Disease,, Improves Plant Health, Increases Yields
•	Commercially Available Domestically and Internationally

Regalia, a plant extract-based fungicidal biopesticide, or “biofungicide,” is EPA-registered for crop and non-crop uses and approved for use on foliage and roots in all states in the United States, including California and Florida, where the majority of the specialty crops are grown. It is also approved for sale in Brazil (tomatoes, potatoes, dried beans), Ecuador (flowers), Mexico (citrus and tree fruit, berries, tomatoes, peppers, potatoes, cucurbits, flowers, potatoes and grapes), Turkey (covered vegetables), Canada (tomatoes, grapes, strawberries, cucurbits, apples, turf, blueberries, hops (emergency use), ornamental plants and wheat), Peru (grapes and quinoa), South Africa (grapes), Morocco (cucurbits, tomatoes and grapes), Tunisia (tomatoes) and Panama, Dominican Republic, El Salvador, Guatemala and Honduras (potatoes, tomatoes, peppers, tobacco, cucurbits, beans, avocados, citrus, peanuts, papayas and strawberries), Chile (table and wine grapes, blueberries and walnuts). Registration efforts are currently underway in China, with Regalia demonstrating efficacy in government-conducted trials on tomatoes, cucurbits, strawberries and grapes. University researchers have extensively tested the product against several important plant diseases, especially against mildews. We, and our commercial partners, have also conducted hundreds of trials in the United States and abroad, including five years of crop trials in Europe. The data show that Regalia is an effective addition to a disease management program against a broad range of diseases and can increase yields in crops such as strawberries, tomatoes, potatoes, soybeans, rice, wheat, alfalfa, sugarcane and corn.

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

We launched Regalia SC, an earlier formulation of Regalia, into the Florida fresh tomatoes market in December 2008. This formulation had a limited label with a few crops and uses on the label and it was not compliant for organic listing. In 2009, we began selling Regalia-based plant health products in the United Kingdom (under the name Sentry R by Plant Health Care) and Ecuador (under the name Milsana), and we later received a revised, broader label with hundreds of crops for a new organic formulation, which we subsequently launched into the Florida vegetables and Arizona leafy greens markets. In January 2010, we received state approval in California and immediately launched Regalia into the leafy greens and walnuts markets. Key markets include vegetables in the southeast, citrus in Florida, leafy greens and vegetables in California and Arizona, walnuts and stone fruit in California and pome fruit and grapes in California and the Pacific Northwest. In December 2011 and August 2012, we received EPA approval and California regulatory approval, respectively, for an expanded Regalia label that includes new soil applications, instructions for yield improvement in corn and soybeans and additional crops and target pathogens. Our product for row crops is sold separately as Regalia Rx and for international markets, where the

Regalia trademark is allowed, as Regalia Maxx. We submitted Regalia for registration in the European Union, which is one of the largest fungicide markets in the world. We received regulatory approval for Regalia in South Africa in June 2013, in El Salvador, Guatemala and Honduras in December 2013, in Peru in March 2014, in Colombia in June 2014, in Tunisia and Morocco in late 2014 and in Brazil, for tomato, potato and dry beans, in December 2014 and in Chile for grapes (table and wine), blueberries and walnuts, in November 2016. In 2013, 2014 and 2015, we received EPA approval for three new formulations (12%, 16% and 5% that eliminated the solvent, hexanol), which will be used for market segmentation and replacement of existing formulations. In 2016, we launched the new alternative formulation of Regalia 5% that eliminated hexanol, a solvent that is difficult to source and is likely to experience future regulatory restrictions. This new formulation disperses better in water and is easier to mix and rinse from containers and spray equipment.

Regalia, Regalia Maxx and Regalia Rx are USDA National Organic Program compliant and OMRI-USA/OMRI-Canada listed.

Grandevo

•	Bioinsecticide
•	Crop Protection, Home and Garden, Turf and Ornamentals, Public Health, Forestry: Targets Insects and Mites
•	Commercially Available Domestically and in Mexico, International Expansion Efforts Underway

Grandevo is based on a new species of microorganism, Chromobacterium subtsugae, which was discovered by a scientist at the USDA in Beltsville, Maryland, and which we have licensed and commercialized. Grandevo is a powerful feeding inhibitor: insects and mites become agitated when encountering it and will not feed and starve, or, if they do ingest it, die from disruption to their digestive system. Grandevo also has repellent effects on and reduces egg hatching and reproduction of target insects and mites. Grandevo is particularly effective against chewing insects (such as caterpillars and beetles) and sucking insects (such as stinkbugs and mealybugs, as well as thrips and psyllids, which are respectively known as “corn lice” and “plant lice”). Trials to date and reports from grower use have shown instances of commercial levels of efficacy as good as the leading conventional chemical pesticides on a range of chewing and sucking insect and mite pests, including two invasive species of psyllid affecting citrus and potato crops. Grandevo has also shown significant control of other pests such as plant-feeding fly larvae, mosquitoes, white grubs in turf grass, “leafmining” caterpillar larvae and other leaf-eating caterpillars. Grandevo has also shown efficacy against corn rootworm, a major pest of corn, which has reportedly been resistant to corn engineered for rootworm control. Grandevo has shown efficacy against other soil pests, including wireworms, root maggots and nematodes. Field trials are ongoing to further characterize Grandevo’s activity against new foliar and soil-borne pests.

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

We placed a prototype liquid formulation of Grandevo on a targeted basis under a limited label into the Florida citrus crop market in 2011. Commencing in the summer of 2012, we launched a dry formulation of Grandevo in markets across the United States where state registrations have been approved, targeting key markets, including citrus, tomatoes, peppers, strawberries, potatoes, leafy greens and other fruits and vegetables. This dry formulation was approved by the EPA in May 2012 and has been registered in all 50 states as well as Puerto Rico. In May 2013, we received EPA approval for a revised label reflecting Grandevo’s safety for bees. In May 2016, Grandevo was approved in Mexico for use on tomatoes, peppers, potatoes, tobacco and berries, and local sales have since commenced.  Recently completed trials in Mexico and Brazil against Asian citrus psyllid, the vector for citrus greening disease, demonstrate that Grandevo is an effective tool for the citrus industry, and with this data completed, MBI has applied for a label expansion for this crop-pest combination in Mexico.

Grandevo has received completeness determination from the European Commission and is now cleared to begin the evaluation for Annex 1 listing and commercialization in the European Union with a draft decision completed by the Netherlands in 2016 that recommends some new toxicology studies that are being completed in 2017. A June 2015 policy decision by the European Commission, the European Food Safety Authority and a Working Group of EU Member States has allowed Grandevo, which contains only non-viable Chromobacterium subtsugae cells, to be evaluated as a microbial pesticide. Until this recent EU decision, only pesticides containing live microbes could be evaluated under EU regulation. Grandevo is being assessed under the Netherlands Government’s “Green Deal” Initiative, which has been created with an aim to “speed up the sustainability of PPPs (plant protection products) in agriculture and horticulture by facilitating the authorization of green PPPs with a low risk for humans, animals and the environment.” Efficacy trials recently completed in Europe will be used to support uses of Grandevo for the control of whitefly and thrips in Solanaceae (tomato, pepper and aubergine) and Cucurbitaceae (melon, cucumber and squash) crops.

Studies being conducted by an outside toxicology laboratory completed to support EU registration will also be used to support Grandevo registration in Canada.

Grandevo is USDA National Organic Program compliant and OMRI-USA/OMRI-Canada listed.

Venerate

•	Bioinsecticide
•	Crop Protection, Home and Garden, Turf and Ornamentals, Animal Health, Forestry: Targets Insects and Mites
•	Commercially Available Domestically, International Expansion Efforts Underway

Venerate is based on a microbial fermentation of a new bacterial species we isolated using our proprietary discovery process. We have identified compounds produced by the microorganism in Venerate that control a broad range of chewing and sucking insects and mites, as well as flies and plant parasitic nematodes, on contact, which is complementary to the anti-feeding effects of Grandevo. In addition, because we currently sell Venerate in a liquid formulation and Grandevo in a powder formulation, we are seeking to exploit opportunities for market segmentation, including for combinations with liquid fertilizer and for low-volume aerial applications. Venerate was approved by the EPA in February 2014 and we began to sell Venerate in May 2014. We are completing studies to support our submission of Venerate to the Canadian Pest Management Regulatory Agency and expect to submit our registration dossier to Canada in 2018. Venerate was recently approved in Mexico and along with Grandevo, is being distributed by AgriStar. As with Grandevo, Venerate has also shown to be effective against Asian citrus psyllid in citrus, and MBI has accordingly applied for a label expansion for Venerate beyond its current uses in tomatoes, peppers, strawberries, cole crops and potatoes.

We have conducted field trials on several crops and insects and mites, many of which show efficacy as good as leading conventional chemical pesticides. Venerate has shown positive results in field trials against soil insects of corn, wheat and soybeans applied both in-furrow and as seed treatments, and has shown broad spectrum activity across a wide range of pests, including Asian citrus psyllid, corn rootworm, stinkbugs, caterpillars and weevils. Field trials of both Grandevo and Venerate again conducted in 2016 indicated good control of corn rootworms and nematodes in corn and soybeans.

We have received notice of allowance for US patent on the microorganism and received a patent on the natural product compounds that demonstrate insecticidal and nematicidal activity, and have filed applications on product formulations containing the microorganism. Venerate is USDA National Organic Program compliant and OMRI-USA/OMRI-Canada listed.

Majestene

•	Bionematicide
•	Crop Protection, Turf: Targets Plant Parasitic Nematodes
•	Commercially Available Domestically

Majestene is a bionematicide we have developed based on the microorganism used in Venerate. This nematicide is active against a broad range of nematodes, and in field trials it has been as effective as or better than the leading conventional chemical nematicide against soybean cyst, root knot, lesion, stunt, reniform, lance and burrowing nematodes. Crops tested include soybean, corn, cotton, strawberry, turf, tomato, pepper, squash, potato and banana. Usage for Majestene as a nematicide was approved by the EPA in connection with its approval of the labels for Venerate in 2014, and a modified label with refined rates, nematode species and crops was approved in October 2015. We have been issued a U.S. patent for use of the bacterial strain in Majestene for use as a nematicide. We conducted a targeted placement of Majestene with key, early adopter growers in 2015, with our first sales in January 2016. Since then, sales of Majestene have increased rapidly.

Haven

•	Anti-transpirant
•	Crops, Turf and Ornamentals: Enhances Crop Yields, Plant Health and Plant Vigor against Environmental Stresses
•	Commercially Available Domestically

Haven is an “anti-transpirant” plant health product that is applied to the leaves of plants to reduce transpiration, the evaporation of water from leaves to cool plants. In stressful environments, such as intense sunlight or drought, excess transpiration causes significant damage to crops. Haven is based on a technology of naturally-derived, plant-based compounds that we licensed from Kao Corporation for use in the United States. The licensed patents are directed to methods of promoting plant growth and increasing biomass and crop yield. Haven reflects light and heat from leaves, which lowers plant temperatures and reduces plant water loss, resulting in less stress to the crops and higher yields and quality. Field trials in 2014 in the United States and Chile demonstrated a reduction in sun-stressed fruit and an increase in quality characteristics on citrus, apples and grapes, increased yields on walnuts, almonds and wheat, often equal to or better than the commercial standard, and increased turf growth. Unlike competing products, Haven does not leave an undesirable deposit or residue on crops. Field trials in 2016 demonstrated increased yields, plant growth and/or quality of almonds, walnuts, apples, corn, tomatoes and citrus. As a biostimulant, Haven did not require EPA registration, but state submissions were made in the first quarter of 2017 and we launched Haven commercially in March 2017.

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

Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale and substantially improve margins. However, we are currently in discussions with large water treatment companies to further develop Zequanox and expand it commercially. In addition, we continue to work with state, federal and bi-national partners via the Great Lakes Commission’s Invasive Mussel Collaborative and the EPA’s Great Lakes Restoration Initiative (“GLRI”) to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool as zebra and quagga mussels selectively feed on beneficial algae while rejecting toxic blue-green algae.  In 2016, the GLRI awarded a grant of more than $600,000 to support a 2017 large-scale, open water evaluation of Zequanox in Michigan. This “Tip of the Mitt” project is being jointly administered by the U.S. Geological Survey and state and local government agencies in Michigan, with MBI serving as a technical collaborator and provider of Zequanox.

Product Pipeline

Our pipeline consists of product candidates in various stages of development, including products submitted to the EPA for registration and other, as well as other early-stage discoveries. We have implemented a prioritization plan for our pipeline candidates, focusing first on those that are expected to have the greatest near-term growth potential. We are seeking collaborations with third parties to develop and commercialize more early stage candidates.

Under Development

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

We believe that MBI-601 may be used for agricultural and industrial applications, including post-harvest control of fruit and flower decay and pre-planting control of plant diseases and nematodes as a viable alternative to methyl bromide and other chemical fumigants, which are subject to significant regulatory restrictions and for which few effective, non-toxic alternatives are available. We submitted MBI-601 to the EPA in April 2014 and received approval in November 2016. In 2014, we obtained a license to an artificial mixture of the gaseous compounds produced by the Muscodor fungus, which extends the potential uses of this technology by enabling development of products at a potentially lower cost and better shelf stability than versions using the living fungus. We are currently conducting field trials and demos in selected crops where we see the best initial fit for launch.

MBI-110

•	Biofungicide and Plant Health
•	Crop Protection, Home and Garden: Targets Plant Disease, Improves Plant Health
•	Under Development

MBI-110 is based on microbial fermentations of a newly identified Bacillus strain we isolated using our proprietary screening platform. MBI-110 is being developed as a biofungicide, targeting difficult to control plant diseases such as Sclerotinia white molds, gray mold and downy mildews. We have identified compounds, some of which are novel, produced by the microorganism in MBI-110 that control a broad range of plant diseases. We have filed a U.S. patent application covering fungicidal uses and have been issued a U.S. patent on related claims. We submitted MBI-110 to the EPA in January 2016. Several field trials were conducted in Europe in 2014 and the United States in 2013 and 2014 that showed good efficacy against white molds and downy mildews. Trials since that time continue to confirm efficacy against these diseases. MBI has also completed sufficient field trials in Europe to support uses on potatoes, grapes and sugar beets.  MBI anticipates submitting MBI-110 to European authorities in 2018. We are currently assessing possible manufacturing sites for an initial launch into selected crops in Arizona and Florida in the fall of 2017.

MBI-010

•	Bioherbicide
•	Crop Protection, Home and Garden, Turf: Targets Weeds
•	Under Development

MBI-010 is based on the same species of bacteria used to produce Venerate and Majestene, which we isolated using a proprietary discovery process that identifies herbicides that inhibit a certain plant enzyme. MBI-010 produces several herbicidal compounds, some of which are novel, that are rapidly taken up by germinating seeds and by the roots of seedling and mature weeds. MBI-010 has demonstrated effectiveness against a range of weeds, including weeds resistant to leading conventional chemical herbicides, either after or before the weeds’ emergence. MBI-010 has also demonstrated a novel mode of action (inhibiting histone deacetylase enzymes), and some of its active compounds are transmitted systemically through the vascular structure of weeds. We have filed a patent application with respect to the MBI-010 formulation uses and its associated natural product compounds as an herbicide. We also received an issued U.S. patent on the process we used to discover MBI-010 and certain other bioherbicides. In 2016, we confirmed that MBI-010 can enhance glyphosate (the active ingredient in Monsanto Company’s widely-distributed herbicide, Roundup), providing better control than glyphosate alone on gluyphosate resistant palmer pigweed. In addition, our field trials demonstrated pre-emergence efficacy against palmer pigweed.  Due to the biodegradability of the herbicidal compounds, our formulation group needed to develop new formulations that stabilized these compounds in order to develop a product that can be competitive in the marketplace. The new formulations and new manufacturing processes to provide better yields and efficacy required us to perform additional toxicology, which is currently in progress. As a result, our submission of MBI-010 to the EPA has been delayed and we are currently targeting submission for the second half of 2017.

Other Products and Candidates

In addition to the above, pursuant to an agreement with Isagro USA, we distribute Bio-Tam 2.0, a biofungicide for soil-borne disease control and grapevine disease control that complements our existing products, particularly Regalia. Bio-Tam 2.0 recently gained EPA registration for grapevine trunk diseases caused by Eutypa, Botyrosphaeria (Esca), Phomopsis and other fungi, which are responsible for significant economic losses to the wine and grape industry worldwide, including the Western United States, and for which there are few registered conventional chemical pesticides.

We have also developed patented technology relating to a number of other product candidates, including MBI-304, a bionematicide product candidate based on the microorganism used in Grandevo; MBI-011 and MBI-005, bioherbicides that have received EPA approval; and MBI-302, a bionematicide with an EPA registration package that is nearly complete. We are also developing MBI-507 in combination with Regalia, a plant health product and plant root and growth biostimulant based on the living spores of a new Bacillus amyloliquefaciens strain, for which we have received an issued U.S. patent on these claims. We are seeking collaborations with third parties to develop and commercialize some of these and other promising early-stage candidates, but as resources permit, we may choose to move some of these product candidates forward internally.

We have also discovered several microorganisms with algaecidal activity, certain of which are being tested by third-party collaborators for efficacy, and over 25 additional fungicide, herbicide, insecticide and nematicide candidates using our proprietary screening platform. In addition, we have produced a collection of microorganisms from taxonomic groups that research suggests may enhance nutrient uptake in plants, reduce stress and otherwise increase plant growth.

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

Fermentation . For our microbial products, before testing the selected microorganisms for activity against pests, we ferment them to produce sufficient quantities for testing. We grow the selected microorganisms in proprietary media, which maximizes their pesticidal properties. In addition, we use proprietary fermentation processes that are designed to replicate those that would be required for large-scale fermentation and commercial production, avoiding the time and expense of an unsuccessful scale-up.

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

Field testing. We conduct numerous field trials for each product candidate that we develop. These field trials are conducted in small plots on commercial farms or research stations by our own field development specialists as well as private and public researchers to determine large-scale effectiveness, use rates, spray timing and crop safety. We conduct crop protection product field trials globally in both hemispheres to accelerate the results of our field trials and provide alternate season learning opportunities. As the crop protection product candidate nears commercialization, we conduct demonstration trials on the farm. These trials are conducted with distributors, influential growers and food processors on larger acreages. For Zequanox, we worked with large power and industrial customers both in the United States and Canada to obtain field trial data to help with product commercialization efforts and to obtain efficacy data.

Sales, Marketing and Distribution

In the United States, we sell our products through our own internal sales force, which consists of nine employees focused on managing distributor relationships and creating grower demand for our products. In addition, a dedicated team of four employees provide technical service support to both our customers and sales representatives on the use of our products in IPM programs, both for conventional growers as well as for an expanding number of organic growers and two employees to help create demand at the grower level.. Our sales force covers all major regions in the United States, including California and the Pacific Northwest, the Southeast, the Northeast, the Mid-Atlantic and the Great Lakes regions, with an emphasis on high-value specialty crops (fruits, nuts and vegetables). We currently sell our crop protection product lines, Regalia, Grandevo, Venerate and Majestene, through leading agricultural distributors, such as Crop Production Services, Helena Chemical and Aligned Ag Distributors. These are the same distribution partners that most major agrichemical companies use for delivering solutions to growers across the country. For our water treatment product line, Zequanox, we are seeking sales and distribution partners for in-pipe and open water uses. Zequanox is currently being marketed and sold directly to a selected group of U.S. power and industrial companies.

With respect to sales outside of the United States, we have signed exclusive international distribution agreements for Regalia with major international distributors such as FMC (for certain markets in Latin America), Syngenta (for specialty crop markets in Europe) and Engage Agro (for Regalia Maxx markets in Canada) and Nufarm (for Grandevo for certain markets in New Zealand and Australia). We also intend to work with regional distributors and distributors in key countries who have brand recognition and established customer bases and who can conduct field trials and grower demonstrations and lead or assist in regulatory processes and market development. For example, we are in discussions and have testing agreements with distributors in Central America, South Africa, West Africa, Brazil and Europe.

We have also recently entered into an agreement with Isagro USA with respect to distribution of their Bio-Tam 2.0 product line in California, Oregon, Washington and Arizona. We believe we can leverage our existing sales, marketing and distribution network to bring in additional revenues from sales of this product, while enhancing our overall product portfolio.

We derived approximately 74%, 89% and 91% of our total revenues from Regalia and Grandevo for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. For the year ended December 31, 2016, our top two distributors accounted for 30% of our total revenues.

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

Maintain a focused and effective sales and marketing team that shares our values. We were significantly negatively impacted by the tenure of our former chief operating officer, who led our sales and marketing teams, and the departure of significant members of our sales staff in the third quarter of 2014. During 2015, we rebuilt our sales and marketing teams, including hiring highly experienced personnel to train our sales force and a new head of marketing to guide an expanded marketing department. In addition, we are now more effectively organizing the data and educational material that we have amassed over nine years of operations on our bio-based products as well as organic and sustainable agricultural practices in order to train and equip our sales staff to communicate with and educate distributors and growers. We believe that hiring and training a sales and marketing staff with a high level of technical expertise and knowledge regarding the capabilities of our bio-based products is essential to expanding adoption of our products by growers and sales to distributors. In addition, we have expanded our field development team to include more technical service activities to support sales. These concerted efforts to rebuild and train our sales and marketing teams are yielding positive results, including growth in sales.

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

Develop and leverage relationships with key industry influencers. We will continue to develop relationships early in the product development process with influential members within our target markets, including large innovative growers, technical experts at leading agricultural universities, licensed pest control advisors, wineries, food processors, produce packers, retailers and power facilities. We believe that educating industry influencers about the benefits of Regalia, Grandevo, Venerate, Majestene, Haven, Zequanox and our future products increases the likelihood that they will recommend our products to our distributors and end users.

Focus our own sales and marketing on the United States, while signing strategic agreements for international markets, turf, ornamental plants and consumer retail. Because of the concentration of large growers in the United States, we can access these customers through our own sales force. For international markets for Zequanox, we intend to develop strategic partnerships with large suppliers and distributors of water products. For Regalia, Grandevo, Venerate and Majestene, we have distribution agreements with leading agrichemical companies and national and regional distributors. For future products, distribution agreements will be developed with regional and national distributors or large multinationals on a case-by-case basis, depending on their expertise in the regions. We have engaged distributors that are selling Regalia in Canada for specialty crops and in parts of the Midwestern United States and Canada for row crops and Venerate in the United States one of our nematicide/insecticides for seed treatment.

Manufacturing

We have substantially transitioned our manufacturing processes in-house to our Bangor, Michigan facility, which was formerly used as a biodiesel plant prior to our acquisition in July 2012. Biopesticide formulation, microbial fermentation and product packaging are among the facility’s core competencies. We believe in-house manufacturing enhances control and flexibility in production while lowering manufacturing costs over time to achieve desired margins, in addition to strengthening intellectual property security. The facility has significant room for expansion to install drying capacity and larger fermenters to accommodate production of multiple products at higher volumes. We are also developing plans to expand our manufacturing facility capacity in order to handle increased production volumes overall and to enable our production of a granulation line for Grandevo WDG by the end of 2017.

We now ferment our Grandevo and Zequanox products in our manufacturing facility, but use a third-party contractor for formulating them into spray-dried powders. The facility also accommodates full-scale production of Regalia. While we have the ability to produce the majority of our products using our own manufacturing capacity, we currently exclusively use third parties to manufacture Venerate and Majestene as a result of regulatory requirements that would require additional capital investment to produce these products in-house. With necessary permitting now in place, we are currently working to commence manufacturing Venerate and Majestene at the MMM plant using existing capacity. We anticipate ramping up production volumes as we expand the facility in the future. We expect to continue to utilize third-party manufactures in North America and the EU for supplemental production capacity to meet excess seasonal demand. As needed, we will also use our own facility or third parties to package and label products. We currently engage toll manufacturers to produce Haven (launched in March 2017),MBI-601 for field and demos trials) and MBI-110 (intended for trial placement with select customers in fall 2017). The active ingredient in our Regalia product line is derived from the giant knotweed plant, which we obtain from China. We have scaled production of Regalia using a single supplier to acquire raw knotweed from numerous regional sources and perform an extraction process on this plant and create a dried extract that is shipped to our manufacturing plant for production and packaging. We do not maintain a long-term supply contract with this supplier. While there can be no assurance that we will continue to be able to obtain dried giant knotweed plant extract from our supplier in China at a competitive price point, we estimate that our current supply of the ingredient will be sufficient to manufacture product to meet the next 9-12 months’ demand. Should we elect or be required to do so, we do not believe that we would have substantial difficulty in finding an alternative supplier as we have identified and received quality knotweed from a number of new possible suppliers, although there can be no assurance that we will continue to be able to obtain dried extract from China at a competitive price point.

Research and Development

As of December 31, 2016, we had 38 full-time equivalent employees dedicated to research and development and patent related activities, 11 of whom hold Ph.D. degrees, plus 4 sales and field development personnel who focus on technical support and demonstration and research field trials. Our research and development team has technical expertise in microbiology, natural product and analytical chemistry, biochemistry, fermentation, entomology, nematology, weed science, plant physiology, plant pathology and aquatic sciences. Our research and development activities include discovery, product development, product support, regulatory, patent and field trial activities, which are principally conducted at our Davis, California facility as well as by our field development specialists on crops and mussel-infested facilities in their respective regions. We have reduced the size of our research and development staff compared to prior periods as part of our measures to streamline business operations, but we have made, and will continue to make, substantial investments in research and development. Our research and development expenses, including patent expenses, were $9.7 million, $13.5 million and $19.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intellectual Property Rights

We rely on patents and other proprietary right protections, including trade secrets and proprietary know-how, to preserve our competitive position. As of December 31, 2016, we had 34 issued U.S. patents and 153 issued foreign patents (of which 4 U.S. patents and 36 foreign patents were in-licensed), 25 pending U.S. provisional and non-provisional patent applications (of which 1 was in-licensed), and 162 pending foreign patent applications (of which 5 were in-licensed) relating to microorganisms and natural product compounds, uses and related technologies. As of December 31, 2016, we had received 17 U.S. trademark registrations and had 5 trademark applications pending in the United States. As of December 31, 2016, we also had received 617 trademark registrations and had 37 trademark applications pending in various other countries.

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

One of our commercially available products and certain of our lead product candidates are based on microbes we have identified using our proprietary discovery process, including Venerate, Majestene and MBI-010, which are based on a Burkholderia bacterium, with respect to which we have 19 issued patents and 34 pending patent applications (both U.S. and foreign), and MBI-110 and MBI-507, which are based on a Bacillus strain, with respect to which we have 3 issued patents and 10 pending patent applications (both U.S. and foreign).

We have also entered into in-license and research and development agreements with respect to the use and commercialization of Regalia, Grandevo, Haven and Zequanox, as well as certain products under development, including MBI-601. Under the licensing arrangements for our commercially available products, we are obligated to pay royalty fees between 2% and 5% of net sales of these products, subject in certain cases to aggregate dollar caps. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. For Regalia, the licensed patent is related to a method of extraction of knotweed. These patents acquired for Regalia and in-licensed for Zequanox will expire in or around 2017, although we have filed separate patent applications with respect to both product lines and have been issued four U.S. patents with respect to Regalia and three for Zequanox. In addition, the in-licensed U.S. patent for Grandevo is expected to expire in or around 2024, but there is a pending patent application relating to Grandevo that could expire later than 2024, if issued, and we have also filed separate patent applications for Grandevo of which five have been issued on a novel compound and uses for nematodes, corn rootworm and a variety of insects. While third parties thereafter may develop products using the technology under the expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business. Certain additional information regarding the intellectual property associated with commercially available products based in part on in-licensed technology follows:

•

Regalia. We entered into an exclusive license agreement with a company co-founded by Dr. Hans von Amsberg, a former employee of German chemical producer BASF, in May 2007 for U.S. and limited international use of a U.S. patent and technology used in our Regalia product line. Two U.S. patents have been issued on the synergistic combinations with biopesticides and conventional chemical pesticides, one patent has been issued on the new uses for soil and roots, and one patent has been issued on the new formulations of Regalia.

•

Grandevo. We entered into a co-exclusive license agreement with the USDA in November 2007 for the use in the United States of a U.S.-issued patent and a U.S. patent application relating to the Chromobacterium subtsugae bacteria used in our Grandevo product line. We have filed patent applications on the compounds produced in the bacterial cells, gene sequences and new uses for the Chromobacterium subtsugae bacteria, and for new uses and new formulations of our Grandevo product line. Five U.S. patents have been issued on a novel compound produced by the bacteria for uses on a variety of insects, use for corn rootworm populations and for nematode control. While a second company has licensed the USDA’s patent with respect to the Chromobacterium subtsugae bacteria and could develop products based on the same underlying intellectual property, we have not provided this company access to the proprietary technology we have developed relating to Grandevo.

•

Zequanox. We entered into a license agreement with The University of the State of New York in December 2009 pursuant to which we were granted an exclusive license under the University’s rights for the worldwide use of a U.S.-issued patent and a Canadian-issued patent relating to the Pseudomonas fluorescens bacteria used in our Zequanox product line. Four U.S. patents have been issued on the natural, mussel-killing compounds in the bacteria, and we have filed patent applications relating to various Zequanox active ingredients.

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

Since our plant health products (which are classified by the EPA as biostimulants) are not used to control pests, they currently fall outside the legal scope of FIFRA, FFDCA and FQPA and, therefore, we do not need to submit applications for EPA registrations for such products. However, we must still submit state registrations for our plant health products, including Haven, for which registrations were submitted in the first quarter of 2017, and those containing microbes of foreign origin may also need to be “deregulated” (or determined not to be a plant pest) under the Plant Protection Act by the USDA Animal and Plant Health Inspection Service prior to use in field trials or for large scale release. Nevertheless, the regulatory process is significantly accelerated compared to that for biopesticides.

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

In November 2011, we submitted an Annex 1 registration dossier to the European Union. Our Regalia registration package has completed initial review by regulatory authorities in the United Kingdom, which is serving as lead for completing the Annex 1 (active substance) listing of Regalia for the European Union. The UK-generated risk assessment has completed its technical review by the European Food Safety Authority, and it is currently being reviewed by the European Commission for Annex 1 listing consideration. In addition to obtaining the Annex 1 listing, we must obtain Annex 3 authorization approval from each country in which we plan to market and sell products. The EU regulatory process remains unpredictable and slow, but recent EU decisions on guidance for botanical pesticides and a proposed new process for biopesticide approvals in recent months indicate that the European Union may become more invested in expediting the approvals of reduced risk biopesticides. Regalia Maxx would be marketed as “Sakalia” by Syngenta throughout Europe and certain parts of the Middle East and Africa.

In 2016, we successfully completed regulatory field trials China, with good results on the targeted crops of grapes, strawberries, cucurbits and tomatoes.  A required second season of repeated field trials are scheduled in 2017, and MBI anticipates submitting Regalia 5% for regulatory review in China by the end of 2017.  Similarly, regulatory field trial efforts to support product approvals are underway in Kenya, the Philippines and Vietnam, and MBI continues to discuss distribution partnerships with other countries in Asia, Africa and the Middle East. Grandevo. In August 2011 and May 2012, the EPA granted approval for the Grandevo insecticide “technical grade active ingredient” and a wettable powder formulation, respectively. The wettable powder formulation is registered in all 50 states as well as Puerto Rico and the District of Columbia. In May 2013, we received EPA approval for a revised label reflecting Grandevo’s safety for bees. In addition, in 2016, we received approval for registration dossier for Grandevo in Mexico and we also received permission to field test Grandevo in Brazil, Australia, New Zealand,

South Africa, and certain west African countries, allowing us to prepare the dossiers for submission in those countries. We submitted dossiers for Grandevo registration in Europe and Canada in 2015, with the Netherlands recently finding the Grandevo dossier meeting “completeness check” requirements in July 2015 and officially starting the dossier review for the EU. Grandevo is also currently being field evaluated in a Brazilian government sponsored emergency use program to control an outbreak of Heliocoverpa armigera infestations in cotton and soya. Grandevo was submitted to the emergency use program in October 2014 and is under active review and field evaluation by Brazilian regulatory agencies. Concurrently, we continue to conduct field trials in Brazil on a variety of insect pests in order to have additional crop-pest uses added to the regulatory dossier and label.

Venerate. In February 2014, the EPA granted approval for Venerate. Venerate is currently registered in 48 states and Puerto Rico, with registration pending in New York and Hawaii. In 2014, we submitted Venerate registration dossiers in Canada and Mexico, receiving approval in Mexico in 2016. Several key regulatory efficacy trials to support Venerate Annex 1 listing in Europe have been completed and ongoing work, including additional toxicology studies we expect will be required will enable us to submit a dossier for Venerate in 2018. As with Grandevo, Venerate is also currently being field evaluated in a Brazilian government sponsored emergency use program to control an outbreak of Heliocoverpa armigera infestations in cotton and soya. Venerate also was submitted to the emergency use program in October 2014 and is under active review by Brazilian regulatory agencies. Concurrently, we continue to conduct field trials in Brazil on a variety of insect pests in order have broader uses available.

Majestene. In October 2015, the EPA granted product registration for Majestene. Majestene is currently registered in more than 25 states, including key states of Florida, Georgia, South Carolina, North Carolina, Wisconsin, Idaho, Washington and Oregon. We are currently preparing 2015 efficacy trial data to support product registration in California, with a regulatory submission to support tomato, strawberry, potato and corn uses in California made in the first quarter of 2016. With additional efficacy trial data generated in 2016, we expect to submit an expanded crop label to states in early 2017.

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

The pest management market is very competitive and is dominated by multinational chemical and life sciences companies such as Arysta, BASF, Bayer, Dow Agrosciences and DuPont (potentially merging to become

DowDuPont), FMC, Monsanto (being acquired by Bayer), Sumitomo Chemical and Syngenta (being acquired by ChemChina). Universities, research institutes and government agencies may also conduct research, seek patent protection and, through collaborations, develop competitive pest management products. Other companies, including bio-specialized biopesticide businesses such as AgraQuest (now a part of Bayer), Certis USA (now a part of Mitsui), Novozymes (in a joint venture with Monsanto) and Valent Biosciences (now a part of Sumitomo) may prove to be significant competitors in the bio-based pest management and plant health market. In addition, we could face competition in the future from new, well-financed start-up companies such as AgBiome and Indigo.

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

Employees

In connection with our recent changes in business strategy, we have significantly reduced overall headcount, while building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers in specialty crop markets as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. As of December 31, 2016, we had 97 full-time equivalent employees, of whom 11 hold Ph.D. degrees. Approximately 38 employees are engaged in research and development and patent related activities, 16 in sales and marketing (including 4 sales and field development personnel who focus on technical support and demonstration and research field trials), 30 in operations, including manufacturing, supply chain and quality assurance, and 13 in management, accounting/finance and administration. None of our employees are represented by a labor union.

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

We are an early stage company with a limited number of commercialized products. We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. As of December 31, 2016 and 2015, we had an accumulated deficit of $234.6million and $203.6 million, respectively. For the years ended December 31, 2016, 2015 and 2014, we had a net loss attributable to common stockholders of $31.1million, $43.7 million and $51.7 million, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability, and we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through December 31, 2016, we have derived substantially all of our revenues from sales of Regalia, Grandevo and Majestene. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, such as Zequanox and Venerate, as well as our ability to increase sales of Regalia and Grandevo and to introduce new products. An investor in our stock should consider the challenges, expenses and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of Regalia, Grandevo, Zequanox, Venerate, Majestene, Haven and other products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of Regalia, Grandevo, Zequanox, Venerate, Majestene, Haven and other product candidates. We expect to incur additional losses for the foreseeable future, including at least the next several years, and may never become profitable.

There is uncertainty about our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents were $9.6 million at December 31, 2016, compared with $19.8 at December 31, 2015. Based on this cash on hand and our expectation to continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to raise additional capital and increase revenues. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management also believes that concerns regarding our ability to continue operations has impacted our ability to grow more robustly.

We expect to require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

In our August 2015 private placement transaction, we issued senior secured promissory notes in the initial aggregate principal amount of $40.0 million, which accrue interest at a rate of 8% per annum, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. In June 2014, we borrowed $10.0 million pursuant to a promissory note with a bank, which accrues interest at a variable interest rate, 5.5% per annum as of December 31, 2016, and which is repayable in monthly payments through June 2036. We also completed private placements in October 2012 and April 2013 of promissory notes in the aggregate principal amount of $12.5 million, which, following their amendment in November 2016, now accrue interest at 14% through maturity in October 2018. The debt agreements with respect to these transactions contain various financial and other covenants, as discussed below, and our obligations under the loan agreements are secured by all of our real and personal property assets and general intangibles.

As we expect to continue to incur significant losses until we are able to significantly increase our revenue, we expect to need significant additional financing to meet the financial covenants or pay the principal and interest under our debt agreements, as well as to maintain and expand our business. We intend to seek additional funds from public or private equity offerings, debt financings, strategic collaborations involving up-front cash payments or other means. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be significantly dilutive to stockholders or, in some cases, require us to seek shareholder approval for the financing, and debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, our existing loan agreements contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment if we incur additional indebtedness and liens and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the debt agreements, which could require us to pay additional prepayment penalties. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

Certain of our debt agreements also contain financial covenants, including maintaining minimum current, debt-to-worth and loan-to-value ratios and provisions providing for an event of default if there is a material adverse change in our financial condition or if we are in default under certain of our other agreements. While we are not currently in default under any of these agreements, and none of our lenders have previously declared an event of default on our indebtedness, prior to our recent receipt of waivers from our lenders, we had not been in compliance with certain of these covenants. Further, we expect that immediately after the waiver under our promissory note with Five Star Bank has expired on December 31, 2017, we will be in violation of the note’s requirement to remain below a maximum debt-to-worth ratio. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances. If we fail to pay any principal or interest under our indebtedness when due, or are otherwise in violation of certain covenants under our debt agreements, this may result in the acceleration of our indebtedness, which would have a material adverse effect upon our business and would likely require us to seek to renegotiate these debt arrangements with the lenders, as we may not have sufficient funds to repay that indebtedness.

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

Our future success will depend on our ability to significantly increase sales from the bio-based pest management products we have commercialized, both domestically and abroad. Our initial sales of our primary formulation of Regalia and our initial formulation of Grandevo occurred in the fourth quarter of 2009 and the fourth quarter of 2011, respectively. We began selling Zequanox in the second half of 2012, Venerate in May 2014 and Majestene in December 2015, and Haven became commercially available in March 2017. However, while we have invested considerable resources in the launch of our products, various factors have impeded growth in sales of these products.

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

We currently have limited sales and marketing experience and capabilities. As of December 31, 2016, we employed 16 full-time equivalent sales and marketing personnel, 4 of which focus on technical support and demonstration and conducting field trials and 4 of which focus on marketing. Many of these sales personnel are recent hires following the departures in the third quarter of 2014 of our former chief operating officer, who led our sales and marketing teams, and significant members of our sales staff. These new personnel have required significant training to attain a high level of technical expertise and knowledge regarding the capabilities of our bio-based products compared with conventional chemical pest management products and techniques in order to educate growers and independent distributors on the uses and benefits of our products. We will need to further develop our sales and marketing capabilities and find partners in order to successfully increase sales of our commercially available products and to commercialize other products we are developing, which may involve substantial costs. We will also need to further expand our field development team to include more technical service activities to support sales. There can be no assurance that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing teams of our current and future competitors, many of which may have more established relationships with distributors and growers. Our inability to recruit, train and retain sales and marketing personnel, or their inability to effectively market and sell the products we are developing, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

If we are unable to maintain and further establish successful relations with the third-party distributors that are our principal customers, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, sales of our products will be adversely affected.

In the United States, we rely on independent distributors of agrichemicals to distribute and assist us with the marketing and sale of Regalia, Grandevo, Venerate, Majestene, Haven and other products we are developing. We also are leveraging these relationships to sell Bio-Tam 2.0 in California, Oregon, Washington and Arizona. These distributors are our principal customers, and revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. However, there can be no assurance that our distributors will be successful in selling our products to end users, or will focus adequate resources on selling them, and they may not continue to purchase or market our products for a number of reasons.

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

We have implemented a prioritization plan that focuses our research and development on products that are expected to have the greatest near-term growth potential. Accordingly, we are currently limiting our internal development efforts to three product candidates: MBI-010, a bioherbicide that is based on the same microorganism in Venerate and Majestene, which we plan to submit to the EPA in 2017; MBI-110, a biofungicide, which we submitted to the EPA in January 2016; and MBI-601, a biopesticide that produces gaseous natural compounds that functions as a “biofumigant,” which received EPA approval in November 2016. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources.

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

We have received approval from the EPA for the active ingredients and certain end product formulations for Regalia, Grandevo, Zequanox, Venerate, Majestene MBI-601, MBI-005 and MBI-011. As we introduce new formulations of and applications for our products, we will need to seek EPA approval prior to commercial sale. For any such approval, the EPA may require us to fulfill certain conditions within a specified period of time following initial approval. We are also required to obtain regulatory approval from other state and foreign regulatory authorities before we market our products in their jurisdictions, some of which have taken, and may take, longer than anticipated.

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

We also continue to rely on third parties to formulate Grandevo and Zequanox into spray-dried powders and for granulating Grandevo WDG and for all of our production of Venerate, Majestene and Haven, and from time to time, we expect to use third-party manufacturers for supplemental production capacity to meet excess seasonal demand and for packaging. Our reliance on third parties to manufacture our products presents significant risks to us, including the following:

•	reduced control over delivery schedules, yields and product reliability;
•	price increases;
•	manufacturing deviations from internal and regulatory specifications, including contaminations;
•	the failure of a key manufacturer to perform its obligations to us for technical, market or other reasons;
•	challenges presented by introducing our fermentation processes to new manufacturers or deploying them in new facilities;, including contaminations;
•	difficulties in establishing additional manufacturers if we are presented with the need to transfer our manufacturing process technologies to them;
•	misappropriation of our intellectual property; and
•	other risks in potentially meeting our product commercialization schedule or satisfying the requirements of our distributors, direct customers and end users.

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

The active ingredient in our Regalia product line is derived from the giant knotweed plant, which we obtain from China. Our single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to our third-party manufacturer in the United States. Although we have identified additional sources of knotweed at competitive prices that appear to be reliable and of appropriate quality, there can be no assurance that we will continue to be able to obtain dried extract from China at a competitive price point. The Company endeavors to keep 9-12 months of knotweed extract on hand at any given time.

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

Our current revenues are derived from a limited number of key customers, each of which serves as a third-party distributor to our products’ end users. For the years ended December 31, 2016, 2015 and 2014, our top two distributors accounted for 30%, 38% and 43% of our total revenues, respectively. We expect a limited number of distributors to continue to account for a significant portion of our total revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant distributors could materially adversely affect our revenues, financial condition and results of operations.

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

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of December 31, 2016, we had 34 issued U.S. patents and 153 issued foreign patents (of which 4 U.S. patents and 36 foreign patents were in-licensed), 25 pending provisional and non-provisional U.S. patent applications (of which one was in-licensed) and 162 pending foreign patent applications (of which 5 were in-licensed).

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

As of December 31, 2016, we had approximately $190.1 million of federal and $164.3 million of state operating loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2026 for federal and 2016 for state purposes if unused. It is possible that we will not generate taxable income in time to use these loss carryforwards before their expiration.

Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could also result in an ownership change under Section 382. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (subject to certain adjustments) and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.” The applicable rate for ownership changes occurring in the month of December 2016 was 1.68%.

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

Risks Related to Ownership of our Common Stock

Our stock price has in the past and may in the future fail to meet minimum requirements for continued listing on The Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market.

In the past we have received written notifications from Nasdaq informing us that we were not in compliance with certain continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”). As previously reported on our Current Report on Form 8-K filed on October 4, 2016, on October 3, 2016 we received notification from Nasdaq that the Company had regained compliance with the applicable requirements for continued listing on the Nasdaq Capital Market and that the Nasdaq Hearings Panel had determined to continue listing our common stock on the Nasdaq Capital Market. Although our common stock has been transferred to the Nasdaq Capital Market and we have regained compliance with all applicable requirements for continued listing on the Nasdaq Capital Markets, there can be no assurance that we will maintain compliance with the requirements for listing our common stock on the Nasdaq Capital Markets. Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interest of other stockholders.

As of December 31, 2016, our executive officers and directors and their affiliates beneficially owned or controlled, directly or indirectly, an aggregate of approximately 3.2 million shares, or 12.5% of our common stock. In addition, affiliates of Waddell & Reed Financial Inc., which beneficially own 19.99% of our common stock, hold $40.0 million of principal in senior secured promissory notes issued in August 2015. If all of these security holders act together, they will be able to exert significant control over our management and affairs, which could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Our common stock may experience extreme price and volume fluctuations, and you may not be able to resell shares of our common stock at or above the price you paid.

We are an early stage company with a limited trading history and a history of losses. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $12.00 per share, our stock price has ranged between $0.60 and $20.00 through December 31, 2016. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2016, we had approximately 24.7 million shares of common stock outstanding, 1.9 million which were held by our directors and officers and their affiliates and an additional 10.5 million shares which were held by other beneficial holders of 5% or more of our common stock. Although these shares are subject in some cases to volume and manner of sale restrictions of Rule 144 of the Securities Act, any determination by holders of a substantial number of such shares to sell our stock, or the perception that such sales may occur, could cause our stock price to decline. In addition, as of December 31, 2016 we had 1.6 million shares of our common stock either issued or available for issuance under our equity incentive plans. These shares may be sold in the public market upon issuance and once vested.

In addition, in December 2016, we filed a shelf registration statement on Form S-3 with the SEC, which registration statement was declared effective on January 6, 2017 and allows us to offer up to $50 million of securities from time to time in one or more public offerings. In December 2016, we also entered into an “at-the-market” offering agreement with Rodman and Renshaw, a unit of H.C. Wainwright & Co., LLC (“H.C. Wainwright”). In accordance with the terms of such agreement, we may, from time to time, offer and sell additional shares of our common stock having an aggregate offering price of up to $15 million. As of March 24, 2017, we sold a total of 104,000 shares of our common stock under the at-the-market program at a weighted-average selling price of $2.22 per share for proceeds (net of commission) of $0.2 million and $14.8 million and $49.8 million remained available for sale under the agreement with H.C. Wainwright and under the registration statement, respectively. Any additional sales in the public market of our common stock, under the agreement with H.C. Wainwright or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to ensure that information regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As previously noted under Risk Factors  — “We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to comply with the laws and regulations affecting public companies, which costs will increase after we are no longer an ‘emerging growth company,’” based on the Audit Committee’s independent investigation, management identified material weaknesses in internal control over financial reporting as of December 31, 2014 resulting in revenue transactions that were recognized prior to satisfaction of all required revenue recognition criteria. These include material weaknesses related to our process for recognizing revenue relating to certain former sales personnel who did not conduct their duties with the requisite level of integrity and control consciousness, leading to insufficient attention to their responsibilities and internal controls, without management having implemented mitigating controls to discourage, prevent or detect override of internal control by those personnel. In addition, it was determined that our internal controls were not effectively designed to identify instances when sales personnel made unauthorized commitments with certain distributors. We developed and implemented a plan to remediate these material weaknesses, which focuses on continued training for and communication with employees regarding our enhanced policies and procedures, and have determined that these material weaknesses were remediated as of December 31, 2015.

Also in connection with management’s assessment of our internal control over financial reporting, management identified an additional deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2014 in our governance practices related to ineffective controls over the timeliness and accuracy of documentation related to actions of our board of directors and compensation committee specific to approving stock option grants. While no financial statement accounts or disclosures were misstated, the potential impact could have led to a material misstatement. We developed and implemented a plan to conduct training with our legal department and those charged with governance to ensure that board and compensation committee minutes are prepared in a more timely and accurate manner and are reviewed with sufficient rigor to ensure the minutes fully and accurately reflect the actions and approvals related to stock option grants and have determined that this material weakness was remediated as of December 31, 2016.

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

ITEM 3. LEGAL PROCEEDINGS

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, we, along with certain of our current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al, Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired our publicly traded common stock directly in or traceable to our August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired our publicly traded common stock directly in our June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired our publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”).the initial consolidated complaint also named certain of our current and former officers and directors and our independent registered public accounting firm as defendants. The initial consolidated complaint alleged violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about our business and prospects, including our financial statements, product revenues and system of internal controls. An amended consolidated complaint was filed on January 11, 2016. On March 15, 2016, lead plaintiffs moved to amend their consolidated complaint to, among other things, assert claims on behalf of all persons who purchased or otherwise acquired our securities on the open market between August 1, 2013 and November 10, 2015. On April 4, 2016, counsel for us and our current and former officers and directors, counsel for our primary and excess directors’ and officers’ liability insurers, and counsel for lead plaintiffs attended a private mediation before Jed D. Melnick at the JAMS offices in New York, New York. On May 25, 2016, the parties executed a final stipulation of settlement and lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. The stipulation provided for dismissal of the action as to the Company and the officer and director defendants, and a payment by our insurers of $12.0 million to an escrow account, to be distributed upon order of the court. On May 27, 2016, the Federal Court approved lead plaintiffs’ motion to amend their consolidated complaint. At the Federal Court’s request, the settling parties revised the stipulation and papers in support of preliminary approval to reflect the amended consolidated complaint, and refiled for preliminary approval of the settlement on June 16, 2016. On July 8, 2016, the Federal Court granted preliminary approval of the class action settlement. On September 27, 2016, the Federal Court granted final approval of the settlement.

On September 9, 2014 and November 25, 2014, shareholder derivative actions were filed in the Superior Court of California, County of Yolo (Case No. CV14-1481) and the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-02779-JAM-CKD), purportedly on our behalf, against certain current and former officers and members of our board of directors (the “2014 Derivative Actions”). The plaintiffs in the 2014 Derivative Actions allege that the defendants breached their fiduciary duties, committed waste, were unjustly enriched and aided and abetted breaches of fiduciary duty by causing us to issue allegedly false and misleading statements. On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on our behalf, against certain current and former officers and members of our board of directors and our independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleges that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing us to issue allegedly false and misleading statements and that our independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2014 Derivative Actions and 2015 Derivative Action overlap substantially with one another and with those at issue in the Class Action described above. On April 4, 2016, counsel for us and our current and former officer and directors, counsel for our primary and excess directors’ and officers’ liability insurers, and counsel for the Derivative Action plaintiffs attended a private mediation before Jed

D. Melnick at the JAMS offices in New York, New York. On November 15, 2016, the parties executed a final stipulation of settlement.  The stipulation provides for dismissal of the Derivative Actions as to the Company, the individual defendants, and EY, and the Company agrees to adopt or maintain certain corporate governance reforms for at least four years.  On November 18, 2016, lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. On January 11, 2017, the State Court entered an order preliminarily approving settlement and providing for notice (the “Preliminary Approval Order”). The Preliminary Approval Order provides that the State Court will hold a hearing for final approval of the Stipulation on April 5, 2017 at 9:00 a.m., in Civil Department 7 of the State Court, located at 1000 Main St., Woodland, California 95695.  The outcome of this matter is not presently determinable.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock was been listed on the NASDAQ Global Market under the symbol “MBII” from August 2, 2013 through September 5, 2016. Since September 6, 2016, our common stock has been listed on the Nasdaq Capital Market. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on the NASDAQ Global Market or Nasdaq Capital Market, as applicable, with respect to the periods set forth above.

	HIGH	LOW
2016
First Quarter	$1.65	$0.62
Second Quarter	$0.97	$0.60
Third Quarter	$1.92	$0.71
Fourth Quarter	$2.79	$1.61
2015
First Quarter	$5.01	$3.30
Second Quarter	$4.43	$1.84
Third Quarter	$2.27	$1.74
Fourth Quarter	$4.00	$1.00

Holders of Record

As of December 31, 2016, there were 69 stockholders of record of our common stock, and the closing price of our common stock was $2.14 per share as reported on the Nasdaq Capital Market. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding equity compensation plans approved and not approved by stockholders is summarized in the following table as of December 31, 2016:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON CONVERSION OF RESTRICTED STOCK UNITS AND EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))(1)
	(a)	(b)
Equity compensation plans approved by stockholders	3,812,652	$5.62	1,622,705
Equity compensation plans not approved by stockholders	—	—	—
Total	3,812,652	$5.62	1,622,705

(1)	Consists of shares available for issuance under our 2013 Stock Incentive Plan.

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

The following graph shows a comparison from August 2, 2013 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2016 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Nasdaq Composite Index (“Nasdaq Composite”). The Company’s common stock began trading on the Nasdaq Capital Market on September 6, 2016. The graph assumes that $100 was invested at the close of the market on August 2, 2013 in the common stock of Marrone Bio Innovations, Inc., the S&P 500 Index and the Nasdaq Composite, and data for the S&P 500 Index and the Nasdaq Composite assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in connection with Part II-Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The consolidated statements of operations data for each of the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

Consolidated Statements of Operations Data:

	YEAR ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
		(In thousands, except per share data)
Revenues:
Product	$13,715	$8,976	$7,750	$7,588	$6,777
License	327	333	232	193	179
Related party	—	492	1,154	665	184
Total revenues	14,042	9,801	9,136	8,446	7,140
Cost of product revenues, including cost of product revenues to related parties of $0, $254, $561, $374, and $126 for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively	9,522	9,256	9,438	7,243	4,333
Gross profit (loss)	4,520	545	(302)	1,203	2,807
Operating expenses:
Research, development and patent	9,670	13,500	19,281	17,905	12,741
Non-cash charge associated with a convertible note	—	—	—	—	3,610
Selling, general and administrative	18,510	26,502	28,950	15,017	10,294
Total operating expenses	28,180	40,002	48,231	32,922	26,645
Loss from operations	(23,660)	(39,457)	(48,533)	(31,719)	(23,838)
Other income (expense):
Interest income	37	51	59	49	16
Interest expense	(2,941)	(2,764)	(2,907)	(6,056)	(2,466)
Interest expense to related parties	(4,361)	(1,599)	—	—	—
Change in estimated fair value of financial instruments (1)	—	—	—	6,717	(12,461)
Gain on extinguishment of debt	—	—	—	49	—
Other income (expense), net	(146)	41	(278)	(282)	(45)
Total other income (expense), net	(7,411)	(4,271)	(3,126)	477	(14,956)
Loss before income taxes	(31,071)	(43,728)	(51,659)	(31,242)	(38,794)
Income taxes	—	—	—	—	—
Net loss	(31,071)	(43,728)	(51,659)	(31,242)	(38,794)
Deemed dividend on convertible notes	—	—	—	(1,378)	(2,039)
Net loss attributable to common stockholders	$(31,071)	$(43,728)	$(51,659)	$(32,620)	$(40,833)
Net loss per common share (2):
Basic	$(1.26)	$(1.79)	$(2.32)	$(3.74)	$(32.48)
Diluted	$(1.26)	$(1.79)	$(2.32)	$(4.25)	$(32.48)
Weighted-average shares outstanding used in computing net loss per common share (2):
Basic	24,617	24,469	22,314	8,731	1,257
Diluted	24,617	24,469	22,314	8,911	1,257

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

(2)	Includes the effect of a 1-for-3.138458 reverse stock split, effective August 1, 2013.

Balance Sheet Data:

	DECEMBER 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cash and cash equivalents	$9,609	$19,838	$35,324	$24,455	$10,006
Short-term investments	—	—	—	13,677	—
Working capital (deficit) (1)	11,626	23,144	23,521	44,221	(11,468)
Total assets	45,983	71,201	77,182	69,918	33,778
Debt and capital leases (net of unamortized discount)	58,002	58,496	24,327	14,972	16,740
Convertible notes	—	—	—	—	41,860
Preferred stock warrant liability	—	—	—	—	1,884
Common stock warrant liability	—	—	—	—	301
Total liabilities	76,167	73,223	43,951	30,887	68,413
Convertible preferred stock	—	—	—	—	39,612
Total stockholders’ equity (deficit)	(30,184)	(2,022)	33,231	39,031	(74,247)

(1)	Working capital (deficit) is defined as total current assets minus total current liabilities.

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

Although our long-term, global vision for our business and our commitment to that vision remain fundamentally unchanged, because of the challenges we faced in 2014 and 2015, we did not achieve significant growth in sales of our products during those years, which has resulted in an increase in inventory write-offs, higher proportional levels of operating expenses, increases in cost of product revenues and decreases in product margins. For the year ended December 31, 2016, we have achieved significant growth in revenues and gross profit when compared with the prior year.  Also, in response to the business challenges reflected in our financial results for recent periods, we have implemented a prioritization plan that focuses our resources on continuing to improve and promote our commercially available products, advancing product candidates that are expected to have the greatest impact on near-term growth potential and expanding international presence and commercialization. Our goal has been to reduce expenses, to conserve cash and improve operating efficiencies, to extract greater value from our products and product pipeline and to improve our communication to and connection with the global sustainability movement that is core to our cultural values.

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

We currently market our water treatment product, Zequanox, directly to a selected group of U.S. power and industrial companies. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale. We are seeking sales and distribution partners for in-pipe and open water uses, and are currently in discussions with large water treatment companies to further develop Zequanox and expand it commercially. In addition, we continue to work with state, federal and bi-national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox from in-pipe treatments is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost, and environmental impact, of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals. Sales of Zequanox have also remained lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis), the unique nature of the treatment approach for each customer based on the extent of the infestation, the design of the facility, and our prioritization of our crop protection business.

Although our initial EPA-approved master labels cover our products’ anticipated crop-pest use combinations, we launch early formulations of our pest management and plant health products to targeted customers under commercial labels that list a limited number of crops and applications that our initial efficacy data can best support. We then gather new data from experiments, field trials and demonstrations, gain product knowledge and get feedback to our research and development team from customers, researchers and agricultural agencies. Based on this information, we enhance our products, refine our recommendations for their use in optimal IPM programs, expand our commercial labels and submit new product formulations to the EPA and other regulatory agencies. For example, we began sales of Regalia SC, an earlier formulation of Regalia, in the Florida fresh tomatoes market in 2008, while a more effective formulation of Regalia with an expanded master label, including listing for use in organic farming, was under review by the EPA. In 2011, we received EPA approval of a further expanded Regalia master label covering hundreds of crops and various new uses for applications to soil and through irrigation systems, and we recently expanded sales of Regalia in large-acre row crops as a plant health product, in addition to its beneficial uses as a fungicide. In January 2016, we launched a new formulation of Regalia that no longer contains a solvent that is difficult to source and may experience future regulatory restrictions. This new formulation of Regalia disperses better in water and is easier to mix and rinse from containers and spray equipment. In addition, in June 2016, we launched a new formulation of Grandevo, Grandevo WDG, which offers improved handling and better, more convenient packaging. The water dispersible granule mixes easily in spray tanks with no dust or foam, which saves valuable time in the preparation and application processes. Similarly, ongoing field development research on the microbe used in Venerate, one of our insecticide products, led to our October 2015 registration of Majestene as a nematicide. We believe we have opportunities to broaden the commercial applications and expand the use of our existing products lines to help drive significant growth for our company.

Our total revenues were $14.0 million, $9.8 million and $9.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and have risen as growers have adopted our products and have used our products on an expanded number of crops. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Majestene product lines, but which also included sales of Venerate, Zequanox and Bio-Tam 2.0. Product sales have been affected in recent years by various factors, including principally the tenure of our former chief operating officer and departure of significant members of our sales staff in the third quarter of 2014, and subsequent turnover in our sales and marketing departments. Further, we believe that following the announcement of the matters relating to our recent restatement, some customers and potential customers were reluctant to do business with us until after we had reached a settlement with the SEC, which was achieved in February 2016, and we believe competitors were able to take advantage of these circumstances. In addition, we believe concerns regarding our ability to continue operations have impacted our ability to grow more robustly. Going forward, we believe our revenues will largely be impacted by weather, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.3 million for the year ended December 31, 2016, $0.3 million for the year ended December 31, 2015 and $0.2 million for the year ended December 31, 2014, excluding related party revenues. We have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former beneficial owner of more than 5% of our common stock, Syngenta Ventures Pte. LTD (“Syngenta Ventures”). In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the year ended December 31, 2014, we recognized $0.3 million of related party revenues under this agreement prior to Syngenta Ventures reducing its ownership stake.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
Year ended December 31,
2016	25%	3%	5%
2015	28%	10%	8%
2014	30%	4%	13%

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $9.5 million, $9.3 million, and $9.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cost of product revenues included $0.3 million and $0.6 million of cost of product revenues to related parties for the years ended December 31, 2015 and 2014, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, which has increased in recent years, and, beginning in 2014, idle capacity at our manufacturing plant when the manufacturing plant was placed into service. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene and Zequanox and introduce new products such as Haven to the market. Our cost of product revenues related to the cost of inventory has increased as a percentage of total revenues primarily due to a change in product mix, with Grandevo representing an increased percentage of total revenues as Grandevo is early in its life cycle. We expect to see a gradual increase in gross margin over the life cycle of each of our products, including Grandevo, as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly, however we are expecting these charges to decrease over time.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $9.7 million, $13.5 million and $19.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. We have reduced the size of our research and development staff compared to prior periods and are reducing costs spent on various research and development and patent efforts as part of our efforts to streamline business operations and focus on our pipeline product priorities. However, we have made, and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $18.5 million, $26.5 million, and $29.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. We have been building a sales and marketing organization which provides for increased training and a better ability to educate and support customers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. We expect that in the future, our selling, general and administrative expenses will increase due to growth in revenue and due to additional costs incurred related to being a public company. In addition, for the years ended December 31, 2016, 2015 and 2014, we incurred $0.1 million, $7.7 million and $5.8 million, respectively, in costs related to the Audit Committee’s independent investigation, which commenced in September 2014, and the subsequent restatement of our financial statements, net of insurance proceeds. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

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

In June 2014, we also borrowed $10.0 million pursuant to a promissory note with Five Star Bank, and in August 2015, we issued and sold to affiliates of Waddell & Reed Financial, Inc. in a private placement senior secured promissory notes in the aggregate principal amount of $40.0 million and warrants to purchase up to 4.0 million shares of our common stock at an exercise price of $1.91 per share for aggregate consideration of $40.0 million.

In November 2016, we amended the terms of our October 2012 and April 2013 Secured Promissory Notes reducing the annual interest rate from 18% to 14% for the remaining term of the notes and extending the maturity date from October 2, 2017 to October 2, 2018. As consideration for these changes, the Company agreed to issue warrants to purchase 125 thousand common shares at an exercise price of $2.38 per shares and a ten year term expiring November 2026.

In December 2016, we filed a shelf registration statement on Form S-3 with the SEC that provides for the sale and issuance of up to $50.0 million of our common stock, preferred stock, debt securities, warrants, rights and/or units, including the ability to sell up to $15.0 million of our common stock through an at-the-market program in accordance with an offering agreement we entered into with H.C. Wainwright. We began selling common stock under this registration statement in January 2017.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues, not including related party revenues, constituted 98%, 92% and 85% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Product revenues in the United States, not including related party revenues, constituted 90%, 84%, and 78% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered in the past to distributors that permitted these distributors to return to the Company certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, 45%, 42% and 63%, respectively, of product revenues, not including related party revenues, were recognized on a sell-through basis.

If cash is received from customers related to delivered product that may not represent a true sale, it is classified as customer refund liabilities in the consolidated balance sheets, and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the years ended December 31, 2016, 2015 and 2014, license revenues constituted 2%, 3%, and 2% of total revenues, respectively. As of December 31, 2016, including agreements with related parties discussed below, we had received an aggregate of $3.9 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of both product revenues and license revenues. Les Lyman, a former member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 will not be included in related party revenues. In addition, we have a strategic collaboration and distribution agreement with Syngenta, an affiliate of a former beneficial owner of more than 5% of our common stock, Syngenta Ventures. In connection with our secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized under this agreement subsequent to June 2014 has not been included in related party revenues. For the years ended 2015 and 2014, related party revenues constituted 5% and 13% of total revenues, respectively. For the year ended December 31, 2016, there were no related party revenues. For the years ended December 31, 2015 and 2014, 100% and 71%, respectively, of related party revenues, were recognized on a sell-through basis.

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

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we are experiencing and expect further near-term downward pressure on overall gross margins as we expand sales of Grandevo, Venerate, Majestene and Zequanox and when we introduce new products such as Haven. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product mix and average selling prices.

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

Beginning in the fourth quarter of 2014, we reduced our research and development staff and prioritized our pipeline candidates, focusing first on those that can be in the market in the next few years. We expect research, development and patent expenses to decrease in the near term as we have reduced headcount and will focus our efforts on select pipeline products. We are working to find partners to assist with the development of other pipeline candidates.

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

We expect our selling expenses to increase in the near-term, both in absolute dollars and as a percentage of total revenues. For the years ended December 31, 2016, 2015 and 2014, we incurred $0.1 million, $7.7 million and $5.8 million, respectively, in costs related to the Audit Committee’s independent investigation and the subsequent restatement of our financial statements, net of insurance proceeds. In February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us in September 2014 and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action. As a result of the investigation and restatement activities having been largely concluded by the beginning of 2016, we expect general and administrative expenses to remain relatively flat.

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In June 2014, we entered into a $10.0 million promissory note with a variable interest rate that varies with the prime rate. Accordingly, our interest expense will increase as the prime rate increases. In August 2015, pursuant to a purchase agreement, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million with a fixed interest rate and warrants to purchase up to 4.0 million shares of our common stock at an exercise price of $1.91 per share for aggregate consideration of $40.0 million. In November 2016, pursuant to an amendment to the October 2012 and April 2013 Secured Promissory Notes, the interest rate on these notes decreased from 18% to 14%. This decrease in interest was partially offset by the additional interest associated with the valuation of 125 thousand warrants in the amount of $0.2 million. The value of the warrants is treated as a discount to this note and is being amortized to interest expense through the maturity date of these secured notes.

We have also acquired equipment under capital leases, which results in interest expense over the lease term. Our capital lease obligations were $0.8 million and $0.7 million as of December 31, 2016 and 2015, respectively.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2016, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

As of December 31, 2016, we had net operating loss carryforwards for federal income tax reporting purposes of $190.1 million, which begin to expire in 2026, and California and other state net operating loss carryforwards of $122.5 million and $41.8 million, respectively, which will continue to expire in 2017. Additionally, as of December 31, 2016, we had federal research and development tax credit carryforwards of $2.1 million, which begin to expire in 2026, and state research and development tax credit carryforwards of $2.2 million, which have no expiration date.

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

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Revenues:
Product	98%	92%	85%
License	2	3	2
Related party	—	5	13
Total revenues	100	100	100
Cost of product revenues(1)	68	94	103
Gross profit	32	6	(3)
Operating Expenses:
Research, development and patent	69	138	211
Selling, general and administrative	132	270	317
Total operating expenses	201	408	528
Loss from operations	(169)	(402)	(531)
Other income (expense):
Interest income	—	1	1
Interest expense	(21)	(28)	(32)
Interest expense to related parties	(31)	(16)	—
Other income (expense), net	(1)	—	(3)
Total other expense, net	(53)	(43)	(34)
Loss before income taxes	(222)	(445)	(565)
Income taxes	—	—	—
Net loss	(222)%	(445)%	(565)%

(1)

Includes 0%, 3% and 6% in cost of product revenues to related parties during the years ended December 31, 2016, 2015 and 2014, respectively. See Note 15 of our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

Comparison of the Years Ended December 31, 2016, 2015 and 2014

Product Revenues

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(Dollars in thousands)
Product revenues	$13,715	$8,976	$7,750
% of total revenues	98%	92%	85%

Product revenues increased by $4.7 million, or 53%, in 2016 compared to 2015 and $1.2 million, or 16%, in 2015 compared to 2014. Product revenues increased in 2016 compared to 2015 due to an increase in sales across virtually all product offerings, as well as favorable product mix of higher priced product offerings. Product revenues increased in 2015 compared to 2014 primarily due to an increase in revenue recognized on a sell-in basis.  Product revenues increased during the current period as demand was driven by continued acceptance of our products in the marketplace, and the introduction of Majestene. Further, we believe that following the announcement of the matters relating to our recent restatement, some customers and potential customers were reluctant to do business with us until after we had reached a settlement with the SEC, which was achieved in February 2016, and we believe competitors had been able to take advantage of these circumstances.

License Revenues

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(Dollars in thousands)
License revenues	$327	$333	$232
% of total revenues	2%	3%	2%

License revenues related to certain strategic collaboration and distribution agreements were flat in 2016 compared to 2015 and increased 44% in 2015 compared to 2014. These revenues do not comprise a significant portion of our total revenues.

Related Party Revenues

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(Dollars in thousands)
Related party revenues	$—	$492	$1,154
% of total revenues	—%	5%	13%

Related party revenues decreased by $0.5 million, or 100%, in 2016 compared to 2015 and decreased by $0.7 million, or 57%, in 2015 compared to 2014. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized from sales to The Tremont Group, Inc. subsequent to Mr. Lyman’s resignation in January 2016 have not been included in related party revenues. There were no related party revenues during the year ended December 31, 2016.  Related party revenues decreased in 2015 compared to 2014 as $0.3 million was recognized during the year ended December 31, 2014 upon the termination of one of our strategic collaboration and distribution agreements with Syngenta. Syngenta is an affiliate of a former beneficial owner of more than 5% of our common stock, Syngenta Ventures. In connection with the secondary offering in June 2014, Syngenta Ventures sold 0.6 million shares of our common stock, reducing its ownership percentage below 5%. Accordingly, revenue recognized subsequent to June 2014 under the remaining agreements has not been included in related party revenues. There was also a decrease of $0.3 million in revenue recognized on a sell-through basis that was deferred from sales to The Tremont Group, Inc. made in prior periods.

Cost of Product Revenues and Gross Profit (Loss)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(Dollars in thousands)
Cost of product revenues	$9,522	$9,256	$9,438
% of total revenues	68%	94%	103%
Gross profit	4,520	545	(302)
% of total revenues	32%	6%	(3)%

Cost of product revenues increased by $0.3 million, or 3%, in 2016 compared to 2015 and decreased by $0.2 million, or 2%, in 2015 compared to 2014. Our gross margins increased from 6% to 32% in 2016 compared to 2015 and increased from negative 3% to 6% in 2015 compared to 2014. Cost of product revenues decreased, as a percentage of revenues, and gross margin increased in 2016 compared to 2015, primarily due to increased plant utilization and other volume efficiencies achieved as a result of the increased revenue, as well as a favorable mix of higher margin product offerings.  During 2016, manufacturing costs associated with plant utilization allocated to cost of product and not allocated to inventory decreased by $1.8 million compared to 2015.

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

Research, Development and Patent Expenses

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(Dollars in thousands)
Research, development and patent	$9,670	$13,500	$19,281
% of total revenues	69%	138%	211%

Research, development and patent expenses decreased by $3.8 million, or 28%, in 2016 compared to 2015, and $5.8 million, or 30%, in 2015 compared to 2014.  Research, development and patent expenses decreased in 2016 compared to 2015 primarily due to a decrease of $1.2 million in employee -related expenses, which consisted primarily of salaries, wages and share-based compensation, $2.3 million decrease in direct expenses and outside services due to a reduction in field test costs and regulatory field trials, and $0.4 million related to fixed costs, primarily depreciation.

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

Selling, General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(Dollars in thousands)
Selling, general administrative expenses	$18,510	$26,502	$28,950
% of total revenues	132%	270%	317%

Selling, general and administrative expenses decreased by $8.0 million, or 30%, in 2016 compared to 2015 and decreased by $2.4 million, or 8%, in 2015 compared to 2014. Selling, general and administrative expenses decreased in 2016 compared to 2015, approximately $7.0 million, primarily as a result of reduced outside services, accounting, consulting and legal fees related to the Audit Committee’s independent investigation, the subsequent restatement of our financial statements and litigation, a $1.2 million decrease in employee related expenses, primarily salaries and equity-based compensation. These reductions were offset by an increase in travel and related expenses of $0.2 million.

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

Other Income (Expense), Net

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(Dollars in thousands)
Interest income	$37	51	59
Interest expense	(2,941)	(2,764)	(2,907)
Interest expense to related parties	(4,361)	(1,599)	—
Other income (expense) net	(146)	41	(278)
	$(7,411)	$(4,271)	$(3,126)

Interest income, consisting primarily of interest on cash and short-term investments, was largely unchanged. Interest expense increased by $0.2 million, or 6%, primarily due to an increase in the interest rate on the October 2012 and April 2013 Secured Promissory Notes, which interest rate was later decreased, as further described in Note 6. The increase in the interest rates on these notes was effective September 1, 2015, and the decrease in the interest rates was effective November 1, 2016. In addition, related party interest expense increased during 2016 compared to 2015 primarily due to the senior secured promissory notes being outstanding throughout 2016 and only a portion of 2015 as further below discussed. The Company also recognized a $0.1 million increase in other expenses primarily due to write-downs on the value of certain equipment.

Interest expense decreased in 2015 compared to 2014 as we did not enter into any new capital lease agreements. Interest expense to related parties increased in 2015 compared to 2014 as we issued and sold to affiliates of Waddell & Reed Financial, Inc., a beneficial owner of more than 5% of our common stock, senior secured promissory notes in the aggregate principal amount of $40.0 million in August 2015. The notes bear interest at a rate of 8% per annum. In connection with the notes, we issued warrants to purchase 4.0 million shares of our common stock. The fair value of the warrants at the date of issuance of $4.6 million was recorded as a discount to the notes and is being amortized to interest expense to related parties over the term of the arrangement.

Seasonality and Quarterly Results

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations and products and our recognition of revenue on both a “sell-in” and “sell-through” basis, depending on the transaction. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products. Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications, and the California drought in 2015 and the Northeast U.S. drought in 2016 adversely affected fungicide sales. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of total revenues for each of the four quarters in fiscal years 2016 and 2015. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this information. This information should be read in connection with the audited consolidated financial statements and related notes included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of operations for historical periods are not necessarily indicative of the results of operations for any future period.

Fiscal Year 2016:

	MARCH 31, 2016	JUNE 30, 2016	SEPTEMBER 30, 2016	DECEMBER 31, 2016
	(In thousands)
	(Unaudited)
Revenues:
Product	$2,577	$4,957	$3,549	$2,632
License	92	92	85	58
Related party	—	—	—	—
Total revenues	2,669	5,049	3,634	2,690
Cost of product revenues	2,269	3,118	2,493	1,642
Gross profit (loss)	400	1,931	1,141	1,048
Operating expenses:
Research, development and patent	2,322	2,313	2,662	2,373
Selling, general and administrative	5,530	4,512	3,754	4,714
Total operating expenses	7,852	6,825	6,416	7,087
Loss from operations	(7,452)	(4,894)	(5,275)	(6,039)
Other income (expense):
Interest income	15	10	8	4
Interest expense	(750)	(759)	(755)	(677)
Interest expense to related parties	(1,083)	(1,083)	(1,099)	(1,096)
Other income (expense), net	(6)	(57)	(81)	(2)
Total other expense	(1,824)	(1,889)	(1,927)	(1,771)
Income taxes	—	—	—	—
Net loss	$(9,276)	$(6,783)	$(7,202)	$(7,810)
Product Shipments(1)	$3,886	$4,169	$3,096	$5,215
(1)

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

The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Product revenues	$2,577	$4,957	$3,549	$2,632
Change in deferred product revenue(a)	1,309	(788)	(453)	2,583
Product shipments	$3,886	$4,169	$3,096	$5,215

(a)

Change in deferred product revenue is defined as the increase in the amount of deferred product revenues accrued during the applicable period, less prior deferred product revenues recognized during the applicable period, excluding the change in deferred revenue associated with license fees and customer deposits. For the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, deferred license revenues decreased $92,000, $92,000, $85,000 and $58,000, respectively. For the three months ended March 31, 2016, June 30, 2016, September 30, 2016 September 30, 2016 and December 31, 2016, customer deposits included in deferred revenues were $0, 943,000, $923,000 and $0, respectively.

	MARCH 31, 2016	JUNE 30, 2016	SEPTEMBER 30, 2016	DECEMBER 31, 2016
	(In thousands)
	(Unaudited)
Revenues:
Product	97%	98%	98%	98%
License	3%	2%	2%	2%
Related party	—	—	—	—
Total revenues	100%	100%	100%	100%
Cost of product revenues	85%	62%	69%	61%
Gross profit (loss)	15%	38%	31%	39%
Operating expenses:
Research, development and patent	87%	46%	73%	88%
Selling, general and administrative	207%	89%	103%	175%
Total operating expenses	294%	135%	176%	263%
Loss from operations	(279)%	(97)%	(145)%	(224)%
Other income (expense):
Interest income	1%	0%	0%	0%
Interest expense	(28)%	(15)%	(21)%	(25)%
Interest expense to related parties	(41)%	(21)%	(30)%	(41)%
Other income (expense), net	(0)%	(1)%	(2)%	(0)%
Total other expense	(68)%	(37)%	(53)%	(66)%
Income taxes	—	—	—	—
Net loss	(347)%	(134)%	(198)%	(290)%

Fiscal Year 2015:

	MARCH 31, 2015	JUNE 30, 2015	SEPTEMBER 30, 2015	DECEMBER 31, 2015
	(In thousands)
	(Unaudited)
Revenues:
Product	$1,774	$3,091	$2,295	$1,816
License	83	83	83	84
Related party	199	183	97	13
Total revenues	2,056	3,357	2,475	1,913
Cost of product revenues (1)	1,998	2,994	2,340	1,924
Gross profit (loss)	58	363	135	(11)
Operating expenses:
Research, development and patent	3,422	3,328	3,442	3,308
Selling, general and administrative	7,887	7,411	5,317	5,887
Total operating expenses	11,309	10,739	8,759	9,195
Loss from operations	(11,251)	(10,376)	(8,624)	(9,206)
Other income (expense):
Interest income	9	6	14	22
Interest expense	(669)	(659)	(687)	(749)
Interest expense to related parties	—	—	(501)	(1,098)
Other income (expense), net	(3)	44	(1)	1
Total other expense	(663)	(609)	(1,175)	(1,824)
Income taxes	—	—	—	—
Net loss	$(11,914)	$(10,985)	$(9,799)	$(11,030)
Product Shipments(1)	$2,171	$2,485	$1,800	$2,582

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

The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below:

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Product revenues	$1,774	$3,091	$2,295	$1,816
Related party revenues(a)	199	183	97	$13
Change in deferred product revenue(a)	198	(789)	(592)	753
Product shipments	$2,171	$2,485	$1,800	$2,582

(a)	Related party revenues only consist of product sales for these periods and are not related to license revenues.

(b)

Change in deferred product revenue is defined as the increase in the amount of deferred product revenues accrued during the applicable period, less prior deferred product revenues recognized during the applicable period, excluding the change in deferred revenue associated with license fees and customer deposits. For the three months ended March 31, 2015, June 30, 2015 and September 30, 2015, deferred license revenues decreased $83,000, $83,000 and $83,000, respectively. For the three months ended December 31, 2015, deferred revenue associated with license fees increased $216,000.

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

In the August 2013 IPO, we issued 5.5 million shares of our common stock (inclusive of 0.7 million shares of common stock sold upon the exercise of the underwriters’ option to purchase additional shares). The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to us were $65.6 million, and after deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received totaled $56.1 million.

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

In June 2014, we also borrowed $10.0 million pursuant to a promissory note with a bank. This note requires us to maintain a deposit balance with the lender of $1.6 million. In addition, until we provide documentation that proceeds from the loan were used for construction of our manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of December 31, 2016, we had $1.4 million remaining in the restricted deposit account.

In August 2015, we issued and sold to affiliates of Waddell & Reed, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. These notes required us to maintain a cash and cash equivalents balance of $15.0 million through May 31, 2016. On May 31, 2016, the terms of this note were amended to remove the minimum cash balance requirement. From the date of this agreement through May 31, 2016, $15,000,000 was recorded as restricted cash and included in non-current assets.

In December 2016, we filed a shelf a registration statement on Form S-3 with the SEC that provides for the sale and issuance of up to $50.0 million of our common stock, preferred stock, debt securities, warrants, rights and/or units, including the ability to sell up to $15.0 million of our common stock through an at-the-market program in accordance with an offering agreement we entered into with H.C. Wainwright. We began selling common shares under this registration statement in January 2017.

In addition, in March 2017, we entered into an invoice purchase agreement with LSQ Funding Group, L.C. (“LSQ”), pursuant to which LSQ may elect to purchase up to $7,000,000 of eligible customer invoices from us.  The Company’s obligations under the LSQ Financing are secured by a lien on substantially all of the Company’s personal property; such lien is first priority with respect to the Company’s accounts receivable, inventory, and related property.

As of December 31, 2016, our cash and cash equivalents totaled $9.6 million, and we had an additional $3.0 million of restricted cash that we are contractually obligated to maintain in accordance with our debt agreements, which are discussed further below. Unless Five Star Bank extends its waiver of the applicable covenant, or we enter into strategic agreements that include significant cash payments upfront, significantly increase revenues from sales or raise additional capital through the issuance of equity, we will exceed the maximum debt-to-worth requirement under our promissory note with Five Star Bank at the expiration of the waiver on December 31, 2017. As of December 31, 2016, we had an accumulated deficit of $234.6 million, and we estimate that we will continue to incur losses, which will further increase our accumulated deficit. Based on this cash on hand and our expectation that we will continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, enter into strategic agreements that include significant cash payments upfront and/or raise additional capital. There is no assurance that we will be able to obtain waivers of our debt covenants or raise capital, or if we are able to raise capital, that it will be on favorable terms. Adequate funds for these and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales and product development activities, further reduce operating expenses and/or reduce capital investment. We incorporated additional information regarding risks related to our capital and liquidity described in this Annual Report filed on Form 10-K in Part I— Item 1A— “Risk Factors”, which should be read in connection with this disclosure.

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of December 31, 2016, we had received an aggregate of $3.9 million in payments under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

During the years ended December 31, 2016, 2015 and 2014, we used $0.2 million, $1.7 million and $13.0 million, respectively, in cash to fund capital expenditures. In July 2012, we acquired a manufacturing facility, formerly used as a biodiesel plant. Repurposing of the facility was completed in 2014 and included the installation of fermentation tanks and the construction of a dedicated building to house them. In December 2013, we produced the first test batch of Grandevo at this facility and began full-scale production of our products using our own manufacturing capacity in

2014. The facility now accommodates full-scale production of Regalia and full-scale fermentation of Grandevo and Zequanox.

We had the following debt arrangements in place as of December 31, 2016, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	14.00%	$12,593	Monthly(4)/October 2018
Promissory Note (2)	5.50%	$9,386	Monthly/June 2036
Promissory Notes (3)	8.00%	$41,618	Biannually(5)/August 2020

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	Monthly payments are interest only until maturity.
(5)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.

October 2012 and April 2013 Secured Promissory Notes

In October 2012, we completed the sale of promissory notes in the aggregate principal amount of $7.5 million to twelve lenders in a private placement. In addition, in April 2013, we completed the sale of an additional $4.95 million of promissory notes to ten lenders in a private placement under an amendment to the note purchase agreement in exchange for $3.7 million in cash and $1.25 million in cancellation of indebtedness under a previously outstanding convertible note. In August 2015, the terms of the notes were amended, resulting in an increase in the interest rate to 18% effective September 1, 2015 for the remaining term of the notes. In addition, in accordance with terms of the notes whereby the maturity date may be extended for a period of two years from the original maturity date of October 2015, we provided a written notice in September 2015 to extend the maturity date to October 2017. In November 2016, the terms of the notes were again amended, resulting in a decrease in the interest rate to 14% effective November 1, 2016 for the remaining term of the notes. In addition, the maturity date was extended from October 2017 to October 2018. As consideration for the amended terms, the Company issued 124,500 warrants to the lenders party to the loan agreement underlying the promissory notes. The warrants have a ten year term, expiring November 2026, with an exercise price of $2.38 per share.

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

June 2014 Secured Promissory Note

In June 2014, we borrowed $10.0 million pursuant to a business loan agreement and promissory note with Five Star Bank which bears interest at prime rate plus 2% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount. As of December 31, 2016, the interest rate was 5.5%.

The June 2014 Secured Promissory Note is repayable in monthly payments of $65,737 commencing in July 2014, with the final payment due in June 2036. Certain of our deposit accounts and our subsidiary’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the lender of $1.6 million, which was recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds from the loan were used for construction of the manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of December 31, 2016, we had $1.4 million remaining in this restricted deposit account, which was recorded as restricted cash included in current assets.

We may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

We are required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the lender. We are also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the lender may declare the entire unpaid principal and interest immediately due and payable. As of December 31, 2014, we were in breach of certain of our covenants under the loan agreement as a result of our annual and quarterly reports not being filed within the prescribed time period and our being in breach of covenants on the October 2012 and April 2013 Secured Promissory Notes described above. In addition, effective September 30, 2015, our debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40.0 million in promissory notes in August 2015 as described below, which increased our debt while we continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, we received a waiver from the lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2015) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016 ), and we subsequently received an additional waiver with respect to the requirement that we maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2017). The receipt of these waivers and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured our otherwise being in breach of the covenants under the loan agreement.

August 2015 Senior Secured Promissory Notes

On August 20, 2015, we issued and sold senior secured promissory notes to three affiliated lenders in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. The notes contained customary covenants.   In addition, from the date of the agreement through May 31, 2016, these notes required us to maintain cash and cash equivalents of at least $15 million.  On May 31, 2016, the terms of the August 2015 Secured Promissory Notes were amended, terminating the requirement that we maintain a $15 million minimum cash balance.  From the date of the agreement through May 31, 2016, $15 million was recorded as restricted cash and included in non-current assets.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
		(In thousands)
Net cash used in operating activities	$(24,307)	$(36,174)	$(35,935)
Net cash provided by (used in) investing activities	(209)	(1,646)	671
Net cash provided by financing activities	14,287	22,334	46,133
Net increase (decrease) in cash and cash equivalents	$(10,229)	$(15,486)	$10,869

Cash Flows from Operating Activities

Net cash used in operating activities of $24.3 million during the twelve months ended December 31, 2016 primarily resulted from our net loss of $31.1 million, which included $2.2 million of depreciation and amortization expense, $2.7 million of share-based compensation expense, $1.3 million of non-cash interest expense, and $0.1 million of loss on disposal of equipment. In addition, net cash used in operating activities resulted from an increase in accounts receivable of $1.2 million, and decreases in accounts payable of $0.6 million, deferred cost of product revenues of $1.1 million, and a decrease in accrued other liabilities of $0.2 million. This was offset by decreases in inventories of $0.6 million, prepaid expenses and other assets of $0.2 million, an increase in deferred revenues, including related party deferred revenue, of $2.3 million and accrued interest due to related parties of $0.4 million.

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

Net cash used in operating activities of $35.9 million during the twelve months ended December 31, 2014 primarily resulted from our net loss of $51.7 million, which included $4.6 million of share-based compensation expense, $2.6 million of depreciation and amortization expense, loss on disposal assets of $0.2 million and $0.8 million of non-cash interest expense. The net loss also included approximately $5.8 million in accounting, consulting and legal fees incurred as a result of the Audit Committee’s independent investigation. In addition, net cash used in operating activities resulted from decreases in deferred revenue of $0.1 million and deferred revenue from related parties of $0.7 million and increases in prepaid expenses and other assets of $0.3 million. This was offset by decreases in accounts receivable of $2.0 million, deferred cost of product revenues of $1.1 million, inventories of $0.1, million and accounts receivable from related parties of $0.9 million, and increases in customer refund liabilities of $1.0 million, accounts payable of $1.7 million and accrued and other liabilities of $1.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities of $0.2 million during the twelve months ended December 31, 2016 resulted from the purchase of property, plant and equipment to support growth of our operations.

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

Cash Flows from Financing Activities

Net cash provided by financing activities of $14.4 million during the twelve months ended December 31, 2016 consisted primarily of $15.3 million from the change in restricted cash associated with an amendment to our related party debt. This was partially offset by $0.3 million in payments on our debt, $0.8 million in payments on our capital lease obligations.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2016:

	TOTAL	2017	2018-2019	2020-2021	2022 AND BEYOND
	(In thousands)
Operating lease obligations	$2,513	$949	$1,564	$—	$—
Debt and capital leases	62,649	1,113	33,045	20,664	7,827
Interest payments relating to debt and capital leases	18,256	6,713	5,999	1,941	3,603
Total	$83,418	$8,775	$40,608	$22,605	$11,430

Operating leases consist of contractual obligations from agreements for non-cancelable office space and leases used to finance the acquisition of equipment. Debt and capital equipment lease payments and the interest payments relating thereto include promissory notes and capital lease obligations in accordance with the payment terms under the agreements.

In September 2013 and then amended in April 2014, we entered into a lease agreement for approximately 27,300 square feet of office and laboratory space located in Davis, California. The initial term of the lease is for a period of

60 months and commenced in August 2014. The monthly base rent is $44,000 for the first 12 months with a 3% increase each year thereafter. Concurrent with this amendment, in April 2014, we entered into a lease agreement with an affiliate of the landlord to lease approximately 17,400 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter. In addition, we leased a portion of the location of our old headquarters in Davis, California until that lease expired in October 2016.

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

Since December 31, 2016, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations during the years ended December 31, 2016, 2015 and 2014.

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

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to us certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of December 31, 2016 and 2015, we recorded current deferred product revenues of $5.4 million and $2.8 million, respectively, including current deferred product revenues from related parties of $0 and $0.2 million, respectively. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the years ended December 31, 2016, 2015 and 2014, 44%, 47% and 53%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, we offer certain product rebates to our distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

We recognize license revenues pursuant to strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. During the year ended December 31, 2016, we received payments totaling $0.3 million under these agreements, and as of December 31, 2016, there were no amounts included in accounts receivable under these agreements. During the year ended December 31, 2015, we received payments totaling $0.8 million under these agreements, and as of December 31, 2015, an additional $0.3 million was included in accounts receivable. During the year ended December 31, 2014, we received payments totaling $0.5 million under these agreements, and an additional $0.8 million was included in accounts receivable.

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

As of December 31, 2016, we recorded current and non-current deferred revenues of $0.2 million and $1.8 million, respectively, related to payments received under these agreements. As of December 31, 2015, we recorded current and non-current deferred revenues of $0.3 million and $2.0 million, respectively, related to payments received under these agreements.

Share-Based Compensation

We recognize share-based compensation expense for all stock options and restricted stock units granted to employees and directors based on estimated fair values.

We estimate the fair value of restricted stock units based on the closing bid price of our common stock on the date of grant. During the year ended December 31, 2016 and 2015, we recognized $198,000 and $96,000 of share-based compensation expense on restricted stock units. Total share-based compensation expense related to restricted stock units not yet recognized as of December 31, 2016 was $141,000, which is expected to be recognized over a weighted average period of 0.8 years.

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

The estimated fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $2.5 million, $5.0 million and $3.9 million, respectively. The weighted-average estimated fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $0.61, $0.75 per share, and $6.10 per share, respectively. During the years ended December 31, 2016, 2015 and 2014, we recorded share-based compensation expense related to stock options of $2.5 million, $3.7 million and $4.6 million, respectively. As of December 31, 2016, the total share-based compensation expense related to unvested stock options granted to employees under our share-based compensation plans but not yet recognized was $2.1 million. These costs will be amortized to expense on a straight-line basis over a weighted-average remaining term of 1.6 years.

On November 7, 2013, we announced that our chief financial officer, Donald J. Glidewell, had decided to retire, and we entered into a transition agreement with Mr. Glidewell which provided, among other things, for the vesting of his outstanding equity awards through the transition date. During the year ended December 31, 2014, we recorded share-based compensation expense of $0.4 million relating to the acceleration of vesting of Mr. Glidewell’s equity awards. No share-based compensation expense was recognized relating to the acceleration of vesting of Mr. Glidewell’s equity awards during the year ended December 31, 2016 or 2015, and as of December 31, 2016, there was no share-based compensation expense related to unvested options granted to Mr. Glidewell under the Company’s stock option plans not yet recognized.

We use the Black-Scholes-Merton (“BSM”) option-pricing model to calculate the estimated fair value of stock options on the measurement date (generally, the date of grant). The required inputs in the option-pricing model include the expected life of the stock options, estimated volatility factor, risk-free interest rate and expected dividend yield. These inputs are subjective and generally require significant judgment. During the years ended December 31, 2016, 2015 and 2014, we calculated the fair value of stock options granted based on the following assumptions:

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Expected life (years)	5.85-6.08	6.08	5.46-6.08
Estimated volatility factor	45%-46%	46%-47%	49%-71%
Risk-free interest rate	1.13%-2.18%	1.86%-1.93%	1.63%-2.05%
Expected dividend yield	—	—	—

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets cannot be recognized under the preceding criteria, we establish valuation allowances, as necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2016 and 2015, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. Our judgments regarding deferred tax assets may change due to future market conditions, as we expand into international jurisdictions, due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to our deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made.

We recognize liabilities for uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our policy is to analyze our tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. As of December 31, 2016 and 2015, we concluded that no uncertain tax positions were required to be recognized in our consolidated financial statements.

We recognize interest and penalties related to income tax matters in income tax expense. No amounts were recognized for interest and penalties during the years ended December 31, 2016, 2015 and 2014.

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

Interest Rate Risk

We had cash and cash equivalents of $9.6 million as of December 31, 2016, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Marrone Bio Innovations, Inc.

We have audited the accompanying consolidated balance sheets of Marrone Bio Innovations, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marrone Bio Innovations, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception, has a net capital deficiency, and has additional capital needs that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2016 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Roseville, California
March 31, 2017

MARRONE BIO INNOVATIONS, INC.

Consolidated Balance Sheets

(In Thousands, Except Par Value)

	DECEMBER 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$9,609	$19,838
Restricted cash, current portion	1,444	1,856
Accounts receivable	3,592	2,347
Inventories, net	8,482	9,064
Deferred cost of product revenues, including deferred cost of product revenues to related parties of $0 and $79 as of December 31, 2016 and December 31, 2015, respectively	2,688	1,596
Prepaid expenses and other current assets	1,060	1,211
Total current assets	26,875	35,912
Property, plant and equipment, net	17,343	18,445
Restricted cash, less current portion	1,560	16,560
Other assets	205	284
Total assets	$45,983	$71,201
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,385	$2,007
Accrued liabilities	5,508	5,689
Accrued interest due to related parties	1,618	1,175
Deferred revenue, current portion	5,647	2,919
Deferred revenue from related parties	—	168
Capital lease obligations, current portion	839	647
Debt, current portion	252	244
Total current liabilities	15,249	12,849
Deferred revenue, less current portion	1,787	2,021
Capital lease obligations, less current portion	—	18
Debt, less current portion	21,083	21,509
Debt due to related parties	36,667	35,512
Other liabilities	1,381	1,314
Total liabilities	76,167	73,223
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 24,661 shares issued and outstanding as of December 31, 2016 and 24,536 as of December 31, 2015	—	—
Additional paid in capital	204,463	201,554
Accumulated deficit	(234,647)	(203,576)
Total stockholders' deficit	(30,184)	(2,022)
Total liabilities and stockholders' deficit	$45,983	$71,201

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Revenues:
Product	$13,715	$8,976	$7,750
License	327	333	232
Related party	—	492	1,154
Total revenues	14,042	9,801	9,136
Cost of product revenues, including cost of product revenues to related parties of $0, $254 and $561 for the years ended December 31, 2016, 2015 and 2014, respectively	9,522	9,256	9,438
Gross profit (loss)	4,520	545	(302)
Operating Expenses:
Research, development and patent	9,670	13,500	19,281
Selling, general and administrative	18,510	26,502	28,950
Total operating expenses	28,180	40,002	48,231
Loss from operations	(23,660)	(39,457)	(48,533)
Other income (expense):
Interest income	37	51	59
Interest expense	(2,941)	(2,764)	(2,907)
Interest expense to related parties	(4,361)	(1,599)	—
Other income (expense), net	(146)	41	(278)
Total other expense, net	(7,411)	(4,271)	(3,126)
Loss before income taxes	(31,071)	(43,728)	(51,659)
Income taxes	—	—	—
Net loss	$(31,071)	$(43,728)	$(51,659)
Basic and diluted net loss per common share	$(1.26)	$(1.79)	$(2.32)
Weighted-average shares outstanding used in computing net loss per common share	24,617	24,469	22,314

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Comprehensive Loss

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Net loss	$(31,071)	$(43,728)	$(51,659)
Other comprehensive loss	—	—	—
Comprehensive loss	$(31,071)	$(43,728)	$(51,659)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements Stockholders’ Equity (Deficit)

(In Thousands)

					TOTAL
	COMMON STOCK		ADDITIONAL	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	PAID IN CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2013	19,323	—	$147,220	$(108,189)	$39,031
Net loss	—	—	—	(51,659)	(51,659)
Exercise of stock options	561	—	1,305	—	1,305
Share-based compensation	—	—	4,555	—	4,555
Cash exercise of common stock warrants	6	—	50	—	50
Issuance of common stock in follow-on offering, net of offering costs and underwriter commissions	4,575	—	39,949	—	39,949
Balance at December 31, 2014	24,465	—	193,079	(159,848)	33,231
Net loss	—	—	—	(43,728)	(43,728)
Exercise of stock options	61	—	54	—	54
Share-based compensation	—	—	3,811	—	3,811
Issuance of common stock warrants	—	—	4,610	—	4,610
Conversion of restricted stock units	10	—	—	—	—
Balance at December 31, 2015	24,536	—	201,554	(203,576)	(2,022)
Net loss	—	—	—	(31,071)	(31,071)
Exercise of stock options	48	—	31	—	31
Share-based compensation	—	—	2,669	—	2,669
Issuance of common stock warrants	—	—	209	—	209
Conversion of restricted stock units	77	—	—	—	—
Balance at December 31, 2016	24,661	$—	$204,463	$(234,647)	$(30,184)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(31,071)	$(43,728)	$(51,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,235	3,510	2,581
Loss (gain) on disposal of equipment	135	(39)	243
Share-based compensation	2,669	3,811	4,555
Non-cash interest expense	1,329	803	780
Amortization of investment securities premiums discounts, net	—	—	10
Net changes in operating assets and liabilities:
Accounts receivable	(1,245)	(560)	1,997
Accounts receivable from related party	—	—	903
Inventories	582	3,580	73
Prepaid Expenses and other assets	189	142	(309)
Deferred cost of product revenues	(1,092)	201	1,064
Accounts payable	(588)	(3,486)	1,667
Accrued and other liabilities	(219)	(76)	1,895
Accrued interest due to related parties	443	1,175	—
Deferred revenue	2,494	29	(108)
Deferred revenue from related parties	(168)	(492)	(671)
Customer refund liabilities	—	(1,044)	1,044
Net cash used in operating activities	(24,307)	(36,174)	(35,935)
Cash flows from investing activities
Purchases of property, plant and equipment	(209)	(1,653)	(13,002)
Proceeds from the sale of equipment	—	7	6
Purchase of short-term investments	—	—	(49)
Maturities of short-term investments	—	—	13,716
Net cash provided by (used in) investing activities	(209)	(1,646)	671
Cash flows from financing activities
Proceeds from public offering, net of offering costs and underwriter commissions	—	—	39,949
Proceeds from issuance of debt, net of financing costs	—	—	9,696
Proceeds from issuance of debt due to related parties, net of financing costs	—	39,698	—
Proceeds from line of credit	—	—	4,687
Repayment of line of credit	—	—	(4,687)
Repayment of debt	(260)	(435)	(378)
Financing costs	(75)	—	—
Repayment of capital leases	(821)	(1,983)	(1,073)
Change in restricted cash	15,412	(15,000)	(3,416)
Exercise of stock options	31	54	1,305
Proceeds from exercise of common stock warrants	—	—	50
Net cash provided by financing activities	14,287	22,334	46,133
Net increase (decrease) in cash and cash equivalents	(10,229)	(15,486)	10,869
Cash and cash equivalents, beginning of period	19,838	35,324	24,455
Cash and cash equivalents, end of period	$9,609	$19,838	$35,324

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0, $4 and $668 for the years ended December 31, 2016, 2015 and 2014, respectively	$5,550	$2,297	$2,102
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$21	$499	$204
Equipment acquired under capital leases	$1,586	$787	$834
Equipment acquired in association with operating leases	$—	$—	$285

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

In December 2016, the Company filed a shelf registration statement with the SEC on Form S-3 that provides for the sale and issuance of up to $50,000,000 of its common stock, preferred stock, debt securities, warrants, rights and/or units, including the ability to sell up to $15,000,000 of the Company’s common stock through an at-the-market program in accordance with an offering agreement with a third party.

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of December 31, 2016, the Company had an accumulated deficit of $234,647,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. Until the completion of the IPO in August 2013, the Company had funded operations primarily with net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of December 31, 2016, the Company had working capital of $11,626,000, including cash and cash equivalents of $9,609,000. In addition, as of December 31, 2016, the Company had debt and debt due to related parties of $21,335,000 and $36,667,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. In addition, as of

December 31, 2016, the Company had a total of $3,004,000 of restricted cash relating to these debt agreements (see Notes 6 and 15).

If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires December 31, 2017, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under a promissory note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

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

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from the Company’s ability to continue as a going concern. We adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements.

The Company believes that its existing cash and cash equivalents of $9,609,000 at December 31, 2016, expected revenues, the net proceeds from its “at-the-market” offering, and the March 2017 LSQ Financing arrangement (as discussed in Note 19) will not be sufficient to fund operations as currently planned through one year from the date of the issuance of these financial statements, which raises substantial doubt as to the Company’s ability to continue as a going concern. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company will continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. Management intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock.

The June 2014 Secured Promissory Note contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the financial statements. The lender has waived their right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through October 1, 2018. As a result, none of the long term portion of the Company’s outstanding debt has been reclassified to current in these financial statements as of December 31, 2016.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	DECEMBER 31, 2016
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,752	$3,752	$—	$—

	DECEMBER 31, 2015
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,750	$3,750	$—	$—

The Company’s money market funds are held at registered investment companies. As of December 31, 2016 and 2015, the money market funds were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

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

During the years ended December 31, 2016, 2015 and 2014, 10%, 9% and 12%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. These two product lines accounted for 74%, 89% and 91% of the Company’s total revenues during the years ended December 31, 2016, 2015 and 2014, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
Year ended December 31,
2016	25%	3%	5%
2015	28%	10%	8%
2014	30%	4%	13%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either December 31, 2016 or 2015 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
December 31, 2016	21%	10%	7%	14%
December 31, 2015	32%	29%	12%	0%

 Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently relies on one supplier for this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long term business relationship with this supplier. The Company endeavors to keep 9-12 months of knotweed extract on hand at any given time, but an unexpected disruption in supply could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price.

Accounts Receivable

The carrying value of the Company’s receivables represents their estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is recorded accordingly. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. During the years ended December 31, 2016, 2015 and 2014, no receivable balances were written-off. As of December 31, 2016 and 2015, the Company had no allowance for doubtful accounts.

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

During the year ended December 31, 2016, the Company recorded, as a component of cost of product revenues, adjustments to inventory reserves of $177,000 due to quantities on hand that may not be used or sold prior to expiration, and an adjustment of $771,000 as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

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

Inventories, net consist of the following (in thousands):

	DECEMBER 31,
	2016	2015
Raw materials	$3,491	$5,110
Work in progress	2,044	1,044
Finished goods	2,947	2,910
	$8,482	$9,064

As of December 31, 2016 and 2015, the Company had $127,000 and $24,000, respectively, in reserves against its inventories.

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of December 31, 2016 and 2015, the Company recorded deferred cost of product revenues of $2,688,000 and $1,596,000, respectively, including deferred cost of product revenues to related parties of $0 and $79,000, respectively.

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

During the year ended December 31, 2016, the Company identified certain equipment that it intends to dispose of or sell in the near term. The Company has committed to sell or dispose of this equipment with an estimated total realizable fair value, less costs to sell, of approximately $70,000. These items classified as held for sale were valued as of September 30, 2016 and based on unobservable inputs and classified as Level 3 within the fair value hierarchy. Assets held for sale are included in prepaid expenses and other current assets. The Company determined the fair value based, in part, upon recent third-party valuation appraisals. The Company recognized an impairment charge of $66,000 on the assets held for sale during year ended December 31, 2016 in the statement of operations under other income (expense), net.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to the Company certain unsold products, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of December 31, 2016 and 2015, the Company recorded current deferred product revenues of $5,411,000 and $2,760,000, respectively, including current deferred product revenues from related parties of $0 and $168,000, respectively. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the years ended December 31, 2016, 2015 and 2014, 44%, 47% and 53%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. During the year ended December 31, 2016, the Company received payments totaling $300,000 under these agreements.  During the year ended December 31, 2015, the Company received payments totaling $750,000 under these agreements, and as of December 31, 2015, and additional $300,000 was included in accounts receivable. During the year ended December 31, 2014, the Company received payments totaling $500,000 under these agreements, and as of December 31, 2014, an additional $750,000 was included in accounts receivable. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $327,000, $333,000 and $232,000, respectively, as license revenues, excluding related party revenues.

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

As of December 31, 2016, the Company recorded current and non-current deferred revenues of $236,000 and $1,787,000, respectively, related to payments received under these agreements. As of December 31, 2015, the Company recorded current and non-current deferred revenues of $327,000 and $2,021,000, respectively, related to payments received under these agreements.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. During the years ended December 31, 2016, 2015 and 2014, research and development expenses totaled $8,654,000, $12,392,000 and $18,110,000, respectively, and patent expenses totaled $1,016,000, $1,108,000, and $1,171,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2016, 2015 and 2014 were $213,000, $456,000 and $557,000, respectively.

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

The Company uses the Black-Scholes-Merton option-pricing model to calculate the estimated fair value of stock options on the measurement date (generally, the date of grant). The required inputs in the option-pricing model include the expected life of the stock options, estimated volatility factor, risk-free interest rate and expected dividend yield. These inputs are subjective and generally require significant judgment. During the years ended December 31, 2016, 2015 and 2014, the Company calculated the fair value of stock options granted based on the following assumptions:

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Expected life (years)	5.85-6.08	6.08	5.46-6.08
Estimated volatility factor	45%-46%	46%-47%	49%-71%
Risk-free interest rate	1.13%-2.18%	1.86%-1.93%	1.63%-2.05%
Expected dividend yield	—	—	—

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets cannot be recognized under the preceding criteria, the Company establishes valuation allowances, as necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2016 and 2015, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. The Company’s judgments regarding deferred tax assets may change due to future market conditions, as the Company expands into international jurisdictions, due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the Company’s deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made.

The Company recognizes liabilities for uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to analyze the Company’s tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. As of December 31, 2016 and 2015, the Company concluded that no uncertain tax positions were required to be recognized in its consolidated financial statements.

The Company recognizes interest and penalties related to income tax matters in income tax expense. No amounts were recognized for interest and penalties during the years ended December 31, 2016, 2015 and 2014.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The Company adopted ASU 2014-15 effective December 31, 2016. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as disclosed in Note 1.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016 including interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt ASU 2015-11. The Company does not expect the adoption of ASU 2015-11 to have a material impact to its consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 and its related amendments provide new, globally applicable converged guidance concerning recognition and measurement of revenue.  The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized. The underlying principle is that revenue is to be recognized for the transfer of goods or services to customers that reflects the amount of consideration that the Company expects to be entitled to in exchange for those goods or services.  Additionally, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for annual and interim periods beginning on or after December 15, 2017.  ASU 2014-09 allows for either full retrospective or modified retrospective adoption.  The Company is currently evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU 2014-09.

The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. Although the Company is continuing to assess the impact of the new guidance, the Company believes the most significant impact will relate to the recognition of product sales made to distributors. The Company currently recognizes revenue from the sale of products made to distributors on either a sell-in or sell-through basis depending on the specific circumstances of the arrangement.  The new guidance will likely result in an acceleration of revenue as the Company may no longer be required to defer revenues related to distributors that are currently recognized on the sell-through basis under the new standard. The Company is reviewing its revenue contracts and working on its plan for implementation of the new guidance which it will adopt beginning in the first quarter of 2018.

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

3. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	DECEMBER 31,
	2016	2015
Land	$1	$1
Buildings	6,528	6,598
Computer equipment and software	522	522
Furniture, fixtures and office equipment	352	347
Machinery and equipment	14,887	15,964
Leasehold improvements	2,373	2,372
Construction in progress	7	3
	24,670	25,807
Less accumulated depreciation	(7,327)	(7,362)
	$17,343	$18,445

The Company has granted interests in certain property, plant and equipment to third parties in connection with certain financing arrangements (see Note 6).

The Company recognized depreciation and amortization expense during the years ended December 31, 2016, 2015 and 2014 of $2,235,000, $3,510,000 and $2,581,000, respectively, which included amortization expense related to capital leases during those periods (see Note 11).

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

The following table sets forth the potential shares of common stock as of the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	DECEMBER 31,
	2016	2015	2014
Stock options outstanding	3,397	2,116	2,831
Warrants to purchase common stock	4,152	4,027	145
Restricted stock units outstanding	415	107	—

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(In thousands, except per share data)
Numerator:
Net loss	$(31,071)	$(43,728)	$(51,659)

Denominator
Weighted average shares outstanding used for basic and diluted net loss per share	24,617	24,469	22,314
Basic and diluted net loss per share	$(1.26)	$(1.79)	$(2.32)

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2016	2015
Accrued compensation	$1,403	$999
Accrued severance	—	209
Accrued warranty costs	754	384
Accrued legal costs	569	915
Accrued customer incentives	639	82
Accrued SEC civil penalty (Note 12)	—	1,750
Accrued liabilities, other	2,143	1,350
	$5,508	$5,689

On January 14, 2015, James Iademarco was appointed as the Company’s President and Chief Operating Officer. On August 20, 2015, the Company entered into a separation agreement with Mr. Iademarco whereby he resigned effective August 31, 2015, but agreed to remain available to advise the Company in a consulting capacity for an additional period of up to 90 days to assist with the transition of various pending matters. Pursuant to the separation agreement, Mr. Iademarco is entitled to receive, among other things, an amount equal to one-twelfth of his prior base salary of $290,000 on or before the 15th day of each of the twelve months following August 31, 2015 and certain premium payments for health and vision insurance coverage, in partial consideration for Mr. Iademarco granting the Company a general release of liability and claims. During the year ended December 31, 2015, the Company recorded severance expenses in the amount of $313,000 to selling, general and administrative expenses based on the terms of Mr. Iademarco’s separation agreement, of which $209,000 was accrued as of December 31, 2015. During the year ended December 31, 2016, the Company did not record any selling, general and administrative expenses based on the terms of Mr. Iademarco’s separation agreement, and there were no remaining severance accruals related to this agreement as of December 31, 2016.

During the year ended December 31, 2015, the Company reduced overall headcount as part of its measures to streamline business operations, reduce operating expenses and conserve cash. During the year ended December 31, 2015, the Company recorded severance expenses in the amount of $180,000 to research, development and patent expenses and $115,000 to selling, general and administrative expenses based on the terms of the employees’ separation agreements, all of which had been paid as of December 31, 2015. There were no expenses recorded nor were there any accrual remaining as of December 31, 2016.

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

Balance at December 31, 2015	$384
Warranties issued during the period	$429
Settlements made during the period	(59)
Balance at December 31, 2016	$754

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	DECEMBER 31,
	2016	2015
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 14.00% per annum, payable monthly through October 2018, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of December 31, 2016 and December 31, 2015 of $228 and $48, respectively, discount is based on imputed interest rate of 15.0%	$12,222	$12,402
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.5% as of December 31, 2016) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of December 31, 2016 and December 31, 2015 of $247 and $270, respectively, discount is based on imputed interest rate of 5.8%	9,113	9,351
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized discount as of December 31, 2016 and December 31, 2015 of $3,333 and $4,488, respectively debt discount is based on imputed interest rate of 10.9% (see Note 15)	36,667	35,512
Debt, including debt due to related parties	58,002	57,265
Less debt due to related parties	(36,667)	(35,512)
Less current portion	(252)	(244)
	$21,083	$21,509

As of December 31, 2016, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties, are due as follows (in thousands):

Year Ended December 31,
2017	$274
2018	22,739
2019	10,306
2020	20,322
2021	342
Thereafter	7,827
Total future principal payments	$61,810

The fair value of the Company’s outstanding debt obligations as of December 31, 2016 and 2015 was $21,611,000  and $23,457,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 15% for the fixed rate debt and 5.50% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

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

Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. The October 2012 Secured Promissory Notes have an initial term of three years and can be extended for an additional two years in one year increments at the option of the Company. During the initial three-year term, the October 2012 Secured Promissory Notes bear interest at 12% per annum. If the term of the October 2012 Secured Promissory Notes is extended an additional year, the interest rate is 13% during the fourth year. If the term of the October 2012 Secured Promissory Notes is extended for an additional two years, the interest rate is 14% during the fifth year. Interest on the October 2012 Secured Promissory Notes is payable monthly through the initial maturity date of the loan, which is October 2, 2015, or through any extension period. The principal and all unpaid interest are due on the maturity date, as may be extended. In August 2015, the terms of the October 2012 Secured Promissory Notes were amended, resulting in an increase in the interest rate to 18% effective September 1, 2015 for the then remaining term of the notes. The Company also provided a written notice in September 2015 to extend the maturity date to October 2, 2017. This amendment was accounted for as a modification of the loan agreement with the effective interest rate adjusted prospectively from the amendment date. In November 2016, the Company amended the October 2012 Secured Promissory Notes. The amendment resulted in (i) a decrease of the interest rate to 14% effective November 1, 2016 for the remaining term of the notes; (ii) an extension of the maturity date by one year to October 2, 2018; (iii) an agreement by Gordon Snyder, an individual, as administrative agent for the Lenders (defined below) (the “Snyder Agent”) to enter into an intercreditor agreement, on behalf of itself and the Lenders party to the underlying loan agreement (the “Lenders”), with a third- party lender pursuant to which the Snyder Agent would subordinate its lien in the Company’s accounts receivable and inventory to the new lien of the third-party lender in such collateral; and (iv) the Company’s delivery to the Snyder Agent warrants in the name of each Lender to purchase 10 shares of the Company’s common stock for each $1,000 of principal outstanding under the loans by each such Lender, for a total of 124,500 shares subject to the warrants (“November 2016 Warrants”), at an exercise price of $2.38 per share.  The November 2016 Warrants were valued using the Black Scholes method at $209,000 and recorded as a discount to the debt. This discount is being amortized over the remaining term of this note and the outstanding balance of the November 2016 Warrants was $192,000 as of December 31, 2016.

As part of the terms of the October 2012 Secured Promissory Notes, the Company is required to pay a fee of 5% of the funded principal amount to the agent that facilitated the borrowing and provides management of the relationship with the group of lenders (“Agent Fee”). This Agent Fee is payable within 30 days after all interest and principal have been paid. For each year the Company extends the maturity date of the October 2012 Secured Promissory Notes beyond the initial term, the agent will receive an additional 1% fee based on the funded principal amount. The present value of the unpaid Agent Fee, based on 5% of the funded principal amount, or $261,000, as of the closing date of the October 2012 Secured Promissory Notes this fee was originally recorded as both deferred financing costs as a component of current and non-current other assets and non-current other liabilities.  The balance of the deferred financing costs as of December 31, 2015 has been retrospectively reclassified as a discount to these notes as of December 31, 2015 as further discussed in Note 2. As the maturity date was extended two years in September 2015, the agent fee was increased to 7% of the funded principal amount. The amortization of the deferred financing costs and the accretion of the Agent Fee are recorded to interest expense over the term of the arrangement. As of December 31, 2016, $762,000 of the Agent Fee, including the amounts relating to the additional funds received from the issuance of the April 2013 Secured Promissory Notes discussed below, was recorded under non-current other liabilities. In addition, the Company incurred an additional $66,000 in financing-related costs, primarily legal fees. These costs were originally recorded as deferred financing costs and have been retrospectively reclassified as of December 31, 2015 as a discount to this note and are being amortized to interest expense over the term of the arrangement as further discussed in Note 2.

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

Activity related to the October 2012 and April 2013 Secured Promissory Notes from December 31, 2015 through December 31, 2016 consisted of the following (in thousands):

	DECEMBER 31,		AMORTIZATION	PRINCIPAL	DECEMBER 31,
	2015	ADDITIONS	OF DEBT	PAYMENTS	2016
Principal	$12,450	$—	$—	$—	$12,450
Debt discount related to the issuance of common stock warrants (1)	(12)	(209)	18	—	(203)
Discount related to the $3,750,000 Notes (1)	(36)	(12)	23	—	(25)

	$12,402	$(221)	$41	$—	$12,222

(1)	The amortization of this account is included in interest expense in the consolidated statements of operations and as non-cash interest expense in the consolidated statements of cash flows.

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

Secured Promissory Note

On April 11, 2014, the Company entered into a $3,000,000 promissory note with Five Star Bank. On April 14, 2014, the Company entered into an agreement with the bank to modify the terms of the promissory note from a single payment loan to a revolving line of credit, which allowed the Company to borrow up to $3,000,000. On April 28, 2014, the Company entered into an agreement to modify the terms of the revolving line of credit to increase the borrowing limit up to $5,000,000. In June 2014, the $4,687,000 balance on the revolving line of credit was paid off and the line was closed when the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with the bank (“Lender”) which bears interest at prime rate (3.5% as of December 31, 2016) plus 2.00% per annum. The interest rate is subject to change from time to time to reflect changes in the prime rate; however, the interest rate shall not be less than 5.25% or more than the maximum rate allowed by applicable law. If the interest rate increases, the Lender, may, at its option, increase the amount of each monthly payment to ensure that the note would be paid in full by the maturity date, increase the amount of each monthly payment to reflect the change in interest rate, increase the number of monthly payments or keep the monthly payments the same and increase the final payment amount.

The June 2014 Secured Promissory Note is repayable in monthly payments of $65,737 commencing in July 2014 and adjusted from time-to-time as interest rates change, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM, LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of December 31, 2016, the Company had $1,444,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

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

The Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by the Lender. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, the Lender may declare the entire unpaid principal and interest immediately due and payable. Effective September 30, 2015, the Company’s debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40,000,000 in promissory notes in August 2015 as described in Note 15, which increased the Company’s debt while the Company continued to incur net losses, which decreased stockholders’ equity. However, in November 2015, the Company received a waiver from the Lender with respect to compliance with the requirements to (i) deliver annual financial statements (extended to November 15, 2015), (ii) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2016) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2016), and the Company subsequently received an additional waiver with respect to the requirement that we maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2017). The receipt of these waiver and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured the Company’s otherwise being in breach of the covenants under the loan agreement for the year ended December 31, 2015 and 2016.

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

8. Warrants

The following table summarizes information about the Company’s common stock warrants outstanding as of December 31, 2016 (in thousands, except exercise price data):

			NUMBER OF
			SHARES
			SUBJECT TO
		EXPIRATION	WARRANTS	EXERCISE
DESCRIPTION	ISSUE DATE	DATE	ISSUED	PRICE
In connection with June 2013 Credit Facility (June 2013 Warrants)	June 2013	June 2023 (1)	27	$8.40
In connection with August 2015 Senior Secured Promissory Notes (August 2015 Warrants)	August 2015	August 2023	4,000	$1.91
In connection with October 2012 and April 2013 Secured Promissory Notes (November 2016 Warrants)	November 2016	November 2026	125	$2.38
			4,152

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

The June 2013 Warrants became exercisable on the date of the IPO. The August 2015 Warrants were immediately exercisable and remain exercisable subject to certain exceptions. The November 2016 Warrants were immediately exercisable and remain exercisable subject to certain exceptions.

9. Common Stock

In August 2013, the Company amended and restated its certificate of incorporation to increase the number of shares of common stock authorized for issuance to 250,000,000 shares with a par value of $0.00001. As of December 31, 2016, the Company had reserved shares of common stock for future issuances as follows (in thousands):

SHARES
Shares available for future grant under stock incentive plans	1,622
Stock options outstanding	3,397
Warrants to purchase common stock	4,152
Restricted stock units	415
9,586

10. Stock Option Plans

In July 2006, the Company authorized the 2006 Equity Incentive Plan, as amended, (“2006 Plan”). The 2006 Plan provided for the issuance of up to 1,434,000 shares of common stock underlying awards. The 2006 Plan was terminated in December 2011 and no new stock awards may be granted under the 2006 Plan.

The 2006 Plan allowed holders to exercise stock options prior to their vesting. The common stock received by the employee is restricted and follows the same vesting schedule as the underlying option. In the event the employee voluntarily or involuntarily terminates employment from the Company, the Company retains a right to repurchase the unvested common stock at the original option exercise price. As of December 31, 2016 and 2015, no options had been exercised that would be subject to repurchase.

As of December 31, 2016, options to purchase 227,000 shares of the Company’s common stock at a weighted-average exercise price of $1.13 per share were outstanding under the 2006 Plan, of which 227,000 were vested. During the year ended December 31, 2016, 45,000 and 13,000 options were exercised and cancelled, respectively, under the 2006 Plan.

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

As of December 31, 2016, options to purchase 329,000 shares of the Company’s common stock at a weighted-average exercise price of $7.45 per share were outstanding under the 2011 Plan, of which 326,000 were vested. During the year ended December 31, 2016, 0 and 32,000 options were exercised and cancelled, respectively, under the 2011 Plan.

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

As of December 31, 2016, options to purchase 2,841,000 shares of the Company’s common stock at a weighted-average exercise price of $5.76 per share were outstanding under the 2013 Plan, of which 936,000 were vested. During the year ended December 31, 2016, 3,000 and 262,000 options were exercised and cancelled, respectively, under the 2013 Plan.
Generally, options vest 25% on the first anniversary from the date of grant and 1/48 per month thereafter; however, options may be granted with different vesting terms as determined by the Company’s board of directors.  During the year ended December 31, 2016, the Company granted 779,000 options with three-year vesting terms. Of these options, 329,000 were granted with terms providing for one third to vest  on each of the first, second and third anniversaries of the grant date, subject to acceleration in the event the average price of the Company’s common stock reaches certain levels. Of the remaining 450,000, one third these options vest  on the first anniversary of the grant date and 1/36 vest per month thereafter.

During the year ended December 31, 2016, the Company granted restricted stock units under the 2013 Plan. The vesting periods for the restricted stock are subject to board approval and during the year ended December 31, 2016 varied from immediate to 36 months. During the year ended December 31, 2015, the Company granted restricted stock units under the 2013 Plan. On the date of grant, 7/12 of the restricted stock units vested immediately with 5/12 vesting equally over the five monthly anniversaries following the date of issuance of the award. One share of common stock is issuable for each vested restricted stock unit upon the earlier of the grantee’s separation of service or a change in control in the case of non-employee directors, or in the case of employees the board can decide to provide for the immediate issuance of common stock once vesting has occurred. As of December 31, 2016, there were 415,000 restricted stock units outstanding under the 2013 Plan.

The following table summarizes the activity under the Company’s stock option plans for the year ended December 31, 2016 (in thousands, except exercise price and remaining contractual life data):

			WEIGHTED-
			AVERAGE
		WEIGHTED-	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE	LIFE	INTRINSIC
	OUTSTANDING	PRICE	(IN YEARS)	VALUE
Balances at December 31, 2015	2,116	$8.90	7.3	$45
Options granted	1,636	$1.36
Options exercised	(48)	$0.66
Options cancelled	(307)	$6.35
Balances at December 31, 2016	3,397	$5.62	7.9	$1,599
Vested and expected to vest at December 31, 2016	2,921	$6.06	7.6	$1,276
Exercisable at December 31, 2016	1,489	$9.07	6.2	$306

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $20,000, $35,000 and $6,302,000, respectively.

The estimated fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $2,466,000, $4,950,000, and $3,863,000, respectively. The weighted-average estimated fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $0.61 per share, $0.75 per share, and $6.10 per share, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded share-based compensation expense related to stock options of $2,471,000, $3,715,000, and $4,555,000, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company did not realize any tax benefit associated with its share-based compensation expense as certain of the option grants were incentive stock options for which share-based compensation expense is not deductible and as a result of the full valuation allowance on the Company’s deferred tax assets (see Note 13).

As of December 31, 2016, the total share-based compensation expense related to unvested options granted to employees under the Company’s stock option plans but not yet recognized was $2,108,000. This expense will be recognized on a straight-line basis over a weighted-average remaining term of 1.6 years.

On November 7, 2013, the Company announced that its Chief Financial Officer, Donald J. Glidewell, had decided to retire, and the Company entered into a transition agreement with Mr. Glidewell which provided, among other things, for the vesting of his outstanding equity awards through the transition date. During the years ended December 31, 2014, the Company recorded share-based compensation expense of $444,000 relating to the acceleration of vesting of Mr. Glidewell’s equity awards. No share-based compensation expense was recognized relating to the acceleration of vesting of Mr. Glidewell’s equity awards during the years ended December 31, 2016 or 2015, and as of December 31, 2016, there was no share-based compensation expense related to unvested options granted to Mr. Glidewell under the Company’s stock option plans not yet recognized.

The following table summarizes shares available for grant under the Company’s stock incentive plans for the year ended December 31, 2016 (in thousands):

SHARES
AVAILABLE
FOR
GRANT
Balances at December 31, 2015	2,478
Shares authorized	859
Options granted	(1,636)
Options cancelled	307
Restricted stock units granted	(393)
Restricted stock units forfeited	7
Balances at December 31, 2016	1,622

The following table summarizes the activity of restricted stock units for the year ended December 31, 2016 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2015	45	$1.23
Granted	393	$0.76
Vested	(81)	$1.04
Forfeited	(7)	$1.23
Nonvested at December 31, 2016	350	$0.75

The fair value of restricted stock units is determined based on the closing bid price of the Company’s common stock on the date of grant. During the years ended December 31, 2016, 2015, and 2014, the Company recognized $198,000, $96,000, and $0, respectively, of share-based compensation expense related to restricted stock units. Total share-based compensation expense related to restricted stock units not yet recognized as of December 31, 2016 was $141,000, which is expected to be recognized over a weighted average period of 0.77 years.

11. Capital Leases

The Company accounts for certain equipment acquired under financing arrangements as capital leases. This equipment is included in property, plant and equipment, and amortization of assets under capital leases is included in depreciation expense. As of December 31, 2016 and 2015, the cost of this equipment was $1,904,000 and $2,991,000, respectively, and accumulated amortization was $473,000 and $2,457,000, respectively.

Amortization of capital leases during the years ended December 31, 2016, 2015 and 2014 totaled $265,000, $1,567,000, and $1,496,000, respectively.

As of December 31, 2016, the Company’s aggregate contractual future minimum lease payments on the capital leases are due as follows (in thousands):

CAPITAL
LEASES
Year Ended December 31,
2017	$894
Total minimum payments required	894
Less amount representing interest	(55)
Present value of future payments	839
Less current portion	(839)
$—

12. Commitments and Contingencies

Operating Leases

The Company has a non-cancelable lease for an aggregate of approximately 24,500 square feet of non-contiguous office space in an office complex in Davis, California under which a portion of the covered space terminated beginning in February 2014. The remaining portion of the space terminated in October 2016. The lease includes negotiated annual increases in the monthly rental payments.

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

The Company recognizes expense under its operating leases on a straight-line basis over the terms of the leases. As of December 31, 2016, the Company’s aggregate contractual future minimum lease payments under non-cancelable lease agreements is as follows (in thousands):

OPERATING
LEASES
Year Ended December 31,
2017	$949
2018	949
2019	615
Total minimum payments required	$2,513

The Company incurred rent expense of $959,000, $1,102,000, and $1,134,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

On January 19, 2016, the Company entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space located in Davis, California pursuant to the terms of its lease agreement. The initial term of the sublease is for a period of approximately 43 months and commenced on February 1, 2016. The monthly base rent is approximately $5,000 per month for the first 12 months with a 5% increase each year thereafter. The Company recognized $60,000 from the sublease which offset the rental expense for the year ended December 31, 2016.

Litigation

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, the Company, along with certain of its current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al, Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in or traceable to the Company’s August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in the Company’s June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”). the initial consolidated complaint also named certain of the Company’s current and former officers and directors and the Company’s independent registered public accounting firm as defendants. The initial consolidated complaint alleged violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about the Company’s business and prospects, including its financial statements, product revenues and system of internal controls. An amended consolidated complaint was filed on January 11, 2016. On March 15, 2016, lead plaintiffs moved to amend their consolidated complaint to, among other things, assert claims on behalf of all persons who purchased or otherwise acquired the Company’s securities on the open market between August 1, 2013 and November 10, 2015. On April 4, 2016, counsel for the Company and its current and former officer and directors, counsel for the Company’s primary and excess directors’ and officers’ liability insurers, and counsel for lead plaintiffs attended a private mediation before Jed D. Melnick at the JAMS offices in New York, New York. On May 25, 2016, the parties executed a final stipulation of settlement and lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. The stipulation provided for dismissal of the action as to the Company and the officer and director defendants, and a payment by our insurers of $12.0 million to an escrow account, to be distributed upon order of the court. On May 27, 2016, the Federal Court approved lead plaintiffs’ motion to amend their consolidated complaint. At the Federal Court’s request, the settling parties revised the stipulation and papers in support of preliminary approval to reflect the amended consolidated complaint, and refiled for preliminary approval of the settlement on June 16, 2016. On July 8, 2016, the Federal Court granted preliminary approval of the class action settlement. On September 27, 2016, the Federal Court granted final approval of the settlement.

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

On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on the Company’s behalf, against certain current and former officers and members of the Company’s board of directors and the Company’s independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleges that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing the Company to issue allegedly false and misleading statements and that the Company’s independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2014 Derivate Actions and 2015 Derivative Action overlap substantially with one another and those at issue the Class Action described above. On April 4, 2016, counsel for the Company and the current and former officer and directors, counsel for the Company’s primary and excess directors’ and officers’ liability insurers, and counsel for the Derivative Action plaintiffs attended a private mediation before Jed D. Melnick at the JAMS offices in New York, New York. On November 15, 2016, the parties executed a final stipulation of settlement.  The stipulation provides for dismissal of the Derivative Actions as to the Company, the individual defendants, and the Company’s independent registered public accounting firm, and the Company agrees to adopt or maintain certain corporate governance reforms for at least four years.  On November 18, 2016, lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. On January 11, 2017, the State Court entered an order preliminarily approving settlement and providing for notice (the “Preliminary Approval Order”). The Preliminary Approval Order provides that the State Court will hold a hearing for final approval of the Stipulation on April 5, 2017. The outcome of this matter is not presently determinable, and The Company is currently unable to estimate a range of reasonably possible loss for the litigation as this matter involves significant uncertainties. Those uncertainties include the legal theory or the nature of the claims, the complexity of the facts, the results of any investigation or litigation and the timing of resolution of the investigations or litigation. Although the Company cannot estimate a range of reasonably possible loss based on currently available information, the resolution of this matter could have a material adverse effect on its financial position, results of operations and cash flows.

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

13. Income Taxes

As of December 31, 2016, the Company had net operating loss carryforwards for federal income tax reporting purposes of $190,121,000, which begin to expire in 2026, and California and various other state net operating loss carryforwards of $122,519,000 and $41,751,000, respectively, which will continue to expire in 2017. California net operating loss carryforwards of $1,744,000 will expire in  2017. California and various other state net operating loss carryforwards of $120,775,000 and $41,751,000, respectively, will expire from 2028 through 2036. In addition, as of December 31, 2016, the Company had federal research and development tax credit carryforwards of $2,087,000, which begin to expire in 2026, and state research and development tax credit carryforwards of $2,235,000, which have no expiration date.

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

As of December 31, 2016, deferred tax assets of $80,004,000, arising primarily as a result of the Company’s net operating loss carryforwards, tax credits and certain costs capitalized for tax purposes, were fully offset by a valuation allowance. The valuation allowance increased by $11,035,000, $15,241,000 and $18,459,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The deferred tax asset balances as of December 31, 2016 and 2015 excluded excess tax benefits from stock option exercises of $2,096,000 and $2,096,000, respectively.

The temporary timing differences that give rise to the deferred tax assets are as follows (in thousands):

	DECEMBER 31,
	2016	2015
Components of deferred taxes:
Net operating loss carryforwards	$71,329	$62,255
Research and development tax credits	2,670	2,418
Other, net	6,005	4,296
Net deferred tax assets	80,004	68,969
Less valuation allowance	(80,004)	(68,969)
Net deferred tax assets	$—	$—

The Company had no deferred tax liabilities as of December 31, 2016 and 2016.

The Company recognized no income tax expense and received no benefit from income taxes during the years ended December 31, 2016, 2015 and 2014. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	DECEMBER 31,
	2016	2015
Federal tax benefit at statutory rate	34%	34%
State tax benefit, net of federal benefit	4	5
Interest expense	(1)	(1)
Share-based compensation expense	(1)	(2)
Other	(1)	—
Adjustment due to change in valuation allowance	(35)	(36)
Provision for income taxes	—%	—%

As of December 31, 2016, the Company had unrecognized tax benefits of $1,083,000. The unrecognized tax benefits, if recognized, would not impact the Company’s effective tax rate as the recognition of these tax benefits would be offset by changes in the Company’s valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax position during the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015
Balance at January 1	$982	$853
Increase related to prior year tax positions	—	—
Increase related to current year tax positions	101	129
Balance at December 31	$1,083	$982

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for 2006 through 2015 due to unutilized net operating loss carryforwards and research and development tax credit carryforwards.

14. Employee Benefit Plan

The Company offers a defined contribution plan to all eligible employees, which is qualified under Section 401(k) of the IRC. The Company currently provides a matching contribution based on a formula which provides for a dollar-for-dollar matching contribution of the employee’s 401(k) contribution up to 3% of eligible pay plus a 50% matching contribution on the employee’s 401(k) contribution between 3% and 5% of eligible pay. Each participant is 100% vested in elective contributions and the Company’s matching contribution. The Company provided 401(k)

matching contributions during the years ended December 31, 2016, 2015 and 2014 of $282,000, $330,000 and $370,000, respectively.

15. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. Debt due to related parties as of December 31, 2016 was $36,667,000, net of unamortized debt discount of $3,333,000. The fair value of the Company’s debt due to related parties was $38,120,000 as of December 31, 2016, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25%, and is classified as Level 3 within the fair value hierarchy. Accrued interest due to related parties as of December 31, 2016 was $1,618,000.

The August 2015 Senior Secured Promissory Notes contain customary covenants. In addition, from the date of the agreement through May 31, 2016, these notes contained the contractual obligation to maintain cash and cash equivalents of at least $15,000,000. On May 31, 2016, the terms of the August 2015 Secured Promissory Notes were amended to remove this minimum cash balance requirement. From the date of this agreement through May 31, 2016, $15,000,000 had been recorded as restricted cash and included in non-current assets.

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

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of December 31, 2016, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

The Tremont Group, Inc.

Les Lyman, a former member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. In January 2016, Les Lyman resigned from the Company’s board of directors effective January 4, 2016. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to January 4, 2016 were not included in related party revenues, and no revenues were recognized for such sales during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, revenue of $492,000 and $821,000, respectively, was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by The Tremont Group, Inc. during the period. As of December 31, 2015 and 2014, the Company had no outstanding accounts receivable due from The Tremont Group, Inc.  As of December 31, 2015 and 2014, the Company recorded deferred cost of product revenues of $79,000 and $333,000, respectively, and current deferred product revenues of $168,000 and $660,000, respectively, relating to product sold to The Tremont Group, Inc. where title has transferred but the criteria for revenue recognition have not been met.

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

In December 2016, the Company filed a shelf registration statement with the SEC on Form S-3, which registration statement was declared effective on January 6, 2017 and allows the Company to offer up to $50 million of securities from time to time in one or more public offerings. In December 2016, the Company also entered into an “at-the-market” offering agreement with H.C. Wainwright. In accordance with the terms of such agreement, the Company may, from time to time, offer and sell additional shares of its common stock having an aggregate offering price of up to $15 million. As of March 24, 2017, the Company sold a total of 104,000 shares of our common stock under the at-the-market program at a weighted-average selling price of $2.22 per share for proceeds (net of commission) of $0.2 million and $14.8 million remained available for sale under the agreement with H.C. Wainwright and under the registration statement, respectively.

18. Quarterly Financial Information (Unaudited)

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	2016	2016	2016	2016
	(In thousands, except per share data)
Total revenues	$2,669	$5,049	$3,634	$2,690
Gross profit (loss)	400	1,931	1,141	1,048
Net loss	(9,276)	(6,783)	(7,202)	(7,810)
Basic and diluted net loss per common share	(0.38)	(0.28)	(0.29)	(0.32)

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	2015	2015	2015	2015
	(In thousands, except per share data)
Total revenues	$2,056	$3,357	$2,475	$1,913
Gross profit (loss)	58	363	135	(11)
Net loss	(11,914)	(10,985)	(9,799)	(11,030)
Basic and diluted net loss per common share	(0.49)	(0.45)	(0.40)	(0.45)

19. Subsequent Event

LSQ Facility

On March 24, 2017, the Company entered into an Invoice Purchase Agreement (the “LSQ Financing”) with LSQ Funding Group, L.C. (“LSQ”), pursuant to which LSQ may elect to purchase up to $7,000,000 of eligible customer invoices from the Company.  The Company’s obligations under the LSQ Financing are secured by a lien on substantially all of the Company’s personal property; such lien is first priority with respect to the Company’s accounts receivable, inventory, and related property, pursuant to an intercreditor agreement, dated March 22, 2017 (the “Three Party Intercreditor Agreement”), with the Snyder Agent, on behalf of the Snyder Lenders, and the agent for the holders of the August 2015 Senior Secured Promissory Notes.

Advances by LSQ may be made at an advance rate of 80% of the face value of the receivables being sold.  The Company also pays to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears.  An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding).  The LSQ Financing agreement will be effective for one year with automatic one year renewals thereafter unless terminated within a 30-day window near the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window.  The events of default under the LSQ Facility include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on March 31, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Pamela G. Marrone	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2017
Pamela G. Marrone

/s/ James B. Boyd	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 31, 2017
James B. Boyd

/s/ Tim Fogarty	Chair of the Board	March 31, 2017
Tim Fogarty

/s/ Kathleen A. Merrigan	Director	March 31, 2017
Kathleen A. Merrigan

/s/ George Kerckhove	Director	March 31, 2017
George Kerckhove

/s/ Michael H. Benoff	Director	March 31, 2017
Michael H. Benoff

/s/ Richard Rominger	Director	March 31, 2017
Richard Rominger

/s/ Zachary Wochok	Director	March 31, 2017
Zachary Wochok

INDEX TO EXHIBITS

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

3.1	Fourth Amended and Restated Certificate of Incorporation of Marrone Bio Innovations, Inc.	10-K	001-36030	3.1	March 25, 2014

3.2	Amended and Restated Bylaws of Marrone Bio Innovations, Inc.	10-K	001-36030	3.2	March 25, 2014

4.1	Form of Marrone Bio Innovations, Inc.’s common stock certificate.	S-1/A	333-189753	10.4	July 22, 2013

4.2	Form of Senior Secured Promissory Notes issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.1	August 25, 2015

4.3	Form of Warrants issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.2	August 25, 2015

10.1†	Marrone Bio Innovations, Inc. Stock Option Plan and related documents.	S-1	333-189753	10.1	July 1, 2013

10.2†	Marrone Bio Innovations, Inc. 2011 Stock Plan and related documents.	S-1	333-189753	10.2	July 1, 2013

10.3†	Marrone Bio Innovations, Inc. 2013 Stock Incentive Plan and related documents.	S-1/A	333-189753	10.3	July 22, 2013

10.4†	Indemnification Agreement by and between Marrone Bio Innovations, Inc. and each of its directors and executive officers.	S-1/A	333-189753	10.4	July 22, 2013

10.5†	Offer letter, dated June 29, 2006, between Marrone Organic Innovations, Inc. and Dr. Pamela G. Marrone.	S-1	333-189753	10.5	July 1, 2013

10.6†	Offer letter, dated February 26, 2014, between Marrone Bio Innovations, Inc. and Linda V. Moore.	10-K	001-36030	10.6	November 10, 2015

10.7†	Letter Agreement, dated March 3, 2015, between Marrone Bio Innovations, Inc. and Linda V. Moore.	10-K	001-36030	10.7	November 10, 2015

10.8†	Offer letter, dated February 10, 2014, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.8	March 25, 2014

10.9†	Letter Agreement, dated March 3, 2015, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.9	November 10, 2015

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

10.10	Office Lease, dated September 9, 2013, by and between Bio Innovations, Inc. and Six Davis, LLC.	10-Q	001-36030	10.1	September 13, 2013

10.11	First Amendment to Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Six Davis, LLC.	10-Q	001-36030	10.3	May 15, 2014

10.12	Office Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Seven Davis, LLC.	10-Q	001-36030	10.4	May 15, 2014

10.13	Business Loan Agreement, dated June 13, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing LLC and Marrone Bio Innovations, Inc.	10-Q	001-36030	10.4	August 13, 2014

10.14	Convertible Note Purchase Agreement, dated March 15, 2012, by and among Marrone Bio Innovations, Inc. and the Investors party thereto, including form of convertible promissory note.	S-1	333-189753	10.15	July 1, 2013

10.15	Amendment and Consent, dated August 30, 2012, by and among Marrone Bio Innovations, Inc. and the Investors party thereto, including form of convertible promissory note.	S-1	333-189753	10.16	July 1, 2013

10.16	Loan Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc., the Investors party thereto and Gordon Snyder, as agent, including form of promissory note and warrant.	S-1	333-189753	10.17	July 1, 2013

10.17	Security Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc. and the administrative and collateral agent.	S-1	333-189753	10.18	July 1, 2013

10.18	Loan Agreement, dated October 16, 2012, by and among Marrone Bio Innovations, Inc., the Investor party thereto and the administrative and collateral agent, including form of convertible promissory note.	S-1	333-189753	10.19	July 1, 2013

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

10.19	Security Agreement, dated October 16, 2012, by and among Marrone Bio Innovations, Inc. and the administrative and collateral agent.	S-1	333-189753	10.20	July 1, 2013

10.20	Note Purchase Agreement, dated December 6, 2012, by and between Marrone Bio Innovations, Inc. and Syngenta Ventures Pte. Ltd., including convertible promissory note.	S-1	333-189753	10.21	July 1, 2013

10.21	Intercreditor Agreement, dated December 6, 2012, by and among Marrone Bio Innovations, Inc., Syngenta Ventures Pte. Ltd. and the administrative agent and collateral agent.	S-1	333-189753	10.22	July 1, 2013

10.22	Amendment and Consent, dated April 10, 2013, by and among Marrone Bio Innovations, Inc. and the administrative agent party thereto.	S-1	333-189753	10.23	July 1, 2013

10.23	Credit Facility Agreement, dated June 14, 2013, by and among Marrone Bio Innovations, Inc. and the Investors party thereto, including form of promissory note and warrant.	S-1	333-189753	10.33	July 1, 2013

10.24††	License Agreement, dated May 22, 2007, between the KHH Biosci, Inc. and Marrone Organic Innovations, Inc.	S-1/A	333-189753	10.24	July 31, 2013

10.25††	License Agreement, dated November 13, 2007, between the U.S. Government, as represented by the U.S. Department of Agriculture, Agricultural Research Service, and Marrone Organic Innovations, Inc.	S-1	333-189753	10.25	July 1, 2013

10.26††	License Agreement, dated December 28, 2009, between the University of the State of New York and Marrone Bio Innovations, Inc.	S-1/A	333-189753	10.26	July 31, 2013

10.27††	Commercial Agreement, dated February 1, 2011, between Syngenta Crop Protection AG and Marrone Bio Innovations, Inc.	S-1/A	333-189753	10.27	July 31, 2013

10.28††	Commercial Agreement, dated August 26, 2011, between FMC Corporation and Marrone Bio Innovations, Inc.	S-1/A	333-189753	10.28	July 31, 2013

10.29††	Technology Evaluation and Master Development Agreement, dated September 13, 2011, between The Scotts Company LLC and Marrone Bio Innovations, Inc.	S-1/A	333-189753	10.29	July 31, 2013

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

10.30	Asset Purchase Agreement, dated May 25, 2012, between Bankruptcy Trustee for Michigan BioDiesel, LLC and Marrone Bio Innovations, Inc.	S-1	333-189753	10.30	July 1, 2013

10.31†	Offer letter, dated January 2, 2015, by and between Marrone Bio Innovations, Inc. and James Iademarco.	10-Q	001-36030	10.1	November 10, 2015

10.32†	Separation Agreement, dated as of August 20, 2015, by and between Marrone Bio Innovations, Inc. and James Iademarco.	8-K	001-36030	10.3	August 25, 2015

10.33	Security Agreement, dated as of August 20, 2015, by and among Marrone Bio Innovations, Inc. and the counterparties thereto.	8-K	001-36030	10.1	August 25, 2015

10.34	Omnibus Amendment to Loan Agreement, dated as of August 19, 2015, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.2	August 25, 2015

10.35†	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and Pamela G. Marrone.					X

10.36†	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and James B. Boyd.					X

10.37†	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and Linda V Moore.					X

10.38	Omnibus Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.					X

10.39	Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology	8-K	001-36030	10.01	June 2, 2016
10.40	At the Market Offering Agreement, dated December 9, 2016, by and between the Company and H.C. Wainwright & Co., LLC	S-3	333-215024	1.1	December 9, 2016

10.41	Amendment to At the Market Offering Agreement, dated December 27, 2016, by and between the Company and H.C. Wainwright & Co., LLC	S-3/A	333-215024	1.2	December 29, 2016

10.42	Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.					X

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

21.1	List of Subsidiaries of Marrone Bio Innovations, Inc.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements

X

†	Indicates a management contract or compensatory plan or arrangement.
††	Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.