Form 10-K/A
period 2016-12-31
MARRONE BIO INNOVATIONS INC
filed 2017-04-24
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 14, 2017
Common Stock, $0.00001 par value	24,779,448

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Marrone Bio Innovations, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission, or SEC, on April 3, 2017 (the “Original Filing”). This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III to include the information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our executive officers, directors and key employees as of April 14, 2017:

NAME	AGE	POSITION
Board of Directors:
Pamela G. Marrone, Ph.D.	60	President, Chief Executive Officer and Director
Michael H. Benoff(1) (2)	63	Director
George H. Kerckhove(2)	79	Director
Kathleen A. Merrigan, Ph.D.(3)	57	Director
Timothy Fogarty(1) (2)	56	Chair of the Board
Richard Rominger(1) (3)	89	Director
Zachary S. Wochok, Ph.D. (1) (3)	74	Director
Other Executive Officers:
James B. Boyd	64	Senior Vice President, Chief Financial Officer and Assistant Secretary
Linda V. Moore	70	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Brian R. Ahrens	45	Vice President of Sales
Keith J. Pitts	53	Vice President of Regulatory and Government Affairs
Amit Vasavada, Ph.D.	62	Vice President of Research and Development
Tim Johnson, Ph.D.	60	Vice President of Field Development and Technical Services

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Board of Directors

Pamela G. Marrone, Ph.D. is our founder and has served as our Chief Executive Officer and has been a member of our board of directors since our inception in 2006 and as our President during that period except from January 2015 through August 2015. Prior to founding the Company, in 1995 Dr. Marrone founded AgraQuest, Inc. (acquired by Bayer), where she served as chief executive officer until May 2004 and as president or chairman from such time until March 2006, and where she led teams that discovered and commercialized several bio-based pest management products. She served as founding president and business unit head for Entotech, Inc., a biopesticide subsidiary of Denmark-based Novo Nordisk A/S (acquired by Abbott Laboratories), from 1990 to 1995, and held various positions at the Monsanto Company from 1983 until 1990, where she led the Insect Biology Group, which was involved in pioneering projects in transgenic crops, natural products and microbial pesticides. Dr. Marrone is an author of over a dozen invited publications, is in demand as a speaker and has served on the boards and advisory councils of numerous professional and academic organizations. In 2016, Dr. Marrone was elected to the Cornell University Board of Trustees. In 2013, Dr. Marrone was named the Sacramento region’s “Executive of the Year” by the Sacramento Business Journal and “Cleantech Innovator of the Year” by the Sacramento Area Regional Technology Alliance and Best Manager with Strategic Vision by Agrow in 2014. Dr. Marrone earned a B.S. in Entomology from Cornell University and a Ph.D. in Entomology from North Carolina State University. We believe Dr. Marrone’s qualifications to sit on our board of directors include the fact that, as our founder, Dr. Marrone is uniquely familiar with the business, structure, culture and history of our company and that she also brings to the board of directors considerable expertise based on her management and technical and commercialization experience in the biopesticide industry.

Michael H. Benoff joined our board of directors in January of 2016. Since September 2008, Mr. Benoff has served as a consultant for a variety of companies, advising on debt acquisition and structure, providing guidance on corporate governance and strategy, organizational structure and asset growth plans, managing capital raising and acquisition activities and preparing business models for his clients. From May 1987 to February 1999, Mr. Benoff served in a variety of roles at The Money Store Inc., including executive vice president and chief financial officer, during which time the company was acquired by First Union National Bank, with Mr. Benoff playing an instrumental role in the transaction. Since 2009, Mr. Benoff has served on the board of and as audit and finance committee chairman of Sacramento Tree Foundation. Mr. Benoff served on the board of OIS Corporation from June 2004 to August 2007, during which time he served on the board’s audit committee. Mr. Benoff received a B.A. in Politics from Princeton University. We believe Mr. Benoff’s qualification to sit on our board of directors include his extensive experience as an executive and consultant in finance, operations, corporate governance and public and private debt and equity markets.

George H. Kerckhove has served on our board of directors since July 2014. He has served on the board of directors for Gundersen Medical Foundation since 2010 and previously served on the board of directors for Merix Corporation, where he chaired the audit committee, Wellspring International, American Standard Companies and the Mississippi Valley Conservancy Land Trust. He worked with the American Standard Companies from 1988 through 2000, where he served as VP and chief financial officer, executive VP and global sector manager of various countries and president and general manager of the European Division. Prior to that, he served in a variety of positions from 1962 through 1987 with The Trane Company, from product manager in several product departments, VP and general manager, Process Equipment Division, and executive VP and general manager of both the US and International Commercial Equipment Divisions. Mr. Kerckhove received Bachelor of Science degrees in Agricultural Engineering and Mechanical Engineering, a Master of Science Degree in Mechanical Engineering, and an MBA, all from the University of Wisconsin in Madison. We believe Mr. Kerckhove’s qualifications to sit on our board include his education in agricultural engineering and his extensive experience in finance, accounting and management in global publically-traded companies.

Kathleen A. Merrigan, Ph.D. joined our board of directors in March of 2016. Dr. Merrigan has served as the executive director of sustainability at The George Washington University since 2014, where she leads the GW Sustainability Collaborative and GW Food Institute and serves as a professor of public policy. She has also been actively involved with the Food and Agriculture Organization of the United Nations since 1998, serving in various roles including delegation head, chairman and lecturer. From 2013 to 2014, Dr. Merrigan worked as an independent consultant advising clients on strategic business planning. From 2009 to 2013, Dr. Merrigan served as deputy secretary and chief operating officer of the United States Department of Agriculture. Dr. Merrigan is currently a board member of FoodCorps and Stone Barns Center for Food and Agriculture. She was named as one of Time Magazine’s 100 Most Influential People in the World in 2010. Dr. Merrigan received a Ph.D. in Public Policy and Environmental Planning from Massachusetts Institute of Technology, an M.A. in Public Affairs from the University of Texas at Austin and a B.A. from Williams College. We believe Dr. Merrigan’s qualifications to sit on our board include her extensive experience in and knowledge of agriculture and food systems as well as the perspective gained in the leadership roles she has in the agriculture and sustainability space.

Timothy Fogarty has served on our board of directors since 2010 and was appointed the Chair of our board in 2015. As the chief financial officer and a partner of The Contrarian Group, Inc., a private equity fund affiliated with CGI Opportunity Fund II, L.P., which is a 5% stockholder, where he has worked since May 2006, Mr. Fogarty previously served on the boards of TeachTown, Amanzi and Bellwether Marine Acquisition Corporation. From December 2003 to March 2006, Mr. Fogarty worked for Cypress Reinsurance, a startup Bermuda reinsurer, as president and chief operating officer. Mr. Fogarty is a Certified Public Accountant in good standing in California and earned a B.S. in Accounting from California State Polytechnic University, Pomona. We believe Mr. Fogarty’s qualifications to sit on our board of directors include his extensive experience in investment management and accounting and his perspective gained as a board member of various early-stage companies.

Richard Rominger has served on our board of directors since our inception in 2006 and was the Chair of our board from 2008 to 2013. Mr. Rominger is a fourth generation Yolo County, California farmer and is active in farm organizations and cooperatives. Mr. Rominger served as Director (Secretary) of the California Department of Food and Agriculture from 1977 to 1982 and was the Deputy Secretary at the U. S. Department of Agriculture in Washington, DC from 1993 to 2001. As the Department’s chief operating officer, he was responsible for over 100,000 employees and a budget of approximately $100 billion. Mr. Rominger has served as a production agriculture advisor at University of California, Davis, University of California, Riverside, California State University, Fresno and California Polytechnic State University, San Luis Obispo and has served on the advisory committee of the Agricultural Sustainability Institute at University of California, Davis and as a special advisor to the Chancellor at University of California, Davis. He is a member of the University of California President’s Advisory Commission on Agriculture and Natural Resources and the California Roundtable on Agriculture and the Environment and serves on the board of directors of Oryzatech, Inc., a plant based building material company. Mr. Rominger earned a B.S. in Plant Science from University of California, Davis and graduated summa cum laude. We believe Mr. Rominger’s qualifications to sit on our board of directors include his years of government experience and his perspective gained as a leader in keeping American agriculture healthy and sustainable.

Zachary S. Wochok, Ph.D. has served on our board since May 2016. He served as president and founder of The Wochok Group, LLC, a management consulting firm, from October 2011 to March 2017. For over 25 years, Dr. Wochok has held executive positions in the agribusiness, biotechnology and food industries, including service as chairman of PGP International, Inc., a food ingredients company, from April 2011 to October 2011 and as its chief executive officer from February 1996 to March 2011, as the chairman and chief executive officer of NURTURE, Inc., as president and chief operating officer of Calgene, Inc., which was then publicly traded, and as the chief executive officer of Plant Genetics, Inc., during which time the company completed an initial public offering and later merged with Calgene, Inc., creating the largest plant biotechnology company in the United States. Dr. Wochok has served as a director and President of Grazix Animal Health, Inc. from July 2015 to March 2017, on the board of Nucelis, Inc., a specialty chemical manufacturer, from March 2012 to December 2014, an advisor to the board of directors of Cibus Global, Ltd. since January 2015 and on the Scientific Advisory Board of AgTech Accelerator since May 2016 .. He has also served as business development manager in the new ventures department at Monsanto and a lead scientist for Weyerhaeuser Company. Dr. Wochok began his career as a professor of biology at the University of Alabama, following an NIH funded post-doctoral position at Yale University. Dr. Wochok received a B.S. in Biology from LaSalle University, an M.S. in Biology from Villanova University and a Ph.D. in Cell Biology and Plant Physiology from the University of Connecticut. We believe Dr. Wochok’s qualifications to sit on our board include his education in biology and plant physiology and extensive experience serving public and private companies in the agriculture and biotechnology industries as an advisor, senior executive or director.

Executive Officers

James B. Boyd was appointed as Chief Financial Officer effective February 2014, Assistant Secretary effective March 2014 and Senior Vice President effective December 2015. Mr. Boyd previously served as chief financial officer of Quantenna Communications and Link-A-Media Devices, both venture capital backed companies, from 2012 to 2013 and from 2010 to 2012, respectively. From 2007 to 2010, he served as chief financial officer and senior vice president of Silicon Storage Technology and from 2000 to 2007, Mr. Boyd served as chief financial officer and senior vice president of ESS Technology, both Nasdaq listed companies. Mr. Boyd earned a B.A. and an M.B.A. in Finance from the University of Wisconsin and a J.D. from Golden Gate University School of Law.

Linda V. Moore was appointed as General Counsel, Secretary and Chief Compliance Officer effective March 2014 and Senior Vice President effective December 2015. Ms. Moore co-founded The Moore Group, where she served as principal from 2005 to 2007, during which time she also served as chief operating officer and general counsel of Mobius Photonics, and 2009 to 2014. From 2007 to 2009, Ms. Moore served as executive vice president, general counsel, chief compliance officer and secretary of Merix Corporation. Ms. Moore has served as an Executive Mentor to Astia (formerly Women’s Technology Cluster) and as a member of the Advisory Board for Remedy Interactive and Opportunity Works. She has also taught at the University of Detroit Mercy and Santa Clara University as an adjunct professor. Ms. Moore earned a J.D. at Michigan State University School of Law.

Brian Ahrens was appointed as Vice President of Sales in October 2014. Previously, from 2005 to 2014 Mr. Ahrens served in various positions, including strategic business leader and innovation leader, at ADAMA (previously MANA), a crop protection solutions company. From 2003 to 2005, he served in various positions, including global strategic marketing manager, at BASF, a leading chemical producer. Mr. Ahrens earned a B.A. in Agriculture Business from Iowa State University.

Keith J. Pitts was appointed as Vice President of Regulatory and Government Affairs in July 2008. Previously, from January 2001 to June 2007, Mr. Pitts served as Director of Public Policy at the Pew Initiative on Food and Biotechnology, a non-partisan research and policy organization based in Washington, D.C. From 1986 to 2001, Mr. Pitts worked in senior legislative, administrative, regulatory and public policy roles in both the U.S. Department of Agriculture and the House Committee on Agriculture. Mr. Pitts earned a B.A. in Chemistry from the University of North Carolina.

Amit Vasavada, Ph.D. was appointed as Vice President of Research and Development in March 2014. From 2009 to 2014, Dr. Vasavada served as a program manager at General Atomics. Since 2006, Dr. Vasavada has served on the scientific advisory board of Vaxiion Therapeutics and from 2008 to 2014 served as scientific advisor to NewCos, an applied microbiology and algae-based technology development company. Dr. Vasavada earned a B.S. in microbiology from Gujarat University, an M.S. in microbiology from University of Louisiana and a Ph.D. in applied microbiology from University of California, Davis.

Tim Johnson, Ph.D. was appointed as Vice President of Field Development and Technical Services in August 2015. Dr. Johnson previously served as our Global Product Development Director, Product Development Manager and Eastern U.S. Product Development Manager from June 2011 to August 2015, May 2009 to June 2011 and November 2009 to May 2009, respectively. From June 2002 to November 2008, Dr. Johnson served as manager of commercial development for Plato Industries, Ltd. Dr. Johnson earned a B.S. in Entomology and Pest Management from Iowa State University, an M.S. in Entomology from Iowa State University and a Ph.D. in Entomology from Purdue University.

Board of Directors

Our board of directors currently consists of seven members.

In accordance with our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors has been divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our current directors have been divided among the three classes as follows:

•	The Class I directors are Pamela G. Marrone, Ph.D., Michael H. Benoff and Kathleen A. Merrigan, Ph.D., and their terms will expire at the annual general meeting of stockholders to be held in 2017;

•	The Class II directors are Timothy Fogarty and Richard Rominger, and their terms will expire at the annual general meeting of stockholders to be held in 2018; and

•	The Class III directors are Zachary S. Wochok, Ph.D. and George H. Kerckhove, and their terms will expire at the annual general meeting of stockholders to be held in 2019.

The board currently separates the role of Chairman and Chief Executive Officer, with Dr. Marrone serving as Chief Executive Officer and Mr. Fogarty serving as Chairman. The board believes that separating these two roles promotes balance between the board’s independent authority to oversee our business and the Chief Executive Officer and our management team, which manages the business on a day-to-day basis. The current separation of the Chairman and Chief Executive Officer roles allows the Chief Executive Officer to focus her time and energies on operating and managing the Company and leverages the experience and perspectives of the Chairman.

We believe the board maintains effective independent oversight through a number of governance practices, including our strong committee system, open and direct communication with management, input on meeting agendas, and regular executive sessions.

In addition, the board has established the following procedures for selecting the presiding director during the executive sessions of the board. The presiding director will be (i) the Chairman of the board or (ii) another director appointed by the independent directors. In fiscal year 2016, Mr. Fogarty presided at each of the executive sessions of our board.

Director Independence

The rules of The Nasdaq Stock Market LLC (“Nasdaq”) generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3 and Rule 10C-1, a committee member may not, other than in his or her capacity as a member of the board of directors or any board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Our board of directors has also reviewed whether the directors that comprise our audit committee and compensation committee satisfy the independence standards for those committees established by the applicable SEC rules and Nasdaq rules. In making this determination, our board of directors has considered the relationships that each of these non-employee directors has with our company and all other facts and circumstances our board of directors deem relevant in determining their independence, including the beneficial ownership of our capital stock held by each non-employee director and, in the case of Mr. Fogarty, his employment with The Contrarian Group, Inc., a private equity fund affiliated with CGI Opportunity Fund II, L.P., which is a 5% stockholder. Based on this determination, the board of directors determined that each of its non-employee members is independent.

Audit Committee

Our audit committee members are Mr. Kerckhove, Mr. Fogarty and Mr. Benoff, each of whom is a non-employee member of our board of directors. Mr. Kerckhove is our audit committee chair and is our audit committee financial expert, as defined under the applicable SEC rules. Our board of directors has determined that each of Mr. Kerckhove, Mr. Fogarty and Mr. Benoff is independent within the meaning of the applicable SEC rules and the listing standards of Nasdaq.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were filed in a timely manner.

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

Changes in Governance and Nominating Committee Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Nominating and Corporate Governance Committee as potential nominees for director since such procedures were last described in our annual proxy statement, filed with the SEC on April 25, 2016.

ITEM 11. EXECUTIVE COMPENSATION

We refer to our chief executive officer and our two other most highly compensated executive officers discussed below as our “named executive officers.” Our named executive officers for fiscal year 2016 were as follows:

•	Pamela G. Marrone, Ph.D., President and Chief Executive Officer

•	James B. Boyd, Senior Vice President and Chief Financial Officer

•	Linda V. Moore , Senior Vice President, General Counsel, Secretary and Chief Compliance Officer

Summary Compensation Table

The following table presents information regarding compensation earned by or awards to our named executive officers during fiscal years 2016, 2015 and 2014.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)		OPTION & RSU AWARDS ($)(1)		NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(2)		ALL OTHER COMPENSATION ($)(3)		TOTAL ($)
Pamela G. Marrone, Ph.D.
President and Chief Executive Officer	2016	300,000	—		88,825	(4)	—		10,989		399,814
	2015	300,000	—		—		24,754	(5)	12,306		337,060
	2014	300,000	—		—		—		11,973		311,973

James B. Boyd
Senior Vice President and Chief Financial Officer	2016	250,000	—		319,350	(4)	—		10,972		580,322
	2015	248,958	—		—		20,542		10,033		279,533
	2014	202,769	10,000	(7)	1,704,699	(6)	—		1,855		1,919,323

Linda V. Moore
Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	2016	240,000	—		54,460	(4)	—		10,679		305,139
	2015	237,500	—		—		19,674		10,587		267,761
	2014	178,125	—		935,460	(6)	19,372		15,781	(8)	1,148,738

(1)	This column reflects the aggregate grant date fair value of option awards granted to our named executive officers estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718). Valuation assumptions are described in Note 10 of the Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
(2)	This column includes amounts paid under our non-equity incentive award program. Non-equity incentive awards for 2016 have not yet been determined.
(3)	This column includes our 401(k) retirement savings plan matching, payment of life insurance premiums, long-term disability and other insurance-related reimbursements unless separately noted.
(4)	The amount for Ms. Marrone represents separate option awards of 166,687 shares and 83,313 shares, each with an exercise price of $0.80, none of which have been exercised. The amount for Mr. Boyd represents separate option awards of 137,463 shares and 12,537 shares, each with an exercise price of $1.23, and 121,114 shares and 78,886 shares, each with an exercise price of $2.34, none of which have been exercised. In addition, Mr. Boyd received 31,250 restricted stock units that were fully vested. These RSUs were immediately converted into common stock. The price of closing price of the Company’s common stock on the date of conversion was $0.80. The amount for Ms. Moore represents two separate option awards of 84,319 shares and 15,681 shares, each with an exercise price of $1.23, none of which have been exercised.

(5)	Dr. Marrone voluntarily elected to defer payment of her non-equity incentive award for 2015, which has not yet been paid.
(6)	The amount for Mr. Boyd represents two separate option awards of 161,492 shares and 28,508 shares, each with an exercise price of $14.03, none of which have been exercised. The amount for Ms. Moore represents two separate option awards of 73,240 shares and 26,760 shares, each with an exercise price of $14.61, none of which have been exercised.
(7)	Represents a signing bonus.
(8)	In addition, to the items included in note 3, Ms. Moore’s other compensation for 2014 includes certain reimbursements for relocation expenses.

Outstanding Equity Awards at the End of Fiscal Year 2016

The following table provides information regarding unexercised stock options held by each of the named executive officers as of the end of fiscal year 2016.

NAME	GRANT DATE	SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)(1)		SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Pamela G. Marrone, Ph.D.	10/22/2008	47,794	(2)	—	1.19	10/22/2018
	1/28/2009	9,559	(3)	—	1.19	1/28/2019
	1/11/2010	4,779	(4)	—	1.19	1/11/2020
	1/24/2011	19,092	(5)	—	1.19	1/24/2021
	1/24/2011	31,863	(6)	—	1.19	1/24/2021
	12/15/2011	13,807	(7)	—	1.41	12/15/2021
	2/20/2012	13,390	(8)	—	3.11	2/20/2022
	10/29/2012	63,725	(9)	—	12.08	10/29/2022
	8/1/2013	1,529	(10)	319	12.00	8/1/2023
	9/27/2013	68,265	(11)	15,735	18.01	9/27/2023
	11/6/2013	381	(12)	101	16.77	11/6/2023
	8/11/2016	—	(15)	250,000	0.80	8/11/2026
James B. Boyd	2/26/2014	134,611	(13)	55,389	14.03	2/26/2024
	3/1/2016	—	(16)	150,000	1.23	3/1/2026
	11/16/2016	—	(17)	200,000	2.34	11/16/2026
Linda V. Moore	3/17/2014	68,764	(14)	31,236	14.61	3/17/2024
	3/1/2016	—	(16)	100,000	1.23	3/1/2026

(1)	Options granted under the Marrone Bio Innovations, Inc. Stock Option Plan, which we refer to as the 2006 Plan, are immediately exercisable in full, regardless of vesting. Any unvested shares issued upon the exercise of these options are subject to a right of repurchase.
(2)	The option vested with respect to one-quarter of the total shares subject to the option on the first anniversary of the vesting commencement date of November 1, 2008, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares were fully vested upon the fourth anniversary of the option’s vesting commencement date.
(3)	The option vested with respect to one-quarter of the total shares subject to the option on the first anniversary of the vesting commencement date of January 1, 2009, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares were fully vested upon the fourth anniversary of the option’s vesting commencement date.
(4)	The option vested with respect to 100% of the total shares subject to the option on the vesting commencement date of January 1, 2010.
(5)	The options vested with respect to 100% of the total shares subject to the option on the vesting commencement date of January 1, 2011.

(6)	The options vested with respect to one-quarter of the total shares subject to the option on the first anniversary of the vesting commencement date of January 1, 2011, and with respect to 1/48th of the total shares subject to the options monthly thereafter for 36 months, such that all the shares were fully vested upon the fourth anniversary of the options’ vesting commencement date.
(7)	The options vest with respect to 1/60th of the total shares subject to the options one month after the vesting commencement date of November 1, 2011, and with respect to 1/60th of the total shares subject to the options monthly thereafter for 59 months, such that all the shares will be fully vested upon the fifth anniversary of the options’ vesting commencement date.
(8)	The options vested with respect to 100% of the total shares subject to the options on the vesting commencement date of February 20, 2012.
(9)	The options vest with respect to one-quarter of the total shares subject to the options on October 18, 2013, and with respect to 1/48th of the total shares subject to the options monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the options’ vesting commencement date.
(10)	The options vest with respect to one-quarter of the total shares subject to the options on August 1, 2014, and with respect to 1/48th of the total shares subject to the options monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the options’ vesting commencement date.
(11)	The options vest with respect to one-quarter of the total shares subject to the options on September 27, 2014, and with respect to 1/48th of the total shares subject to the options monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the options’ vesting commencement date.
(12)	The option vests with respect to one-quarter of the total shares subject to the option on November 6, 2014, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.
(13)	The option vests with respect to one-quarter of the total shares subject to the option on February 26, 2015, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.
(14)	The option vests with respect to one-quarter of the total shares subject to the option on March 17, 2015, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.
(15)	The option vests with respect to one-quarter of the total shares subject to the option on August 11, 2017, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.
(16)	The option vests with respect to one-third of the total shares subject to the option on March 1, 2017, and with respect to 1/36th of the total shares subject to the option monthly thereafter for 24 months, such that all the shares will be fully vested upon the third anniversary of the option’s vesting commencement date.
(17)	The option vests with respect to one-quarter of the total shares subject to the option on November 16, 2017, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our board of directors.

Employment Agreements

We have entered into an employment offer letter with each of Dr. Marrone, Mr. Boyd and Ms. Moore, as described below. We have also entered into employee proprietary information and inventions assignment agreements with each of our named executive officers, under which each of them has agreed not to disclose our confidential information or induce us to use proprietary information or trade secrets of others at any time.

Pamela G. Marrone, Ph.D.

Effective as of June 29, 2006, we entered into an offer letter with Pamela G. Marrone, Ph.D., our President and Chief Executive Officer. Under the offer letter, Dr. Marrone is entitled to an annual base salary, which was $250,000 for 2013, and was increased to $300,000 commencing in 2014 in connection with our initial public offering. Dr. Marrone is eligible for our benefit programs on the same terms as our other executives. In addition, in accordance with the terms of the offer letter, our board of directors granted Dr. Marrone a restricted stock award of 97,424 shares, which completely vested on June 29, 2010, and an option to purchase 53,378 shares of our common stock on May 1, 2007, which completely vested on May 1, 2011.

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

James B. Boyd

Effective as of February 26, 2014, we entered into an offer letter with James B. Boyd, our Vice President and Chief Financial Officer. Under the offer letter, Mr. Boyd is entitled to an annual base salary of $240,000, and is eligible for our benefit programs, vacation benefits, medical benefits and 401(k) plan participation. In addition, in satisfaction of obligations to Mr. Boyd in the offer letter with respect to option awards, our board of directors granted Mr. Boyd an option to purchase 190,000 shares of our common stock on February 13, 2014, which vests, subject to continued employment on each vesting date, with respect to one-quarter of the total shares subject to the option on the first anniversary of the option’s vesting commencement date of February 26, 2014 and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all shares subject to the option will be fully vested on the fourth anniversary of such option’s vesting commencement date.

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

Effective March 3, 2015, Mr. Boyd’s terms of employment were revised pursuant to a letter agreement to increase his base salary to $250,000 and to provide for certain payments in the event of a termination in connection with a change in control. Such change in control provisions were superseded by the change in control agreement discussed below.

Linda V. Moore

Effective as of March 17, 2014, we entered into an offer letter with Linda V. Moore, our General Counsel. Under the offer letter, Ms. Moore is entitled to an annual base salary of $225,000, and is eligible for our benefit programs, vacation benefits, medical benefits and 401(k) plan participation. In addition, in satisfaction of obligations to Ms. Moore in the offer letter with respect to option awards, our board of directors granted Ms. Moore an option to purchase 100,000 shares of our common stock on March 17, 2014, which vests, subject to continued employment on each vesting date, with respect to one-quarter of the total shares subject to the option on the first anniversary of the option’s vesting commencement date of March 17, 2014 and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all shares subject to the option will be fully vested on the fourth anniversary of such option’s vesting commencement date.

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

Effective February 9, 2015, Ms. Moore’s terms of employment were revised pursuant to a letter agreement to increase her base salary to $240,000 and to provide for certain payments in the event of a termination in connection with a change in control. Such change in control provisions were superseded by the change in control agreement discussed below.

Change in Control Agreements

Effective as of June 17, 2016, we entered into a change in control agreement with each of Dr. Marrone, Mr. Boyd and Mr. Moore (each an “Agreement” and together, the “Agreements”). The Agreements provide each of Dr. Marrone, Mr. Boyd and Ms. Moore, respectively, with the right to receive certain benefits if, in connection with a Change in Control (as defined in each Agreement), such executive terminates his or her employment with the Company for good reason or the Company terminates his or her employment without cause. Each Agreement provides that in such an event: (i) the executive will receive a single lump sum severance payment equal to twelve months of the executive’s annual salary; (ii) all outstanding and unvested equity compensation awards held by the executive will vest; (iii) the executive will receive a lump sum bonus payment in an amount equal to 16.7% of the executive’s then-current base salary, prorated based on the percentage of the current year completed prior to termination; and (iv) the Company will pay for health continuation coverage premiums for the executive and his or her family members for twelve months following the date of termination.

The benefits provided for in the Agreements as described above are subject to the executive’s delivery of a release of claims reasonably acceptable to the Company. Under the Agreements, each executive is also subject to non-solicitation and non-disparagement obligations during employment with the Company and for one and two years, respectively, following termination.

The Agreements supersede and replace the provisions of each executive’s employment offer letter as to any matters expressly covered by the applicable Agreement, as well Mr. Boyd’s and Ms. Moore’s letter agreements effective March 3, 2015 and February 9, 2015, respectively, discussed above. However, each executive’s employment offer letter shall continue to apply to any matters not expressly covered by the applicable Agreement.

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

2013 Stock Incentive Plan

In August 2013, our board of directors adopted the 2013 Stock Incentive Plan (which we refer to as our 2013 Plan). The 2013 Plan serves as the successor to our 2011 Plan. Our 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

Shares: We initially authorized a total of 1,600,000 shares of our common stock for issuance pursuant to the 2013 Plan, plus the number of shares of common stock reserved for issuance pursuant to future grants under the 2011 Plan upon the adoption of the 2013 Plan. In addition, the number of shares authorized for issuance pursuant to the 2013 Plan will be increased by any additional shares that would otherwise return to the 2011 Plan after the date of adoption of the 2013 Plan as a result of the forfeiture, termination or expiration of awards previously granted under the 2011 Plan. Further, our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder equal to the least of (i) 3.5% of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (ii) a lesser number of shares determined by the administrator. Based on and subject to the foregoing, as of January 1, 2017, including such annual increase, 863,150 shares of our common stock, plus any additional shares which are subject to options granted under our 2006 Plan or 2011 Plan but are forfeited or otherwise terminate or expire subsequent to January 1, 2017, were authorized for issuance pursuant to the 2013 Plan. In addition, as of January 1, 2017, under the 2013 Plan, 3,702,740 shares of common stock were issuable upon the exercise of outstanding options and settlement of RSUs granted and 2,583,668 additional shares of common stock were reserved for issuance pursuant to future grants.

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

401(k) Plan

We maintain a 401(k) retirement savings plan. Each participant who is a U.S. employee may contribute to the 401(k) plan, through payroll deductions, up to a statutorily prescribed annual limit imposed by the Internal Revenue Service (which limit was $18,000 in 2016). All amounts contributed by employee participants and earnings on these contributions are fully vested at all times and are not taxable to participants until withdrawn. Employee participants may elect to invest their contributions in various established funds. We may make contributions to the accounts of plan participants.

Director Compensation

Directors who are employees of ours do not receive any compensation for their service on our board of directors. Our board of directors has adopted the following compensation policy that is applicable to all of our non-employee directors since our 2015 annual meeting of stockholders.

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

Our director compensation policy was adopted by our board of directors in consideration of a number of factors, including its assessment of the previous compensation policy and a director compensation report from Pearl Meyer & Partners, LLC (“Pearl Meyer”), which our board of directors engaged to prepare a competitive assessment of non-employee director compensation. In August 2015, Pearl Meyer delivered a report to the board of directors regarding market practices, recommending changes, based on our financial and size metrics, that would bring our director compensation more comparable to the 25th percentile of peers in our industry.

In addition to the above policy, our board of directors from time to time may consider additional payments to our directors in respect of extraordinary service by such director. For example, in 2015, our board of directors approved a payment of $25,000 to Mr. Kerckhove who provided, on behalf of the board of directors, input and guidance to our leadership team and executive officers regarding business operations.

Director Compensation Table

Our non-employee directors who served during the fiscal year ended December 31, 2016 received the following compensation for their service on our board of directors:

NAME	FEES EARNED OR PAID IN CASH ($)	RESTRICTED STOCK UNITS ($)(1) (2) (3) (6)	TOTAL ($)
Pamela Contag, Ph.D.(4)	15,543	—	15,543
Timothy Fogarty	52,500	24,690	77,190
Michael Benoff(5)	38,516	70,219	108,735
George Kerckhove	40,000	24,690	64,690
Kathleen A. Merrigan, Ph.D.(7)	21,486	65,525	87,011
Elin Miller(4)	15,041	—	15,041
Richard Rominger	36,006	24,690	60,696
Zachary S. Wochok, Ph.D.(8)	20,306	64,193	84,499

(1)	The fair value of restricted stock units (“RSUs”) granted to our directors on May 25, 2016 was determined based on the closing bid price of the Company’s common stock on the date of grant, $0.67. See Note 10 of the Notes to Consolidated Financial Statements included in Part II-Item 8- “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
(2)	On May 25, 2016, we granted each non-employee board member 36,850 RSUs, each unit representing a contingent right to receive one share of our common stock. The RSUs will vest with respect to 100% of the total shares subject to the grant on the date of the 2017 annual stockholder meeting. Vested RSUs are settled in common stock of the Company upon the director’s separation from service for the Company. Additionally, in the event of a corporate transaction or change in control as defined in the award agreement, 100% of the RSUs vest immediately prior to the event.
(3)	The following table sets forth the aggregate number of option awards and RSUs held by each non-employee director as of December 31, 2016:

NAME	AGGREGATE NUMBER OF OPTION AWARDS	AGGREGATE NUMBER OF RESTRICTED STOCK UNITS
Pamela Contag, Ph.D.(a)	24,124	—
Timothy Fogarty	17,335	54,745
Michael Benoff	—	78,620
George Kerckhove	20,866	54,745
Kathleen A. Merrigan, Ph.D.	—	76,496
Elin Miller(a)	32,071	—
Richard Rominger	29,521	54,745
Zachary S. Wochok, Ph.D.	—	95,810

(a)	All RSUs held by each of Dr. Contag and Ms. Miller were vested and settled upon completion of her service as a director on May 25, 2016.

(4)	Dr. Contag and Ms. Miller did not stand for re-election at our May 25, 2016 annual meeting.
(5)	On January 4, 2016, we granted Mr. Benoff 41,770 RSUs, each unit representing a contingent right to receive one share of our common stock, in connection with his appointment to the board. Of the 41,770 RSUs granted, 8,630 vested on May 25, 2016, the date of the 2016 annual stockholder meeting. Of the remaining 33,140 RSUs, 1/3 vested on January 4, 2017, the first anniversary of the vesting commencement date and the remaining 2/3 vest equally over 24 months on the monthly anniversary of the vesting commencement date. The fair value of the RSUs granted to our directors on January 4, 2016 was determined based on the closing bid price of the Company’s common stock on the date of grant, $1.09.

(6)	In addition, in the event of a corporate transaction or change in control as defined in the award agreement, 100% of the RSUs vest immediately prior to the event.
(7)	On March 22, 2016, we granted Dr. Merrigan 39,646 RSUs, each unit representing a contingent right to receive one share of our common stock, in connection with her appointment to the board. Of the 39,646 RSUs granted, 3,740 vested on May 25, 2016, the date of the 2016 annual stockholder meeting. Of the remaining 35,906 RSUs, 1/3 vested on March 22, 2017, the first anniversary of the vesting commencement date and the remaining 2/3 vest equally over 24 months on the monthly anniversary of the vesting commencement date. The fair value of the RSUs granted to our directors on March 22, 2016 was determined based on the closing bid price of the Company’s common stock on the date of grant, $1.03.
(8)	On May 25, 2016, we granted Mr. Wochok 95,810 RSUs, of which 36,850 are described in footnote 2 above and of which 58,960 were granted in connection with his appointment to the board. Of the remaining 58,960 RSUs granted, 1/3 vested on May 25, 2017, the first anniversary of the vesting commencement date and the remaining 2/3 vest equally over 24 months on the monthly anniversary of the vesting commencement date. The fair value of the RSUs granted to our directors on May 25, 2016 was determined based on the closing bid price of the Company’s common stock on the date of grant, $0.67.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 14, 2017, for:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all current executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options held by the respective person or group that may be exercised within 60 days after April 14, 2017. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after April 14, 2017 are included for that person or group but not the stock options of any other person or group.

Applicable percentage ownership is based on 24,779,448 shares of common stock outstanding at April 14, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options and warrants exercisable within 60 days of April 14, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed in the table is c/o Marrone Bio Innovations, Inc., 1540 Drew Avenue, Davis, CA 95618.

	SHARES BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES (#)	SHARES (%)
5% Stockholders:
Entities affiliated with Waddell & Reed Financial, Inc.(1)	5,010,179	19.99
6300 Lamar Avenue
Overland Park, KS 66202
PRIMECAP Management Company(2)	2,843,200	11.47
225 South Lake Avenue #400
Pasadena, CA 91101
Entities affiliated with Stuart Mill Venture Partners, L.P.(3)	1,347,317	5.44
252 North Washington Street
Falls Church, VA 22046
Entities affiliated with Saffron Hill Ventures(4)	1,287,983	5.20
130 Wood Street
London EC2V 6DL
United Kingdom
Entities affiliated with CGI Opportunity Fund II, L.P.(5)	1,272,465	5.14
Directors and Named Executive Officers:
Pamela G. Marrone, Ph.D.(6)	1,138,183	4.54
Timothy Fogarty (7)	73,270	*
Michael Benoff (8)	69,125	*
George Kerckhove (9)	78,611	*
Kathleen A. Merrigan, Ph.D. (10)	54,551	*
Richard Rominger (11)	193,655	*
Zachary S. Wochok, Ph.D. (12)	60,303	*
James B. Boyd(13)	258,155	1.03
Linda V. Moore(14)	120,848	*
All current directors and executive officers as a group (13 persons)(15)	2,467,892	9.41

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	As reported in the Schedule 13G filed February 14, 2017, the securities reported on herein are beneficially owned by one or more open-end investment companies or other managed accounts which are advised or sub-advised by Ivy Investment Management Company (“IICO”), the direct holder of 2,898,692 shares and an investment advisory subsidiary of Waddell & Reed Financial, Inc. (“WDR”) or Waddell & Reed Investment Management Company (“WRIMCO”), the direct holder of 1,827,500 shares and an investment advisory subsidiary of WDR. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. Therefore, IICO and/or WRIMCO may be deemed the beneficial owner of the securities covered by this statement under Rule 13d-3 of the Securities Exchange Act of 1934. Also includes warrants to purchase in the aggregate 182,337 shares of common stock held by Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology, each an open-end fund of a series trust managed by either IICO or WRIMCO, which are exercisable within 60 days.
(2)	PRIMECAP Management Company is an independent investment management company.

(3)	As reported on Schedule 13G filed February 16, 2016, the securities reported on herein are beneficially owned by both Stuart Mill Partners, LLC and Stuart Mill Venture Partners, L.P. This includes warrants to purchase 8,929 shares of common stock held by Stuart Mill Venture Partners, L.P. Walter Lubsen Jr., Jeffrey Salinger and Jana Hernandes are the Managing Partners and Lawrence Hough is the Managing Director of Stuart Mill Partners, LLC, the general partner of Stuart Mill Venture Partners, L.P., and therefore may be deemed to share voting control and investment power over the securities held by Stuart Mill Venture Partners, L.P.
(4)	As reported on Schedule 13G filed January 16, 2014, the securities reported on herein are beneficially owned by Saffron Hill Ventures 2 Limited Partnership, Saffron Hill MGP2 Limited and Saffron Hill Ventures Limited which hold 1,287,983 shares of common stock. Shawn Luetchens and Ranjeet Bhatia are Directors of Saffron Hill MGP Ltd and Saffron Hill MGP2 Ltd, the General Partners of Saffron Hill Ventures L.P. and Saffron Hill Ventures 2, L.P., respectively, and therefore may be deemed to share voting control and investment power over the securities held by Saffron Hill Ventures L.P. and Saffron Hill Ventures 2, L.P.
(5)	As reported in the Schedule 13G filed February 16, 2016, the securities reported on herein are beneficially owned by CGI Opportunity Fund II, L.P. which holds 1,270,085 shares and Ueberroth Family Trust dated June 27, 1986 which holds 2,380 shares. Peter V. Ueberroth and Joseph Ueberroth are Partners of CGI Opportunity Gen Par II, LLC, the sole General Partner of CGI Opportunity Fund II, L.P. and therefore may be deemed to share voting control and investment power over the securities held by CGI Opportunity Fund II, L.P., and Peter V. Ueberroth is the trustee of, and holds voting control and investment power over the securities held by, Ueberroth Family Trust dated June 27, 1986.
(6)	Includes 283,298 shares of common stock issuable to Dr. Marrone upon the exercise of options exercisable within 60 days, 6,442 shares of common stock held by Florence H. Marrone TOD Pamela G. Marrone and 53,134 shares of common stock held by Dr. Marrone and Michael Rogers. Does not include 257,104 shares of common stock issuable to Dr. Marrone upon the exercise of options not exercisable within 60 days.
(7)	Includes 1,190 shares of common stock held by Timothy and Patricia Fogarty 2011 Trust, Dated August 1, 2011, 54,745 shares of common stock subject to restricted stock units and 17,335 shares of common stock subject to options settleable or exercisable within 60 days. Timothy Fogarty is a Partner of the Contrarian Group, an affiliate of CGI Opportunity Fund II, L.P. but does not hold voting control or investment power over the securities held by CGI Opportunity Fund II, L.P. See also Note 5 to this section.
(8)	Includes 61,125 shares of common stock subject to restricted stock units settleable within 60 days. Does not include 17,495 shares of common stock issuable to Mr. Benoff upon the settlement of restricted stock units not settleable within 60 days.
(9)	Includes 54,745 shares of common stock subject restricted stock units and 20,866 shares of common stock subject to options settleable or exercisable within 60 days.
(10)	Includes 54,551 shares of common stock subject to restricted stock units settleable within 60 days. Does not include 21,945 shares of common stock issuable to upon the settlement of restricted stock units not settleable within 60 days.
(11)	Includes 109,522 shares of common stock held by The Richard and Mary Rominger Community Trust, 54,745 shares of common stock subject to restricted stock units and 29,388 shares of common stock subject to options settleable or exercisable within 60 days. Does not include 133 shares of common stock issuable to Mr. Rominger upon the exercise of options not exercisable within 60 days.
(12)	Includes 3,000 shares of common stock held by The Zachary S Wochok & Barbara N Wochok Trust and 56,503 shares of common stock subject restricted stock units within 60 days. Does not include 39,307 shares of common stock issuable to Dr. Wochok upon the settlement of restricted stock units not settleable within 60 days.
(13)	Includes 216,905 shares of common stock subject to options exercisable within 60 days. Does not include 323,095 shares of common stock issuable upon the exercise of options not exercisable within 60 days.
(14)	Includes 120,848 shares of common stock subject to options exercisable within 60 days. Does not include 79,152 shares of common stock issuable upon the exercise of options not exercisable within 60 days.
(15)

Includes 336,414 shares of common stock subject to restricted stock units and 1,098,046 shares of common stock subject to options held by current directors and executive officers settleable or exercisable within 60 days of common stock. Does not include 78,747 shares of common stock issuable upon the settlement of restricted stock units or 854,226 shares of common stock issuable upon the exercise of options held by current directors and executive officers not settleable or exercisable within 60 days. See also Note 5 to this section.

Equity Compensation Plan Information

As of April 14, 2017, the maximum aggregate number of shares available for future grants under all the Company-administered equity compensation plans was 2,583,668 shares. In addition, at that time, the aggregate number of shares subject to unvested outstanding restricted stock units was 324,254 shares, the aggregate number of shares subject to vested but unsettled outstanding restricted stock units was 90,907 shares and the aggregate number of shares subject to outstanding options was 3,287,579 shares. The weighted-average exercise price of these options was $5.58 and the weighted-average remaining term was 7.6 years. On April 17, 2017, the closing sales price of the common stock as reported on Nasdaq was $1.80 per share.

Information, as of December 31, 2016, regarding equity compensation plans approved and not approved by stockholders is summarized in the following table:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS(1)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))(2)
	(a)	(b)
Equity compensation plans approved by security holders	3,812,652	$5.62	1,622,705
Equity compensation plans not approved by security holders	—	—	—

Total	3,812,652	$5.62	1,622,705

(1)	Represents weighted average exercise price of outstanding options.
(2)	Consists of shares available for issuance under our 2013 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below the transactions and series of similar transactions, since December 31, 2015, to which we were a participant or will be a participant, in which:

•	transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

•	any of our directors, executive officers, holders of more than 5% of our capital stock (which we refer to as 5% stockholders) or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers.

Executive Compensation and Employment Arrangements

Please see Item 11-“Executive Compensation” for information on compensation arrangements with our executive officers and agreements with, and offer letters to, our executive officers containing compensation and termination provisions, among others.

Waddell & Reed

On May 31, 2016, we entered into an amendment to our senior secured promissory notes, dated August 20, 2015, in the aggregate principal amount of $40 million (the “Notes”) issued and sold to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology (the “Investors”), each an affiliate of Waddell & Reed, which is a 5% stockholder. Pursuant to such amendment, the Investors agreed to delete from the Notes the provisions that had required the Company to maintain a $15 million minimum cash balance.

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

We have entered into and intend to continue to enter into separate indemnification agreements with certain of our directors and executive officers that are, in some cases, broader than the specific indemnification provisions provided by Delaware law and our charter documents, and may provide additional procedural protection. These agreements will require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers and directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding subject to limited exceptions; and

•	cover officers and directors under any general or directors’ and officers’ liability insurance policy maintained by us.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, the opinion of the SEC is that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

Policies and Procedures Regarding Related Party Transactions

Our board of directors reviews related party transactions for potential conflict of interest issues. Our board of directors has adopted a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, the amount involved exceeds $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness or employment by us or a related person.

Director Independence

For a discussion of the independence of our directors, please see Item 10-“Directors, Executive Officers and Corporate Governance—Director Independence” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, for each of the last two fiscal years.

FEE CATEGORY	FISCAL 2016	FISCAL 2015
Audit fees(1)	$1,322,900	$1,155,600
Audit-related fees(2)	—	—
Tax fees(3)	—	—

Total fees	$1,322,900	$1,155,600

(1)	Audit fees consist of professional services rendered in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements, as well as the delivery of consents and reviews of documents filed with the SEC. Audit fees for fiscal 2015 also include fees associated with our Audit Committee independent investigation and related financial restatement.
(2)	Audit-related fees consist of professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax planning and tax advice.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the Exhibit Index of the Original Filing and the additional exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference, in this report.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on April 24, 2017.

MARRONE BIO INNOVATIONS, INC.

/s/ PAMELA G. MARRONE
Pamela G. Marrone President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Pamela G. Marrone	President and Chief Executive Officer (Principal Executive Officer)	April 24, 2017
Pamela G. Marrone

/s/ James B. Boyd	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	April 24, 2017
James B. Boyd

*	Chair of the Board	April 24, 2017
Tim Fogarty

*	Director	April 24, 2017
Kathleen A. Merrigan

*	Director	April 24, 2017
George Kerckhove

*	Director	April 24, 2017
Michael H. Benoff

*	Director	April 24, 2017
Richard Rominger

*	Director	April 24, 2017
Zachary S. Wochok

*By:	/s/ PAMELA G. MARRONE
Pamela G. Marrone Attorney-in-Fact

EXHIBIT INDEX

Number	Description

31.3*	Rule 13a-14(a) Section 302 Certification.

31.4*	Rule 13a-14(a) Section 302 Certification.

*	Filed herewith.