Form 10-Q
period 2017-03-31
MARRONE BIO INNOVATIONS INC
filed 2017-05-15
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the

Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares Outstanding at May _8, 2017
Common Stock, $0.00001 par value	31,350,877

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	MARCH 31, 2017	DECEMBER 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,782	$9,609
Restricted cash, current portion	1,444	1,444
Accounts receivable	8,073	3,592
Inventories, net	8,135	8,482
Deferred cost of product revenues	3,995	2,688
Prepaid expenses and other current assets	982	1,060
Total current assets	24,411	26,875
Property, plant and equipment, net	16,914	17,343
Restricted cash, less current portion	1,560	1,560
Other assets	141	205
Total assets	$43,026	$45,983
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,017	$1,385
Accrued liabilities	6,398	5,508
Accrued interest due to related parties	798	1,618
Deferred revenue, current portion	7,489	5,647
Capital lease obligations, current portion	694	839
Debt, current portion	249	252
Total current liabilities	18,645	15,249
Deferred revenue, less current portion	2,252	1,787
Debt, less current portion	21,054	21,083
Debt due to related parties	36,952	36,667
Other liabilities	1,337	1,381
Total liabilities	80,240	76,167
Commitments and contingencies (Note 8)
Stockholders' deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 24,779 shares issued and outstanding as of March 31, 2017 and 24,661 as of December 31, 2016	—	—
Additional paid in capital	205,062	204,463
Accumulated deficit	(242,276)	(234,647)
Total stockholders' deficit	(37,214)	(30,184)
Total liabilities and stockholders' deficit	$43,026	$45,983

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Revenues:
Product	$4,096	$2,577
License	58	92
Total revenues	4,154	2,669
Cost of product revenues	2,279	2,269
Gross profit	1,875	400
Operating Expenses:
Research, development and patent	2,444	2,322
Selling, general and administrative	5,343	5,530
Total operating expenses	7,787	7,852
Loss from operations	(5,912)	(7,452)
Other income (expense):
Interest income	1	15
Interest expense	(636)	(1,037)
Interest expense to related parties	(1,074)	(796)
Other income (expense), net	(8)	(6)
Total other expense, net	(1,717)	(1,824)
Loss before income taxes	(7,629)	(9,276)
Income taxes	—	—
Net loss	$(7,629)	$(9,276)
Basic and diluted net loss per common share	$(0.31)	$(0.38)
Weighted-average shares outstanding used in computing net loss per common share	24,739	24,569

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Net loss	$(7,629)	$(9,276)
Other comprehensive loss	—	—
Comprehensive loss	$(7,629)	$(9,276)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,629)	$(9,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521	594
Loss (gain) on disposal of equipment	(4)	5
Share-based compensation	582	617
Non-cash interest expense	337	329
Net changes in operating assets and liabilities:
Accounts receivable	(4,481)	(2,347)
Inventories	347	504
Prepaid expenses and other assets	142	109
Deferred cost of product revenues	(1,307)	(636)
Accounts payable	1,627	583
Accrued and other liabilities	828	(1,040)
Accrued interest due to related parties	(820)	(371)
Deferred revenue	2,307	1,385
Deferred revenue from related parties	—	(168)
Net cash used in operating activities	(7,550)	(9,712)
Cash flows from investing activities
Purchases of property, plant and equipment	(83)	(49)
Net cash used in investing activities	(83)	(49)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	—
Repayment of debt	(66)	(65)
Financing costs	—	—
Repayment of capital leases	(145)	(204)
Exercise of stock options	17	16
Net cash used in financing activities	(194)	(253)
Net increase (decrease) in cash and cash equivalents	(7,827)	(10,014)
Cash and cash equivalents, beginning of period	9,609	19,838
Cash and cash equivalents, end of period	$1,782	$9,824
Supplemental disclosure of cash flow information
Cash paid for interest	$2,182	$1,882
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$40	$14
Equipment acquired under capital leases	$—	$1,586

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

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

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of March 31, 2017, the Company had an accumulated deficit of $242,276,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company has funded operations primarily with net proceeds from public offerings of common stock, private placements of convertible preferred stock, convertible notes, and promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of March 31, 2017, the Company had working capital of $5,766,000, including cash and cash equivalents of $1,782,000. As of March 31, 2017, the Company had debt and debt due to related parties of $21,303,000 and $36,952,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as a material adverse change clause. In addition, as of March 31, 2017, the Company had a total of $3,004,000 of restricted cash relating to a debt agreement (see Note 6).

The Company believes that its existing cash and cash equivalents of $1,782,000 at March 31, 2017, expected revenues and the net proceeds from its “at-the-market” offering, the March 2017 LSQ Financing (as defined and discussed in Notes 6 and 10) and its April 2017 common stock offering (as discussed in Note 10) will not be sufficient to fund operations as currently planned through one year from the date of the issuance of these financial statements, which raises substantial doubt as to the Company’s ability to continue as a going concern. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company will continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. Management intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Additionally, if the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clause is triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires October 1, 2018, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under a promissory note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

The June 2014 Secured Promissory Note (as defined in Note 6) contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the financial statements. The lender has waived its right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through October 1, 2018. As a result, none of the long term portion of the Company’s outstanding debt has been reclassified to current in these financial statements as of March 31, 2017.

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

Although the Company recognizes that it will likely need to raise additional funds in the future, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will not be unfavorable. Any future equity financing is expected to result in dilution to existing shareholders and any debt financing is expected to include additional restrictive covenants. Any failure to obtain additional financing or to achieve the revenue growth necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives.

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from the Company’s inability to continue as a going concern.

If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its financial statements, and stockholders may lose all or part of their investment in the Company’s common stock.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2016, management determined that the Company had misclassified, in the statements of operations, $287,000 of interest expense to related parties as interest expense. This misclassification error did not impact total interest expense which includes interest expense and interest expense to related parties or the Company’s net loss for the period. Because the Company considers the impact of the misclassification error to be quantitatively and qualitatively immaterial to the total mix of information available in the Company’s financial statements for the three months ended March 31, 2016, the historical financial statements were not adjusted.

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

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note (as defined in Note 6). See Note 6 for further discussion.

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

Revenues generated from international customers were, for the three months ended March 31, 2017 and 2016, 18% and 9%, respectively.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. These two product lines accounted for 77% and 80% of the Company’s total revenues for the three months ended March 31, 2017 and 2016, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E
Three months ended March 31,
2017	18%	6%	15%	13%	12%
2016	24%	13%	13%	6%	5%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either March 31, 2017 or December 31, 2016 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
March 31, 2017	54%	7%	—
December 31, 2016	21%	10%	14%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently has one supplier of this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long term business relationship with this supplier. The Company maintains 7 months of knotweed extract at any given time, but an unexpected disruption in supply could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price

Inventories

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

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of March 31, 2017 and December 31, 2016, the Company recorded deferred cost of product revenues of $3,995,000 and $2,688,000 respectively.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; for example, in instances where “inventory protection” arrangements were historically offered to distributors that permitted these distributors to return to the Company certain unsold products, the Company considers future arrangements with that distributor not to be fixed or determinable, and accordingly, revenue with that distributor is deferred until products are resold to customers of the distributor (the “sell-through” method). As of March 31, 2017 and December 31, 2016, the Company recorded current deferred product revenues of $7,245,000 and $5,411,000, respectively.  In addition, the Company had $532,000 in deferred product revenue that was classified as long-term as of March 31, 2017. There was no deferred product revenues classified as long term as of December 31, 2016.  Included in deferred revenue as of March 31, 2017 and December 31, 2016 but excluded from deferred product revenues is deferred revenue related to license revenues. As of March 31, 2017, the Company recorded current and non-current deferred revenues of $244,000 and $1,720,000, respectively, related to payments received under licensing agreements as discussed further below. As of December 31, 2016, the Company recorded current and non-current deferred revenues of $236,000 and $1,787,000, respectively, related to payments received under licensing agreements as discussed further below. The cost of product revenues associated with such deferrals are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the three months ended March 31, 2017 and 2016, 25% and 44%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. No payments were received under these agreements for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, the Company recognized $58,000 and $92,000, respectively, as license revenues.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended March 31, 2017 and 2016, research and development expenses totaled $2,138,000 and $2,066,000, respectively, and patent expenses totaled $306,000 and $256,000, respectively.

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

	MARCH 31,
	2017	2016
Stock options outstanding	3,325	2,839
Warrants to purchase common stock	4,152	4,027
Restricted stock units outstanding	415	171

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016 including interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt ASU 2015-11. The Company adopted ASU 2015-11 effective January 1, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in this update clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has not elected to early adopt this guidance and is currently evaluating ASU 2016-15 to determine the impact to its consolidated financial statements.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

MARCH 31, 2017
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$—	$—	$—	$—

DECEMBER 31, 2016
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,752	$3,752	$—	$—

The Company’s money market funds are held at registered investment companies. As of December 31, 2016, the money market funds were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Inventories

Inventories, net consist of the following (in thousands):

As of March 31, 2017 and December 31, 2016, the Company had $133,000 and $127,000, respectively, in reserves against its inventories.

	MARCH 31,	DECEMBER 31,
	2017	2016
Raw materials	$2,897	$3,491
Work in progress	1,942	2,044
Finished goods	3,296	2,947
	$8,135	$8,482

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31, 2017	DECEMBER 31, 2016
Accrued compensation	$1,626	$1,403
Accrued warranty costs	605	754
Accrued legal costs	721	569
Accrued customer incentives	1,853	639
Accrued liabilities, other	1,593	2,143
	$6,398	$5,508

The Company warrants the specifications and/or performance of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. During the three months ended March 31, 2017, the Company recognized $63,000 in warranty expense associated with product shipments for the period. This expense was reduced by $202,000 as a result of the historical usage of warranty reserves being lower than previously estimated. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2016	$754
Warranties issued (released) during the period	(139)
Settlements made during the period	(10)
Balance at March 31, 2017	$605

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	MARCH 31, 2017	DECEMBER 31, 2016
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 14.00% per annum, payable monthly through October 2018, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of March 31, 2017 and December 31, 2016 of $197 and $228, respectively, discount is based on imputed interest rate of 15.5%	$12,253	$12,222
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.75% as of March 31, 2017) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of March 31, 2017 and December 31, 2016 of $242 and $247, respectively, discount is based on imputed interest rate of 5.8%	9,050	9,113
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized discount as of March 31, 2017 and December 31, 2016 of $3,048 and $3,333, respectively debt discount is based on imputed interest rate of 10.7% (see Note 9)	36,952	36,667
Debt, including debt due to related parties	58,255	58,002
Less debt due to related parties	(36,952)	(36,667)
Less current portion	(249)	(252)
	$21,054	$21,083

The fair value of the Company’s outstanding debt obligations as of March 31, 2017 and December 31, 2016 was $21,576,000 and $21,611,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 15% for the fixed rate debt and 5.75% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders.  On April 10, 2013 (“Conversion Date”), the Company entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bear interest at 14% at March 31, 2017. This loan is collateralized by substantially all of the Company’s assets.

Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 5.75% as of March 31, 2017.  The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $67,058 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of March 31, 2017, the Company had $1,444,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

LSQ Financing

On March 24, 2017, the Company entered into an Invoice Purchase Agreement (the “LSQ Financing”) with LSQ Funding Group, L.C. (“LSQ”), pursuant to which LSQ may elect to purchase up to $7,000,000 of eligible customer invoices from the Company.  The Company’s obligations under the LSQ Financing are secured by a lien on substantially all of the Company’s personal property; such lien is first priority with respect to the Company’s accounts receivable, inventory, and related property, pursuant to an intercreditor agreement, dated March 22, 2017 (the “Three Party Intercreditor Agreement”), with Gordon Snyder, an individual, as administrative agent for the Snyder lenders (the “Snyder Agent”), on behalf of the Snyder lenders, and the agent for the holders of the August 2015 Senior Secured Promissory Notes.

Advances by LSQ may be made at an advance rate of 80% of the face value of the receivables being sold.  The Company also pays to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears.  An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding).  The LSQ Financing will be effective for one year with automatic one year renewals thereafter unless terminated within a 30-day window near the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window.  The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. As of March 31, 2017, no advances had been received under the LSQ Financing.

7. Share-Based Plans

As of March 31, 2017, there were 3,325,000 options outstanding, 415,000 restricted stock units outstanding and 2,543,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended March 31, 2017 and 2016, the Company recognized share-based compensation of $582,000 and $617,000, respectively.

During the three months ended March 31, 2017 and 2016, the Company granted 31,000 and 863,000 options, respectively, at a weighted-average exercise price of $2.10 and $1.22, respectively. During the three months ended March 31, 2017 and 2016, 14,000 and 37,000 options, respectively, were exercised at a weighted-average exercise price of $1.21 and $0.43 per share, respectively.

The following table summarizes the activity of restricted stock units from December 31, 2016 to March 31, 2017 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2016	350	$0.75
Vested	(25)	1.06
Nonvested at March 31, 2017	325	$0.73

8. Commitments and Contingencies

Operating Leases

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

Litigation

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, the Company, along with certain of its current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al, Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in or traceable to the Company’s August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in the Company’s June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”). The initial consolidated complaint also named certain of the Company’s current and former officers and directors and the Company’s independent registered public accounting firm as defendants. The initial consolidated complaint alleged violations of the Securities Act of 1933, the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about the Company’s business and prospects, including its financial statements, product revenues and system of internal controls. An amended consolidated complaint was filed on January 11, 2016. On March 15, 2016, lead plaintiffs moved to amend their consolidated complaint to, among other things, assert claims on behalf of all persons who purchased or otherwise acquired securities of the Company on the open market between August 1, 2013 and November 10, 2015. On April 4, 2016, counsel for the Company and its current and former officer and directors, counsel for the Company’s primary and excess directors’ and officers’ liability insurers, and counsel for lead plaintiffs attended a private mediation before Jed D. Melnick at the JAMS offices in New York, New York. On May 25, 2016, the parties executed a final stipulation of settlement and lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. The stipulation provided for dismissal of the action as to the Company and the officer and director defendants, and a payment by the Company’s insurers of $12.0 million to an escrow account, to be distributed upon order of the court. On May 27, 2016, the Federal Court approved lead plaintiffs’ motion to amend their consolidated complaint. At the Federal Court’s request, the settling parties revised the stipulation and papers in support of preliminary approval to reflect the amended consolidated complaint, and refiled for preliminary approval of the settlement on June 16, 2016. On July 8, 2016, the Federal Court granted preliminary approval of the class action settlement. On September 27, 2016, the Federal Court granted final approval of the settlement.

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

On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on the Company’s behalf, against certain current and former officers and members of the Company’s board of directors and the Company’s independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleges that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing the Company to issue allegedly false and misleading statements and that the Company’s independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2014 Derivative Actions and 2015 Derivative Action overlap substantially with those at issue in the Class Action described above. On November 15, 2016, the Company, in its capacity as a nominal defendant, entered into a stipulation of settlement (the “Stipulation”) in the Derivative Actions. On January 11, 2017, the Superior Court of California, County of Yolo entered an order preliminarily approving the settlement set forth in the Stipulation, and on April 5, 2017, it entered the final order and judgment approving the settlement set forth in the Stipulation. The Stipulation provides for dismissal of the shareholder derivative actions as to the Company, the certain current and former officers and members of the board of directors and the Company’s independent registered public accounting firm, and the Company agrees to adopt or maintain certain corporate governance reforms for at least four years. The Stipulation also provides for attorneys’ fees and expenses to be paid by the Company’s insurers to plaintiffs’ counsel.

9. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. On May 31, 2016, the terms of the August 2015 Secured Promissory Notes were amended to remove the provisions that had required the Company to maintain a $15 million minimum cash balance. Debt due to related parties as of March 31, 2017 was $36,952,000, net of unamortized debt discount of $3,048,000. The fair value of the Company’s debt due to related parties was $37,608,000 and $38,120,000 as of March 31, 2017 and December 31, 2016, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25%, and is classified as Level 3 within the fair value hierarchy. Accrued interest due to related parties was $798,000 and $1,618,000 as of March 31, 2017 and December 31, 2016, respectively.

10. Subsequent Events

Common Stock Offering

In April 2017, the Company completed a public offering of 6,571,000 registered shares of its common stock (inclusive of 857,000 shares of its common stock to cover over-allotments). The public offering price of the shares sold in the offering was $1.40 per share. The total gross proceeds to the Company from the offering were $9,200,000, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds totaled approximately $8,200,000.

LSQ Financing

In April 2017, the Company began receiving proceeds under the LSQ Financing. As of May 5, 2017, the Company had received proceeds of approximately $2,890,000. The Company is currently reviewing the accounting treatment for the LSQ Financing.

Settlement of Derivative Case

On April 5, 2017, the Superior Court of California, County of Yolo entered a final order and judgment approving the settlement set forth in the Stipulation. The Stipulation provides for dismissal of the shareholder derivative actions as to the Company, the certain current and former officers and members of the board of directors and the Company’s independent registered public accounting firm, and the Company agrees to adopt or maintain certain corporate governance reforms for at least four years. The Stipulation also provides for attorneys’ fees and expenses to be paid by the Company’s insurers to plaintiffs’ counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, clinical trial plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A—“Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—“Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

For the three months ended March 31, 2017, we have achieved significant growth in revenues, gross profit and product shipments when compared with the prior year.  Also, in response to the business challenges reflected in our financial results in 2015, we implemented a prioritization plan that focused our resources on continuing to improve and promote our commercially available products, advancing product candidates that are expected to have the greatest impact on near-term growth potential and expanding international presence and commercialization. Our goal has been to reduce expenses, to conserve cash and improve operating efficiencies, to extract greater value from our products and product pipeline and to improve our communication to and connection with the global sustainability movement that is core to our cultural values.

In connection with this strategy, we have significantly reduced overall headcount, while building a new sales and marketing organization with increased training and ability to educate and support customers in specialty crop markets, as well as providing our product development staff with greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. For markets other than high-value specialty crops, such as row crops and seed treatments, we have been expanding our network of distribution partners, focusing on regional and national distributors operating in countries that present a significant opportunity for near-term revenue generation. In addition, our research and development efforts are now focused on supporting existing commercial products with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. Accordingly, while we believe that we have developed a robust pipeline of novel product candidates, we are currently limiting our internal efforts to three promising product candidates. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe collectively, these measures, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

We sell our crop protection products to leading agrichemical customers while also working directly with growers to increase existing and generate new product demand. To date, we have marketed our bio-based pest management and plant health products for agricultural applications to U.S. growers, through distributors and our own sales force, and we have focused primarily on high value specialty crops such as grapes, citrus, tomatoes and leafy greens. A large portion of our sales are currently attributable to conventional growers who use our bio-based pest management products either to replace conventional chemical pesticides or enhance the efficacy of their IPM programs. In addition, a portion of our sales are attributable to organic farmers who cannot use conventional pesticides and have few alternatives for pest management. As we continue to demonstrate the efficacy of our bio-based pest management and plant health products on new crops or for new applications, we may either continue to sell our products through our in-house sales force or collaborate with third parties for distribution to select markets.

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

Our total revenues were $4.2 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively, and have risen as growers have adopted our products and have used our products on an expanded number of crops. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo, Venerate, and Majestene product lines, but which also include sales of Bio-Tam 2.0. We believe concerns regarding our ability to continue operations have impacted our ability to grow more robustly. Going forward, we believe our revenues will largely be impacted by weather, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues since we sell to highly concentrated, traditional distributor-type customers. Customers to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E
Three months ended March 31,
2017	18%	6%	15%	13%	12%
2016	24%	13%	13%	6%	5%

While we expect product sales to a limited number of customers to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base. Our cost of product revenues was $2.3 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging, and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, warranty, and, beginning in 2014, under-absorbed costs at our manufacturing plant when the manufacturing plant was placed into service. We have seen our costs of product revenues related to under-absorbed costs of our manufacturing plant decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene and Zequanox and introduce new products such as Haven to the market. Our costs related to write downs of inventory are expected to fluctuate based on increased volume of manufacturing and reliance on third party manufacturing services in the production of finished goods inventory. Our cost of product revenues has trended downward as a percentage of total revenues primarily due to favorable changes in product mix, based on margins the introduction of new products, and the growth of overall revenues, which also allows for better absorption of overhead costs and the realization of better production efficiencies.  We expect to see a gradual increase in gross margin over the life cycle of each of our products as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and under-absorbed costs of our manufacturing plant until overall volume in the plant stabilizes at its optimum utilization levels, and/or we experience similar issues related to our third party manufacturing partners. We also expect fluctuation in margins on a quarterly basis due to seasonal product mix, and due to variations in the yield and efficacy of various individual batches of production until volumes get to a level that average out individual variances.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses. For the three months ended March 31, 2017 and 2016, these costs were $2.4 million and $2.3 million, respectively. We have reduced the size of our research and development staff compared to prior periods and have reduced costs spent on various research and development and patent efforts as part of our efforts to streamline business operations and focus on our pipeline product priorities. However, we have made, and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward improving our processes and formulations of commercial products and the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our focused strategy.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $5.3 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively. In connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers and growers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. In February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded an expense for $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 to accrue its estimate of the penalties arising from such enforcement action.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, costs and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions accounted for on a “sell-through” method, inventory valuation and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies as described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99% and 97% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. Product revenues in the United States, constituted 82% and 90% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

In some cases, we recognize customers’ revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For sales to certain customers, the revenue recognition criteria are not satisfied at the time title and risk of loss passes to the customer; specifically, in instances where “inventory protection” arrangements were offered in the past to customers that permitted these customers to return to the Company certain unsold or unused products, or where the risk of future concessions may exist, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold by our customers to their customers, or used (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. For the three months ended March 31, 2017 and 2016, 25% and 45%, of product revenues, not including related party revenues, were recognized on a sell-through basis.

If cash is received from customers related to delivered product that may not represent a true sale, it is classified as customer refund liabilities in the consolidated balance sheets, and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the three months ended March 31, 2017 and 2016, license revenues constituted 1% and 3%, respectively. As of March 31, 2017, including agreements with related parties discussed below, we had received an aggregate of $3.9 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. We expect margins to improve on a product-by-product basis, as shipments expand and manufacturing efficiencies are realized our overall gross margins may vary as we introduce new products, introduce new sales incentives and programs, or have to rely on third-party manufacturing to address our demand. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product mix and average selling prices.

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014. We continue to use third party manufacturers for Venerate and Majestene and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility as sales volumes recover enough to realize greater operational efficiencies, which could be offset by other factors mentioned above.

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

We expect our selling expenses to fluctuate in the near-term, both in absolute dollars and as a percentage of total revenues. For the three months ended March 31, 2017 and 2016, we incurred $0.0 million and $0.8 million, respectively, in costs related to the Audit Committee’s independent investigation and the subsequent restatement of our financial statements, net of insurance proceeds. In February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us in September 2014 and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action. As a result of the investigation and restatement activities having been largely concluded in the first half of 2016, we expect general and administrative expenses to remain relatively flat.

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In June 2014, we entered into a $10.0 million promissory note with a variable interest rate that varies with the prime rate. Accordingly, our interest expense will increase as the prime rate increases. In August 2015, pursuant to a purchase agreement, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million with a fixed interest rate and warrants to purchase up to 4.0 million shares of our common stock at an exercise price of $1.91 per share for aggregate consideration of $40.0 million. In November 2016, pursuant to an amendment to the October 2012 and April 2013 Secured Promissory Notes, the interest rate on these notes decreased from 18% to 14%. This decrease in interest was partially offset by the additional interest associated with the valuation of 125,000 warrants in the amount of $0.2 million. The value of the warrants is treated as a discount to this note and is being amortized to interest expense through the maturity date of these secured notes.

We have also acquired equipment under capital leases, which results in interest expense over the lease term. Our capital lease obligations were $0.7 million and $0.8 million as of March 31, 2017 and December 31, 2016, respectively.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2017, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Key Components of Our Results of Operations

Results of Operations

The following table sets forth certain statements of operations and other financial and operating data:

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Revenues:
Product	$4,096	$2,577
License	58	92
Total revenues	4,154	2,669

Cost of product revenues	2,279	2,269
Gross profit	1,875	400
Operating Expenses:
Research, development and patent	2,444	2,322
Selling, general and administrative	5,343	5,530
Total operating expenses	7,787	7,852
Loss from operations	(5,912)	(7,452)
Other income (expense):
Interest income	1	15
Interest expense	(636)	(1,037)
Interest expense to related parties	(1,074)	(796)
Other income (expense), net	(8)	(6)
Total other expense, net	(1,717)	(1,824)
Loss before income taxes	(7,629)	(9,276)
Income taxes	—	—
Net loss	$(7,629)	$(9,276)
Product Shipments(1)	$6,462	$3,886

(1)

Product shipments is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define product shipments as product revenues, plus the incremental amount of deferred revenues accrued during the applicable period from shipment of products. This calculation specifically excludes changes in deferred revenue related to license revenues and customer deposits, and is intended to approximate the total value of products sold and under contract for sale in a given period. Product shipments, as defined herein, may not be comparable to similarly titled measures used by other companies. Our management uses this non-GAAP financial measure in order to have comparable results to analyze sales performance from quarter to quarter. We have chosen to provide this supplemental information regarding our sales in a given period to investors to facilitate a meaningful evaluation of actual operating results on a comparable basis with historical results, including to track product adoption, and to assist investors in their valuation of the Company.

The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Product revenues	$4,096	$2,577
Change in deferred product revenue(a)	2,366	1,309
Product shipments	$6,462	$3,886

(a)

Change in deferred product revenue is defined as the increase in the amount of deferred product revenues accrued during the applicable period, less prior deferred product revenues recognized during the applicable period, excluding the change in deferred revenue associated with license fees and customer deposits. For the three months ended March 31, 2017 and 2016, deferred license revenues decreased $58,000 and $92,000, respectively.

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Revenues:
Product	99%	97%
License	1	3
Total revenues	100	100
Cost of product revenues	55	85
Gross profit	45	15
Operating Expenses:
Research, development and patent	59	87
Selling, general and administrative	129	207
Total operating expenses	188	294
Loss from operations	(143)	(279)
Other income (expense):
Interest income	—	1
Interest expense	(15)	(39)
Interest expense to related parties	(26)	(30)
Other income (expense), net	-	—
Total other expense, net	(41)	(68)
Loss before income taxes	(184)	(347)
Income taxes	—	—
Net loss	(184)%	(347)%

Comparison of Three Months Ended March 31, 2017 and 2016

Product Revenues

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(Dollars in thousands)
Product revenues	$4,096	$2,577
% of total revenues	99%	97%

Product revenues increased by $1.5 million, or 59%, primarily due to an increase of $2.6 million in product shipments, offset by revenue deferrals. Product revenues increased across all product lines, versus the first quarter of 2016 as demand was driven by continued acceptance of our product portfolio.

License Revenues

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(Dollars in thousands)
License revenues	$58	$92
% of total revenues	1%	3%

License revenues related to certain strategic collaboration and distribution agreements decreased for the period ended March 31, 2017 as compared to March 31, 2016, as some of these agreements became fully amortized to revenue in 2016, and were not offset by new agreements.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(Dollars in thousands)
Cost of product revenues	$2,279	$2,269
% of total revenues	55%	85%
Gross profit	1,875	400
% of total revenues	45%	15%

Cost of product revenues were flat, and gross profit increased by $1.5 million. Gross margins increased from 15% to 45%. Cost of product revenues as a percentage of revenue declined sharply, as production efficiencies related to increased sales volume and favorable mix were realized during the quarter as compared to the first quarter of 2016. Gross margins increased due to favorable product mix during the quarter ended March 31, 2017, as well as, improved plant utilization, and better production efficiencies related to higher shipment volumes realized during the quarter ended March 31, 2017.  Improved plant utilization resulted in a decrease of $0.1 million in under-absorbed operating costs as well as spoilage cost reductions of $0.4 million, that were recorded to the manufacturing plant as costs of revenues and not capitalized into inventory as compared to the quarter ended March 31, 2016.

Research, Development and Patent Expenses

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(Dollars in thousands)
Research, development and patent	$2,444	$2,322
% of total revenues	59%	87%

Research, development and patent expenses increased by $0.1 million, or 5%, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and our focused pipeline of new products.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(Dollars in thousands)
Selling, general administrative expenses	$5,343	$5,530
% of total revenues	129%	207%

Selling, general and administrative expenses decreased by $0.2 million or 3%, primarily due to a $0.6 million decrease in outside services, the result of lower legal fees, audit and tax fees, most significantly due to activities as a result of the restatement and related investigation and litigation, conducted during 2016. These reductions we offset by an increase in consulting expenses of $0.2 million, and $0.2 million in employee related expenses.

Other Expense, Net

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(Dollars in thousands)
Interest income	$1	15
Interest expense	(636)	(1,037)
Interest expense to related parties	(1,074)	(796)
Other income (expense) net	(8)	(6)
	$(1,717)	$(1,824)

Interest expense decreased by $0.1 million, or 7%, primarily due to a decrease in the interest rate on the October 2012 and April 2013 Secured Promissory Notes as documented in Note 6. .

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

As of March 31, 2017, our cash and cash equivalents totaled $1.8 million, and we had additional $3.0 million of restricted cash that we are contractually obligated to maintain in accordance with our debt agreements, which are discussed further below. Unless Five Star Bank extends its waiver of the applicable covenant, or we enter into strategic agreements that include significant cash payments upfront, significantly increase revenues from sales or raise additional capital through the issuance of equity, we will exceed the maximum debt-to-worth requirement under our promissory note to them upon the expiration of the current waiver on October 1, 2018. As of March 31, 2017, we had an accumulated deficit of $242.3 million, and we estimate that we will continue to incur losses, which will further increase our accumulated deficit. Based on this cash on hand and our expectation that it will continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, enter into strategic agreements that include significant cash payments upfront and/or raise additional capital. There is no assurance that we will be able to obtain waivers of our debt covenants or raise capital, or if we are able to raise capital, that it will be on favorable terms. Adequate funds for these and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales and product development activities, further reduce operating expenses and/or reduce capital investment. We incorporated additional information regarding risks related to our capital and liquidity described in Part I— Item 1A— “Risk Factors”, in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016.

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of March 31, 2017, we had received an aggregate of $3.9 million in payments under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

We had the following debt arrangements in place as of March 31, 2017, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	14.00%	$12,595	Monthly(4)/October 2018
Promissory Note (2)	5.75%	$9,313	Monthly/June 2036
Promissory Notes (3)	8.00%	$40,798	Biannually(5)/August 2020

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	Monthly payments are interest only until maturity.
(5)	In November 2016, the maturity date was extended to October 2018.
(6)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.

October 2012 and April 2013 Secured Promissory Notes

On October 2, 2012, we borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013 (“Conversion Date”), we entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bear interest at 14% at March 31, 2017. This loan is collateralized by substantially all of the Company’s assets.

June 2014 Secured Promissory Note

In June 2014, we borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 5.75% as of March 31, 2017.  The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $67,058 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of our deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds were used for construction of the

Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of March 31, 2017, we had $1,444,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

August 2015 Senior Secured Promissory Notes

On August 20, 2015, we entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of our common stock. Pursuant to such purchase agreement, we sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. On May 31, 2016, we entered into an amendment to the August 2015 Senior Secured Promissory Notes, pursuant to which each such affiliate agreed to delete from the August 2015 Senior Secured Promissory Notes the provisions that had required us to maintain a $15 million minimum cash balance.

The August 2015 Senior Secured Promissory Notes are secured by substantially all of our personal property assets. The agent, acting on behalf of the lenders, shall be entitled to have a first priority lien on our intellectual property assets, pursuant to intercreditor arrangements with certain of our existing lenders.

LSQ Financing

On March 24, 2017, we entered into an Invoice Purchase Agreement (the “LSQ Financing”) with LSQ Funding Group, L.C. (“LSQ”), pursuant to which LSQ may elect to purchase up to $7,000,000 of eligible customer invoices from the Company.  Our obligations under the LSQ Financing are secured by a lien on substantially all of our personal property; such lien is first priority with respect to our accounts receivable, inventory, and related property, pursuant to an intercreditor agreement, dated March 22, 2017 (the “Three Party Intercreditor Agreement”), with Gordon Snyder, an individual, as administrative agent for the Snyder lenders (the “Snyder Agent”) and the agent for the holders of the August 2015 Senior Secured Promissory Notes.

Advances by LSQ may be made at an advance rate of 80% of the face value of the receivables being sold.  We also pay to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears.  An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding).  The LSQ Financing will be effective for one year with automatic one year renewals thereafter unless terminated within a 30-day window near the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window.  The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. As of March 31, 2017, no advances had been received under the LSQ Financing.

In April 2017, we began receiving proceeds under the LSQ Financing. As of May 5, 2017, we had received proceeds of approximately $2.9 million. The Company is currently reviewing the accounting treatment for the LSQ Financing.

Common Stock Offering

As discussed in Note 10 of the financial statements, in April 2017, we completed a public offering of 6.6 million registered common shares for estimated net proceeds totaling $8.2 million.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	(Unaudited)
Net cash used in operating activities	$(7,550)	$(9,712)
Net cash used in investing activities	(83)	(49)
Net cash used in financing activities	(194)	(253)
Net decrease in cash and cash equivalents	$(7,827)	$(10,014)

Cash Flows from Operating Activities

Net cash used in operating activities of $7.6 million during the three months ended March 31, 2017 primarily resulted from our net loss of $7.6 million and $1.4 million in cash used by operating assets and liabilities, which was partially offset by certain non-cash charges consisting of share-based compensation of $0.6 million, depreciation and amortization of $0.5 million, $0.3 million of non-cash interest expense,

Net cash used in operating activities of $9.7 million during the three months ended March 31, 2016 primarily resulted from our net loss of $9.3 million, which included $0.6 million of depreciation and amortization expense, $0.6 million of share-based compensation expense and $0.3 million of non-cash interest expense. In addition, net cash used in operating activities resulted from an increase in accounts receivable of $2.3 million and cost of deferred product revenues of $0.6 million, and decreases in accrued liabilities of $1.0 million, and interest due to related party of $0.5 million, and deferred revenue from related party of $0.2 million. These were partially offset by decreases in inventory of $0.4 million, prepaid expenses of $0.1 million, and increases of $0.6 million in accounts payable, and $1.4 million in deferred revenue and deferred revenue from related parties.

Cash Flows from Investing Activities

Net cash used in investing activities were $0.1 million during the three months ended March 31, 2017 resulting from purchases of property, plant and equipment to support our operations.

Net cash used in investing activities was less than $0.1 million during the three months ended March 31, 2016 that primarily resulted from purchases for the purchase of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash used in financing activities of $0.2 million during the three months ended March 31, 2017 consisted primarily $0.1 million in payments under capital leases and $0.1 million in payments under debt obligations.

Net used in financing activities of $0.3 million during the three months ended March 31, 2016 consisted primarily of $0.2 million in payments on our capital leases and $0.1 million in payments on our debt.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

	TOTAL	2017	2018-2019	2020-2021	2022 AND BEYOND
	(In thousands)
Operating lease obligations	$2,271	$707	$1,564	$—	$—
Debt and capital leases	62,436	899	33,046	20,664	7,827
Interest payments relating to debt and capital leases	18,103	4,962	7,353	1,985	3,803
Total	$82,810	$6,568	$41,963	$22,649	$11,630

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

Since March 31, 2017, we have not added any additional leases that would qualify as operating leases.

On November 11, 2016, we entered into the Amendment, which decreased the interest rate under the Snyder Loan Agreement to 14% effective November 1, 2016 and extended the maturity date by one year to October 2, 2018, resulting in a decrease in the total contractual obligations due in 2017 of $12.5 million and an increase in the total contractual obligations due in 2018 of $12.5 million.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2017 and 2016.

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

Interest Rate Risk

We had cash and cash equivalents of $1.8 million as of March 31, 2017, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—“Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below or in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

Our products are early in their life cycle with limited sales history and we have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability.

We are an early stage company, and our commercialized products are early in their life cycle with limited sales history. We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. As of March 31, 2017 and December 31, 2016, we had an accumulated deficit of $242.3 million and $234.6 million, respectively. For the three months ended March 31, 2017 and 2016, we had a net loss attributable to common stockholders of $7.6 million, $9.3 million, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability, and we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through March 31, 2017, we have derived substantially all of our revenues from sales of Regalia, Grandevo and Venerate. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, as well as our ability to increase sales of Regalia, Venerate, Grandevo and Majestene and to introduce new products such as Haven. An investor in our stock should consider the challenges, expenses and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of Regalia, Grandevo, Zequanox, Venerate, Majestene and other products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of Regalia, Grandevo, Zequanox, Venerate and Majestene, new products, such as Haven, and other product candidates. We expect to incur additional losses for the foreseeable future, including at least the next several years, and may never become profitable.

There is uncertainty about our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our cash and cash equivalents were $1.8 million at March 31, 2017, compared with $9.6 million at December 31, 2016. Based on this cash on hand and our expectation to continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months.

Management believes that we have access to capital resources through increased possible public or private equity offerings, debt financings, strategic collaborations involving significant up-front cash payments or other means. In addition, we continue to explore opportunities to strategically monetize our product pipeline, through potential distributor arrangements and licensing transactions, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity offerings and debt financings, although no assurance can be provided that we will continue to be successful in the future. Although management believes that significant on-going operating expenditures will be necessary to successfully implement our present business plan, if we are unable to raise sufficient capital, we may be forced to implement significant cost cutting measures and refocus our business as early as the second half of 2017.

In addition, although under a promissory note with Five Star Bank our lender has waived a requirement to remain below a maximum debt-to-worth ratio under this agreement through October 1, 2018, we expect that immediately after this waiver has expired, if we do not arrange an extension of the current waiver, we will be in violation of this covenant as well. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, would have a material adverse effect upon our business and would likely require us to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, we may be required to seek protection from creditors through bankruptcy proceedings.

These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, or raise additional capital and increase revenues. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We expect to require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, would significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

As of May 8, 2017, we have received proceeds of approximately $2.9 million under the LSQ Financing.

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

As we expect to continue to incur significant losses until we are able to significantly increase our revenue, we expect to need significant additional financing to meet the financial covenants or pay the principal and interest under our debt agreements, as well as to maintain and expand our business. We may seek additional funds from public or private equity offerings, debt financings, strategic collaborations involving up-front cash payments or other means. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing would be significantly dilutive to stockholders or, in some cases, require us to seek shareholder approval for the financing, and debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, our existing loan agreements contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment if we incur additional indebtedness and liens and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the debt agreements, which could require us to pay additional prepayment penalties. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

Certain of our debt agreements also contain financial covenants, including maintaining minimum current, debt-to-worth and loan-to-value ratios and provisions providing for an event of default if there is a material adverse change in our financial condition or if we are in default under certain of our other agreements. While we are not currently in default under any of these agreements, and none of our lenders have previously declared an event of default on our indebtedness, prior to our recent receipt of waivers from our lenders, we had not been in compliance with certain of these covenants. Further, we expect that immediately after the waiver under our promissory note with Five Star Bank has expired on October 1, 2018, we will be in violation of the note’s requirement to remain below a maximum debt-to-worth ratio. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances. If we fail to pay any principal or interest under our indebtedness when due, or are otherwise in violation of certain covenants under our debt agreements, this may result in the acceleration of our indebtedness, which would have a material adverse effect upon our business and would likely require us to seek to renegotiate these debt arrangements with the lenders, as we may not have sufficient funds to repay that indebtedness.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on May 12, 2017.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
President and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.43 10.44 10.45 31.1

Intercreditor Agreement, dated as of March 22, 2017, by and among the Company, Waddell Lenders, Snyder Lenders, and LSQ Funding Group, L.C

Invoice Purchase Agreement, dated March 24, 2017, by and between the Company and LSQ Funding Group, L.C.

Subordination Agreement dated March 28, 2017, by and among the Company, LSQ Funding Group, L.C. and Five Star Bank.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements