Form 10-Q
period 2017-06-30
MARRONE BIO INNOVATIONS INC
filed 2017-08-14
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Shares Outstanding at August 8, 2017
Common Stock, $0.00001 par value	31,350,877

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	JUNE 30, 2017	DECEMBER 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,242	$9,609
Restricted cash, current portion	1,444	1,444
Accounts receivable	5,794	3,592
Inventories, net	8,364	8,482
Deferred cost of product revenues	3,410	2,688
Prepaid expenses and other current assets	387	1,060
Total current assets	29,641	26,875
Property, plant and equipment, net	16,476	17,343
Restricted cash, less current portion	1,560	1,560
Other assets	140	205
Total assets	$47,817	$45,983
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,197	$1,385
Accrued liabilities	6,730	5,508
Accrued interest due to related parties	1,596	1,618
Deferred revenue, current portion	6,755	5,647
Capital lease obligations, current portion	487	839
Debt, current portion	2,954	252
Total current liabilities	21,719	15,249
Deferred revenue, less current portion	2,186	1,787
Debt, less current portion	21,029	21,083
Debt due to related parties	37,240	36,667
Other liabilities	1,293	1,381
Total liabilities	83,467	76,167
Commitments and contingencies (Note 8)
Stockholders' deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 31,351 shares issued and outstanding as of June 30, 2017 and 24,661 as of December 31, 2016	—	—
Additional paid in capital	214,011	204,463
Accumulated deficit	(249,661)	(234,647)
Total stockholders' deficit	(35,650)	(30,184)
Total liabilities and stockholders' deficit	$47,817	$45,983

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Revenues:
Product	$6,418	$4,957	$10,514	$7,534
License	58	92	116	184
Total revenues	6,476	5,049	10,630	7,718
Cost of product revenues	3,966	3,118	6,245	5,387
Gross profit	2,510	1,931	4,385	2,331
Operating Expenses:
Research, development and patent	2,853	2,313	5,297	4,635
Selling, general and administrative	5,073	4,512	10,416	10,042
Total operating expenses	7,926	6,825	15,713	14,677
Loss from operations	(5,416)	(4,894)	(11,328)	(12,346)
Other income (expense):
Interest income	—	10	1	25
Interest expense	(869)	(759)	(1,505)	(1,509)
Interest expense to related parties	(1,085)	(1,083)	(2,159)	(2,166)
Other income (expense), net	(15)	(57)	(23)	(63)
Total other expense, net	(1,969)	(1,889)	(3,686)	(3,713)
Loss before income taxes	(7,385)	(6,783)	(15,014)	(16,059)
Income taxes	—	—	—	—
Net loss	$(7,385)	$(6,783)	$(15,014)	$(16,059)
Basic and diluted net loss per common share	$(0.25)	$(0.28)	$(0.55)	$(0.65)
Weighted-average shares outstanding used in computing net loss per common share	29,401	24,598	27,070	24,584

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Net loss	$(7,385)	$(6,783)	$(15,014)	$(16,059)
Other comprehensive loss	—	—	—	—
Comprehensive loss	$(7,385)	$(6,783)	$(15,014)	$(16,059)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2017	2016
Cash flows from operating activities
Net loss	$(15,014)	$(16,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,034	1,150
Loss (gain) on disposal of equipment	(4)	58
Share-based compensation	1,169	1,327
Non-cash interest expense	730	657
Net changes in operating assets and liabilities:
Accounts receivable	(2,202)	(2,196)
Inventories	118	1,068
Prepaid expenses and other assets	738	403
Deferred cost of product revenues	(722)	(430)
Accounts payable	1,595	196
Accrued and other liabilities	1,242	(1,419)
Accrued interest due to related parties	(22)	425
Deferred revenue	1,507	1,449
Deferred revenue from related parties	—	(168)
Net cash used in operating activities	(9,831)	(13,539)
Cash flows from investing activities
Purchases of property, plant and equipment	(160)	(93)
Net cash used in investing activities	(160)	(93)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	8,223	—
Repayment of debt	(134)	(129)
Proceeds from secured borrowings	6,151	—
Reductions in secured borrowings	(3,281)	—
Repayment of capital leases	(352)	(346)
Change in restricted cash	—	15,412
Exercise of stock options	17	16
Net cash provided by financing activities	10,624	14,953
Net increase in cash and cash equivalents	633	1,321
Cash and cash equivalents, beginning of period	9,609	19,838
Cash and cash equivalents, end of period	$10,242	$21,159
Supplemental disclosure of cash flow information
Cash paid for interest	$2,938	$2,595
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$7	$24
Financing costs in accounts payable	$215	$—
Equipment acquired under capital leases	$—	$1,586

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

1. Summary of Business, Basis of Presentation and Liquidity

Marrone Bio Innovations, Inc. (“Company”), formerly Marrone Organic Innovations, Inc., was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company makes bio-based pest management and plant health products. The Company targets the major markets that use conventional chemical pesticides, including certain agricultural and water markets where its bio-based products are used as alternatives for, or mixed with, conventional chemical pesticides. The Company also targets new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. The Company delivers EPA-approved and registered biopesticide products and other bio-based products that address the global demand for effective, safe and environmentally responsible products.

In April 2017, the Company completed an underwritten public offering of 6,571,000 registered shares of its common stock (inclusive of 857,000 shares of its common stock to cover over-allotments). The public offering price of the shares sold in the offering was $1.40 per share. The total gross proceeds to the Company from the offering were approximately $9,200,000, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled approximately $8,200,000.

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of June 30, 2017, the Company had an accumulated deficit of $249,661,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company has funded operations primarily with net proceeds from public offerings of common stock, private placements of convertible preferred stock, convertible notes, and promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of June 30, 2017, the Company had working capital of $7,922,000, including cash and cash equivalents of $10,242,000. As of June 30, 2017, the Company had debt and debt due to related parties of $23,983,000 and $37,240,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as a material adverse change clause. In addition, as of June 30, 2017, the Company had a total of $3,004,000 of restricted cash relating to a debt agreement (see Note 6).

The Company believes that its existing cash and cash equivalents of $10,242,000 at June 30, 2017, expected revenues and incremental borrowings, if any, from LSQ Financing (as defined and discussed in Note 6) will not be sufficient to fund operations as currently planned through one year from the date of the issuance of these financial statements, which raises substantial doubt as to the Company’s ability to continue as a going concern. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company will continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. Management intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

The June 2014 Secured Promissory Note (as defined in Note 6) contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the financial statements. The lender has waived its right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through October 1, 2018. As a result, none of the long term portion of the Company’s outstanding debt has been reclassified to current in these financial statements as of June 30, 2017.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K, for the fiscal year ended December 31, 2016.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Revenues generated from international customers were, for the three months ended June 30, 2017 and 2016, 6% and 1%, respectively. Revenues generated from international customers were, for the six months ended June 30, 2017 and 2016, 9 % and 4%, respectively.

The Company’s principal sources of revenues are its Regalia and Grandevo product lines. These two product lines accounted for 73% and 77% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively, and 74% and 78% for the six months ended June 30, 2017 and 2016, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
Three months ended June 30,
2017	34%	9%
2016	34%	6%
Six months ended June 30,
2017	27%	10%
2016	31%	6%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either June 30, 2017 or December 31, 2016 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
June 30, 2017	28%	9%	—	13%
December 31, 2016	21%	10%	14%	1%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently has one supplier of this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long term business relationship with this supplier. The Company maintains 6 months of knotweed extract at any given time, but an unexpected disruption in supply could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined on the first in, first out basis. The Company provides for inventory reserves when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels or other factors. Additionally, the Company provides reserves for excess and slow-moving inventory on hand that is not expected to be sold to reduce the carrying amount of excess and slow-moving inventory to its estimated net realizable value. The reserves are based upon estimates about future demand from the Company’s customers and distributors as well as market conditions.

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of June 30, 2017 and December 31, 2016, the Company recorded deferred cost of product revenues of $3,410,000 and $2,688,000 respectively.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; for example, in instances where “inventory protection” arrangements were historically offered to distributors that permitted these distributors to return to the Company certain unsold products, the Company considers future arrangements with that distributor not to be fixed or determinable, and accordingly, revenue with that distributor is deferred until products are resold to customers of the distributor (the “sell-through” method). As of June 30, 2017 and December 31, 2016, the Company recorded current deferred product revenues of $6,503,000 and $5,411,000, respectively.  In addition, the Company had $532,000 in deferred product revenue that was classified as long-term as of June 30, 2017. There was no deferred product revenues classified as long term as of December 31, 2016.  Included in deferred revenue as of June 30, 2017 and December 31, 2016 but excluded from deferred product revenues is deferred revenue related to license revenues. As of June 30, 2017, the Company recorded current and non-current deferred revenues of $252,000 and $1,654,000, respectively, related to payments received under licensing agreements as discussed further below. As of December 31, 2016, the Company recorded current and non-current deferred revenues of $236,000 and $1,787,000, respectively, related to payments received under licensing agreements as discussed further below. The cost of product revenues associated with such deferrals are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the three months ended June 30, 2017 and 2016, 52% and 64%, respectively, and for the six months ended June 30, 2017 and 2016, 41% and 52%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. No payments were received under these agreements for the three and six months ended June 30, 2017.  For the three and six months ended June 30, 2016, the Company had received payments totaling $300,000 under these agreements. For the three months ended June 30, 2017 and 2016, the Company recognized $58,000 and $92,000, respectively, as license revenues. For the six months ended June 30, 2017 and 2016, the Company recognized $116,000 and $184,000, respectively, as license revenues.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended June 30, 2017 and 2016, research and development expenses totaled $2,555,000 and $2,091,000, respectively, and patent expenses totaled $298,000 and $222,000, respectively. For the six months ended June 30, 2017 and 2016, research and development expenses totaled $4,693,000 and $4,157,000 , respectively, and patent expenses totaled $604,000 and $478,000, respectively.

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

	JUNE 30,
	2017	2016
Stock options outstanding	3,300	2,822
Warrants to purchase common stock	4,232	4,027
Restricted stock units outstanding	522	415

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 and its related amendments provide new, globally applicable converged guidance concerning recognition and measurement of revenue.  The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized. The underlying principle is that revenue is to be recognized for the transfer of goods or services to customers that reflects the amount of consideration that the Company expects to be entitled to in exchange for those goods or services.  Additionally, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance is effective for annual and interim periods beginning on or after December 15, 2017.  ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The full retrospective method requires ASU 2014-09 be applied to each prior period presented in the year of adoption and the cumulative effect of adoption would be reflected at the beginning of the year of adoption. The modified retrospective method has the cumulative effect of applying ASU 2014-09 at the beginning of the year of adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU 2014-09.

The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. Although the Company is continuing to assess the impact of the new guidance, the Company believes the most significant impact will relate to the recognition of product sales made to distributors. The Company currently recognizes revenue from the sale of products made to distributors on either a sell-in or sell-through basis depending on the specific circumstances of the arrangement.  The new guidance will likely result in an acceleration of revenue as under the new standard, the Company may no longer be required to defer revenues related to distributors that are currently recognized on the sell-through basis. This change will also impact our balance sheet presentation with an expected decrease in deferred revenues, deferred cost of product revenues and net period-specific increases to retained earnings for the change in revenue recognition for current sell-through basis contracts. The Company is reviewing its revenue contracts and working on its plan for implementation of the new guidance which it will adopt beginning in the first quarter of 2018.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

JUNE 30, 2017
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$—	$—	$—	$—

DECEMBER 31, 2016
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,752	$3,752	$—	$—

The Company’s money market funds are held at registered investment companies. As of December 31, 2016, the money market funds were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Inventories

Inventories, net consist of the following (in thousands):

As of June 30, 2017 and December 31, 2016, the Company had $267,000 and $127,000, respectively, in reserves against its inventories.

	JUNE 30,	DECEMBER 31,
	2017	2016
Raw materials	$2,774	$3,491
Work in progress	2,001	2,044
Finished goods	3,589	2,947
	$8,364	$8,482

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	JUNE 30, 2017	DECEMBER 31, 2016
Accrued compensation	$1,061	$1,403
Accrued warranty costs	608	754
Accrued legal costs	759	569
Accrued customer incentives	2,398	639
Accrued liabilities, other	1,904	2,143
	$6,730	$5,508

The Company warrants the specifications and/or performance of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. During the six months ended June 30, 2017, the Company recognized $124,000 in warranty expense associated with product shipments for the period. This expense was reduced by $260,000 as a result of the historical usage of warranty reserves being lower than previously estimated. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2016	$754
Warranties issued (released) during the period	(136)
Settlements made during the period	(10)
Balance at June 30, 2017	$608

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	JUNE 30, 2017	DECEMBER 31, 2016
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 14.00% per annum, payable monthly through October 2018, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of June 30, 2017 and December 31, 2016 of $166 and $228, respectively, with an imputed interest rate of 15.5%	$12,284	$12,222
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (6.0% as of June 30, 2017) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of June 30, 2017 and December 31, 2016 of $237 and $247, respectively, with an imputed interest rate of 6.1%	8,990	9,113
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.8% annually) payable through the lenders direct collection of certain accounts receivable through March 2018, collateralized by substantially all of the Company’s personal property, net of unamortized debt discount as of June 30, 2017 and December 31, 2016 of $161 and $0, respectively, with an imputed interest rate of 145%	2,709	—
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized discount as of June 30, 2017 and December 31, 2016 of $2,760 and $3,333, respectively with an imputed interest rate of 10.8% (see Note 9)	37,240	36,667
Debt, including debt due to related parties	61,223	58,002
Less debt due to related parties	(37,240)	(36,667)
Less current portion	(2,954)	(252)
	$21,029	$21,083

The fair value of the Company’s outstanding debt obligations as of June 30, 2017 and December 31, 2016 was $24,406,000 and $21,611,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 15% for the fixed rate debt and 6% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

October 2012 and April 2013 Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders.  On April 10, 2013 (“Conversion Date”), the Company entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bear interest at 14% at June 30, 2017. This loan is collateralized by substantially all of the Company’s assets.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 6% as of June 30, 2017.  The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $67,058 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of June 30, 2017, the Company had $1,444,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

LSQ Financing

On March 24, 2017, the Company entered into an Invoice Purchase Agreement (the “LSQ Financing”) with LSQ Funding Group, L.C. (“LSQ”), pursuant to which LSQ may elect to purchase up to $7,000,000 of eligible customer invoices from the Company.  The Company’s obligations under the LSQ Financing are secured by a lien on substantially all of the Company’s personal property; such lien is first priority with respect to the Company’s accounts receivable, inventory, and related property, pursuant to an intercreditor agreement, dated March 22, 2017 (the “Three Party Intercreditor Agreement”), with administrative agents for the October 2012 and April 2013 Secured Promissory Notes holders and the August 2015 Senior Secured Promissory Notes holders.

Advances by LSQ may be made at an advance rate of up to 80% of the face value of the receivables being sold.  Upon the sale of the receivable, we will not maintain servicing. LSQ may require us to repurchase accounts receivable if (i) the payment is disputed by the account debtor, with the purchaser being under no obligation to determine the bona fides of such dispute, (ii) the account debtor has become insolvent or (iii) upon the effective date of the termination of the LSQ Financing. LSQ will retain its security interest in any accounts repurchased by the Company.

The Company pays to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears.  An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding).  The LSQ Financing will be effective for one year with automatic one year renewals thereafter unless terminated by the Company at least 60 and not greater than 90 days from the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window.  LSQ may terminate this agreement with 30 days written notice at which time the LSQ Financing will be terminated at the earlier of the 30-day period, the end of the current term, or the end of the then renewal term. The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. The Company incurred $215,000 in financing-related costs as part of the LSQ Financing that were recorded as a debt discount and amortized to interest expenses over the initial one-year term. The unamortized portion of these financing costs is $161,000 as of June 30, 2017.

In April 2017, the Company began receiving advances under the LSQ Financing. The Company accounted for sales of accounts receivable under the LSQ Financing as a secured borrowing in accordance with ASC 860, Transfers and Servicing.

Upon sale of the receivable, the Company may elect to set up a reserve where upon the cash for the sale remains with LSQ and the Company can draw on the available amount on the reserve account at any time. Since April 2017, there were times when the Company elected to utilize the reserve account, but there were no amounts outstanding under the reserve as of June 30, 2017. As of June 30, 2017, the Company had $4,844,000 included in accounts receivable that were transferred under this arrangement and had $0 in excess funds available on the reserve account.

7. Share-Based Plans

As of June 30, 2017, there were 3,300,000 options outstanding, 522,000 restricted stock units outstanding and 2,461,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended June 30, 2017 and 2016, the Company recognized share-based compensation of $587,000 and $710,000, respectively.  For the six months ended June 30, 2017 and 2016, the Company recognized share-based compensation of $1,169,000 and $1,327,000, respectively.

During the three months ended June 30, 2017 and 2016, the Company granted 25,000 and 88,000 options, respectively, at a weighted-average exercise price of $1.31 and $0.84, respectively. During the six months ended June 30, 2017 and 2016, 56,000 and 951,000 options, respectively, were granted at a weighted-average exercise price of $1.75 and $1.18 per share, respectively.  During the three months ended June 30, 2017 and 2016, 0 options were exercised. During the six months ended June 30, 2017, 14,000 and 37,000 options were exercised at a weighted-average exercise price of $1.21 and $0.43 per share, respectively.

The following table summarizes the activity of restricted stock units from December 31, 2016 to June 30, 2017 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2016	350	$1.23
Granted	107	$1.20
Vested	(380)	$0.88
Forfeited	—	—
Nonvested at June 30, 2017	77	$0.87

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

On September 9, 2014 and November 25, 2014, shareholder derivative actions were filed in the Superior Court of California, County of Yolo (Case No. CV14-1481) and the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-02779-JAM-CKD), purportedly on the Company’s behalf, against certain current and former officers and members of its board of directors (the “2014 Derivative Actions”). The plaintiffs in the 2014 Derivative Actions alleged that the defendants breached their fiduciary duties, committed waste, were unjustly enriched and aided and abetted breaches of fiduciary duty by causing the Company to issue allegedly false and misleading statements.

On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on the Company’s behalf, against certain current and former officers and members of the Company’s board of directors and the Company’s independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleged that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing the Company to issue allegedly false and misleading statements and that the Company’s independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2014 Derivative Actions and 2015 Derivative Action overlap substantially with those at issue in the Class Action described above. On November 15, 2016, the Company, in its capacity as a nominal defendant, entered into a stipulation of settlement (the “Stipulation”) in the Derivative Actions. On January 11, 2017, the Superior Court of California, County of Yolo entered an order preliminarily approving the settlement set forth in the Stipulation, and on April 5, 2017, it entered the final order and judgment approving the settlement set forth in the Stipulation. The Stipulation provides for dismissal of the shareholder derivative actions as to the Company, the certain current and former officers and members of the board of directors and the Company’s independent registered public accounting firm, and the Company agrees to adopt or maintain certain corporate governance reforms for at least four years. The Stipulation also provides for attorneys’ fees and expenses to be paid by the Company’s insurers to plaintiffs’ counsel. On June 22, 2017, plaintiffs in the derivative action in the U.S. District Court for the Eastern District of California filed a Notice of Voluntary Dismissal with Prejudice.

9. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. On May 31, 2016, the terms of the August 2015 Secured Promissory Notes were amended to remove the provisions that had required the Company to maintain a $15 million minimum cash balance. Debt due to related parties as of June 30, 2017 was $37,240,000, net of unamortized debt discount of $2,760,000. The fair value of the Company’s debt due to related parties was $38,660,000 and $38,120,000 as of June 30, 2017 and December 31, 2016, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25%, and is classified as Level 3 within the fair value hierarchy. Accrued interest due to related parties was $1,596,000 and $1,618,000 as of June 30, 2017 and December 31, 2016, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), as filed with the Securities and Exchange Commission.

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, our expectations regarding registering or introduction of new products and new formulations and expanded use labels for existing products, the benefits that may be derived from product or the commercial or market opportunity of any product, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including those discussed in our Quarterly Report, Part II, Item 1A—“Risk Factors” of this Quarterly Report, and in Part I—Item 1A—“Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We make bio-based pest management and plant health products. Bio-based products are comprised of naturally occurring microorganisms, such as bacteria and fungi, and plant extracts. Our current products target the major markets that use conventional chemical pesticides, including certain agricultural and water markets, where our bio-based products are used as alternatives for, or mixed with, conventional chemical products. We also target new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides.  Five of six of our current products are approved by the United States Environmental Protection Agency (“EPA”) and registered as “biopesticides.”  Our first non-EPA product is Haven, a plant health product, is a “biostimulant” which requires state registrations, but does not require EPA registration. We believe our current portfolio of products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products to control pests, increase crop yields and reduce crop stress.

The agricultural industry is increasingly dependent on effective and sustainable pest management practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, our research has shown that the global market for biopesticides is growing substantially faster than the overall market for pesticides. This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based pest management products into integrated pest management (“IPM”) programs, as well as increasing consumer demand for organic food. We seek to capitalize on these global trends by providing both conventional and organic growers with solutions to a broad range of pest management needs through strategies such as adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging growers’ positive experiences with existing product lines, educating growers with on-farm product demonstrations and controlled product launches with key target customers and other early adopters. To that end, in March 2016 we entered into an agreement with Isagro USA to distribute Bio-Tam 2.0, a biofungicide for soil-borne disease control and grapevine trunk disease control that complements our existing products, particularly Regalia. In addition, in May 2017, we entered into an agreement with Jet Harvest Solutions to sell their contact Biofungicide, Jet-Ag in most regions of the United States. We believe this approach enables us to stay ahead of our competition in providing innovative pest management solutions, enhances our sales process at the distributor level and helps us to capture additional value from our products.

Our research and development efforts are focused on supporting existing commercial products, including Regalia, Grandevo, Venerate Majestene, and Haven with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. In addition, we have focused our internal efforts in developing and commercializing three promising products, Stargus and Amplitude Biofungicides (previously referred to as MBI-110) which has been submitted to the EPA for registration, Ennoble Biofumigant (previously referred to as MBI-601), which is EPA-registered and MBI-014 (formerly 010) bioherbicide.  We continued under this focused plan to launch new products. We had the first sales of Majestene in 2016 and Haven in 2017. In addition, during 2016, we submitted our MBI-110 fungicide to the EPA for registration and received EPA registration for our biofumigant, MBI-601. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe collectively, these measures, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

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

Although we have historically sold a significant majority of our products in the United States, expanding our international presence and commercialization is an important component of our growth strategy. Regalia, Venerate and Grandevo are currently available in select international markets under distribution agreements with major agrichemical companies or regional distributors. Currently, our plan is to focus first on countries where we can gain the fastest registration approval to permit product launches while also pursuing key countries and regions with the largest and fastest growing biopesticide and plant health product markets for specialty crops and selected row crops. We are working with regional or national distributors in key countries who have brand recognition and established customer bases and who can conduct field trials and grower demonstrations and lead or assist in regulatory processes and market development.

We currently market our water treatment product, Zequanox, directly to a selected group of U.S. power and industrial companies. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale. We are seeking sales and distribution partners for in-pipe and open water uses, and are currently in discussions with a large water treatment company to further develop Zequanox and expand it commercially. In addition, we continue to work with state, federal and bi-national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox from in-pipe treatments is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost, and environmental impact, of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals. Sales of Zequanox have also remained lower than our other products due to our prioritization of our crop protection business, the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis), the unique nature of the treatment approach for each customer based on the extent of the infestation and the design of the facility.

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

Our total revenues were $6.5 million and $5.0 million for the three months ended June 30, 2017 and 2016, respectively, and $10.6 million and $7.7 million for the six months ended June 30, 2017 and 2016, respectively, and have risen as growers have adopted our products and have used our products on an expanded number of crops. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo, Venerate, and Majestene product lines, but which also include sales of Bio-Tam 2.0 and Haven. We believe concerns regarding our ability to continue operations have impacted our ability to grow more robustly. Going forward, we believe our revenues will largely be impacted by weather, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues since we sell to highly concentrated, traditional distributor-type customers. Customers to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
Three months ended June 30,
2017	34%	9%
2016	34%	6%
Six months ended June 30,
2017	27%	10%
2016	31%	6%

While we expect product sales to a limited number of customers to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base. Our cost of product revenues was $4 million and $3.1 million for the three months ended June 30, 2017 and 2016, respectively, and $6.2 million and $5.4 million for the six months ended June 30, 2017 and 2016, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging, and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, warranty, and, beginning in 2014, under-absorbed costs at our manufacturing plant when the manufacturing plant was placed into service. We have seen our costs of product revenues related to under-absorbed costs of our manufacturing plant decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene and Zequanox and during the three months ended June 30, 2017 we had sales of our new product, Haven. Our costs related to write downs of inventory are expected to fluctuate based on increased volume of manufacturing and reliance on third party manufacturing services in the production of finished goods inventory. Our cost of product revenues will fluctuate as a percentage of total revenues primarily due to changes in product mix, based on margins the introduction of new products, and the growth of overall revenues, which also allows for better absorption of overhead costs from the realization of better production efficiencies.  We expect to see a gradual increase in gross margin over the life cycle of each of our products as we improve production processes, gain efficiencies, increase product yields, and grow revenues. These increases may be offset by additional charges for inventory write-downs and under-absorbed costs of our manufacturing plant until overall volume in the plant stabilizes at its optimum utilization levels, and/or we experience similar issues related to our third party manufacturing partners. We also expect fluctuation in margins on a quarterly basis due to seasonal product mix, and due to variations in the yield and efficacy of various individual batches of production until volumes get to a level that average out individual variances.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses. For the three months ended June 30, 2017 and 2016, these costs were $2.9 million and $2.3 million, respectively, and $5.3 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively. We have made and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward improving our processes and formulations of commercial products and the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our focused strategy.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $5.1 million and $4.5 million for the three months ended June 30, 2017 and 2016, respectively, and $10.4 million and $10.0 million for the six months ended June 30, 2017 and 2016, respectively. In connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers and growers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. In February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded an expense for $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 to accrue its estimate of the penalties arising from such enforcement action.

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

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions accounted for on a “sell-through” method, inventory valuation and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies as described in our Annual Report filed on Form 10-K, as amended, for the fiscal year ended December 31, 2016.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99% and 98% of our total revenues for the three months ended June 30, 2017 and 2016, respectively, and 99% and 98% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.

In some cases, we recognize customers’ revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For sales to certain customers, the revenue recognition criteria are not satisfied at the time title and risk of loss passes to the customer; specifically, in instances where “inventory protection” arrangements were offered in the past to customers that permitted these customers to return to the Company certain unsold or unused products, or where the risk of future concessions may exist, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold by our customers to their customers, or used (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. For the three months ended June 30, 2017 and 2016, 52% and 65%, respectively, of product revenues were recognized on a sell-through basis. For the six months ended June 30, 2017 and 2016, 41% and 54%, respectively, of product revenues were recognized on a sell-through basis.

If cash is received from customers related to delivered product that may not represent a true sale, it is classified as customer refund liabilities in the consolidated balance sheets, and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the three months ended June 30, 2017 and 2016, license revenues consisted of 1% and 2%, respectively, and 1% and 2% for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, including agreements with related parties discussed below, we had received an aggregate of $3.9 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We have entered into in-license technology agreements with respect to the use and commercialization of four of our commercially available product lines, Regalia, Grandevo, Zequanox, and Haven and certain other products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The patents for Regalia and Zequanox will expire in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. The patents for Haven begin to expire in 2019.

There is, however, a pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including issued patents and pending patent applications related to Regalia, Grandevo and Zequanox, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see fluctuation in gross profit over the life cycle of each of our products and gross margins are expected to fluctuate over time based on product sales mix, and as production processes improve and as we gain efficiencies and increase product yields. We expect margins to improve on a product-by-product basis, as shipments expand and manufacturing efficiencies are realized our overall gross margins may vary as we introduce new products, introduce new sales incentives and programs, or have to rely on third-party manufacturing to address our demand. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product mix and average selling prices.

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014. We continue to use third party manufacturers for Venerate and Majestene, Haven and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility as sales volumes are large enough to realize greater operational efficiencies, which could be offset by other factors mentioned above.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent staff in support of product discovery and development activities. Research, development and patent expenses also include costs incurred for patents, laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs.

Beginning in the fourth quarter of 2014, we reduced our research and development staff and prioritized our pipeline candidates, focusing first on Majestene and Haven, which are now commercially available, and other products that can be in the market in the next few years. We expect research, development and patent expenses to decrease in the near term as we have reduced headcount and will focus our efforts on select pipeline products. We are working to find partners to assist with the development of other pipeline candidates.

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

We expect our selling expenses to fluctuate in the near-term, both in absolute dollars and as a percentage of total revenues. For the three and six months ended June 30, 2017, we incurred $0.1 million in litigation-related expenses related to the restatement of our financial statements, net of insurance proceeds. For the three months ended June 30, 2016, we recognized a reduction of $0.2 million in such costs due in part to the receipt of insurance proceeds. For the six months ended June 30, 2016, we recognized expenses of $0.7 million related to such costs.

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

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In June 2014, we entered into a $10.0 million promissory note with a variable interest rate that varies with the prime rate. Accordingly, our interest expense will increase as the prime rate increases. In August 2015, pursuant to a purchase agreement, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million with a fixed interest rate and warrants to purchase up to 4.0 million shares of our common stock at an exercise price of $1.91 per share for aggregate consideration of $40.0 million. In November 2016, pursuant to an amendment to the October 2012 and April 2013 Secured Promissory Notes with a combined total of $12.5 million outstanding, the interest rate on these notes decreased from 18% to 14%. This decrease in interest was partially offset by the additional interest associated with the valuation of 125,000 warrants in the amount of $0.2 million. The value of the warrants is treated as a discount to this note and is being amortized to interest expense through the maturity date of these secured notes. In March 2017, we entered into the LSQ Financing which allows us to receive advances of up to $7.0 million against receivables sold to LSQ. In April 2017, we began to draw down the LSQ Financing and as of June 30, 2017, we had an outstanding balance of $2.9 million in secured borrowings.

We have also acquired equipment under capital leases, which results in interest expense over the lease term. Our capital lease obligations were $0.5 million and $0.8 million as of June 30, 2017 and December 31, 2016, respectively.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2017, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Key Components of Our Results of Operations

Results of Operations

The following table sets forth certain statements of operations and other financial and operating data:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Revenues:
Product	$6,418	$4,957	$10,514	$7,534
License	58	92	116	184
Total revenues	6,476	5,049	10,630	7,718
Cost of product revenues	3,966	3,118	6,245	5,387
Gross profit	2,510	1,931	4,385	2,331
Operating Expenses:
Research, development and patent	2,853	2,313	5,297	4,635
Selling, general and administrative	5,073	4,512	10,416	10,042
Total operating expenses	7,926	6,825	15,713	14,677
Loss from operations	(5,416)	(4,894)	(11,328)	(12,346)
Other income (expense):
Interest income	—	10	1	25
Interest expense	(869)	(759)	(1,505)	(1,509)
Interest expense to related parties	(1,085)	(1,083)	(2,159)	(2,166)
Other income (expense), net	(15)	(57)	(23)	(63)
Total other expense, net	(1,969)	(1,889)	(3,686)	(3,713)
Loss before income taxes	(7,385)	(6,783)	(15,014)	(16,059)
Income taxes	—	—	—	—
Net loss	$(7,385)	$(6,783)	$(15,014)	$(16,059)
Product Shipments	$5,672	$4,169	$12,134	$8,055

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

The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2017	2016	2017	2016
Product revenues	$6,418	$4,957	$10,514	$7,534
Change in deferred product revenue(a)	(746)	(788)	1,620	521
Product shipments	$5,672	$4,169	$12,134	$8,055

(a)

Change in deferred product revenue is defined as the increase in the amount of deferred product revenues accrued during the applicable period, less prior deferred product revenues recognized during the applicable period, excluding the change in deferred revenue associated with license fees and customer deposits. For the three months ended June 30, 2017 and 2016, deferred license revenues decreased $58,000 and $92,000, respectively, and $116,000 and $184,000 for the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Revenues:
Product	99%	98%	99%	98%
License	1	2	1	2
Total revenues	100	100	100	100
Cost of product revenues	61	62	59	70
Gross profit	39	38	41	30
Operating Expenses:
Research, development and patent	44	46	50	60
Selling, general and administrative	78	89	98	130
Total operating expenses	122	135	148	190
Loss from operations	(83)	(97)	(107)	(160)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(13)	(15)	(14)	(20)
Interest expense to related parties	(17)	(21)	(20)	(28)
Other income (expense), net	—	(1)	—	(1)
Total other expense, net	(30)	(37)	(34)	(49)
Loss before income taxes	(113)	(134)	(141)	(209)
Income taxes	—	—	—	—
Net loss	(113)%	(134)%	(141)%	(209)%

Comparison of Three Months Ended June 30, 2017 and 2016

Product Revenues

	THREE MONTHS ENDED JUNE 30,
	2017	2016
	(Dollars in thousands)
Product revenues	$6,418	$4,957
% of total revenues	99%	98%

Product revenues increased by $1.5 million, or 29%, primarily as a result of increased product shipments that increased a similar amount.  Product revenues increased across all product lines, over the second quarter of 2016 as demand was driven by continued acceptance of our product portfolio.

License Revenues

	THREE MONTHS ENDED JUNE 30,
	2017	2016
	(Dollars in thousands)
License revenues	$58	$92
% of total revenues	1%	2%

License revenues related to certain strategic collaboration and distribution agreements decreased for the second quarter of 2017 as compared to the second quarter of 2016, as some of these agreements became fully amortized to revenue in 2016, and were not offset by new agreements.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED JUNE 30,
	2017	2016
	(Dollars in thousands)
Cost of product revenues	$3,966	$3,118
% of total revenues	61%	62%
Gross profit	2,510	1,931
% of total revenues	39%	38%

Cost of product revenues were up $0.8 million, and gross profit increased by $0.6 million. Gross margins were relatively flat. Cost of product revenues as a percentage of revenue declined modestly, as increased sales volume was offset by sales mix. Gross margins were, therefore, up as a result of overall sales volume.

Research, Development and Patent Expenses

	THREE MONTHS ENDED JUNE 30,
	2017	2016
	(Dollars in thousands)
Research, development and patent	$2,853	$2,313
% of total revenues	44%	46%

Research, development and patent expenses increased by $0.5 million, or 23%, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and our focused pipeline of new products. Related to these efforts, we saw an increase in field trials costs of $0.4 million over the second quarter of 2016, as we test our existing and developing product lines on a wider range of crops and markets and field testing of near term pipeline products.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,
	2017	2016
	(Dollars in thousands)
Selling, general administrative expenses	$5,073	$4,512
% of total revenues	78%	89%

Selling, general and administrative expenses increased by $0.6 million or 12%, primarily due to a $0.6 million increases in outside services, the result of outside services coats related to the Company’s implementation of an enterprise resource planning (ERP) system, increased marketing expenses related to the purchase of electronic data interchange (EDI) information to gain transparency into grower purchases of our products and other advertising and marketing research costs.

Other Expense, Net

	THREE MONTHS ENDED JUNE 30,
	2017	2016
	(Dollars in thousands)
Interest income	$—	10
Interest expense	(869)	(759)
Interest expense to related parties	(1,085)	(1,083)
Other income (expense) net	(15)	(57)
	$(1,969)	$(1,889)

Interest expense increased by $0.1 million, or 6%, primarily due to a decrease in the interest rate on the October 2012 and April 2013 Secured Promissory Notes as discussed in Note 6 to the condensed consolidated financial statements included in Part I—Item 1— “Financial Information.”

Comparison of Six Months Ended June 30, 2017 and 2016

Product Revenues

	SIX MONTHS ENDED JUNE 30,
	2017	2016

	(Dollars in thousands)
Product revenues	$10,514	$7,534
% of total revenues	99%	98%

Product revenues increased by $3.0 million, or 40%, primarily as a result of increased product shipments that increased a similar amount. Product revenues increased across all product lines, as compared to the first six months of 2016 as demand was driven by continued acceptance of our product portfolio.

License Revenues

	SIX MONTHS ENDED JUNE 30,
	2017	2016

	(Dollars in thousands)
License revenues	$116	$184
% of total revenues	1%	2%

License revenues related to certain strategic collaboration and distribution agreements decreased for the first six months of 2017 as compared to the first six months of 2016, as some of these agreements became fully amortized to revenue in 2016, and were not offset by new agreements.

Cost of Product Revenues and Gross Profit

	SIX MONTHS ENDED JUNE 30,
	2017	2016

	(Dollars in thousands)
Cost of product revenues	$6,245	$5,387
% of total revenues	59%	70%
Gross profit	4,385	2,331
% of total revenues	41%	30%

Cost of product revenues and gross profit were up for the first six months of 2017 compared to the first six months of 2016, $0.9 million or 16% and $2.1 million or 88%, respectively.  Cost of product revenues increased due to higher sales volumes across all product lines, and improved plant utilization production efficiencies related to higher volumes realized during the first six months of 2017.  These volumes and efficiencies, although slightly impacted by sales mix, resulted in significantly improved gross profits.

Research, Development and Patent Expenses

	SIX MONTHS ENDED JUNE 30,
	2017	2016

	(Dollars in thousands)
Research, development and patent	$5,297	$4,635
% of total revenues	50%	60%

Research, development and patent expenses increased by $0.7 million, or 14%, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and our focused pipeline of new products. Cost increase primarily related to increased field trials costs, supplies and chemicals, and conference related activities. These costs are expected to fluctuate in the future.

Selling, General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,
	2017	2016

	(Dollars in thousands)
Selling, general administrative expenses	$10,416	$10,042
% of total revenues	98%	130%

Selling, general and administrative expenses increased by $0.4 million or 4%, primarily due to an increase in outside services, the result of new ERP system implementation costs, increased marketing consulting costs, and marketing costs associated with advertising data research, including subscribing to an EDI platform to gain additional information about growers’ use of our products. The Company also incurred costs due to increased headcount and related costs, which were offset by reductions in costs related to outside legal fees related to our restatement-related investigation and litigation activities in the first six months of 2016.

Other Expense, Net

	SIX MONTHS ENDED JUNE 30,
	2017	2016

	(Dollars in thousands)
Interest income	$1	$25
Interest expense	(1,505)	(1,509)
Interest expense to related parties	(2,159)	(2,166)
Other income (expense) net	(23)	(63)
	$(3,686)	$(3,713)

Interest expense decreased by $0.0 million, or less than 1%, primarily due to a decrease in the interest rate on the October 2012 and April 2013 Secured Promissory Notes as documented in Note 6 to the condensed consolidated financial statements included in Part I—Item 1— “Financial Information.”

Seasonality and Quarterly Results

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations and products and our recognition of revenue on both a “sell-in” and “sell-through” basis, depending on the transaction. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products. Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications, and the California drought in 2015 and the Northeast U.S. drought in 2016 affected fungicide sales and cold, wet weather in the Pacific Northwest in 2017. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

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

As of June 30, 2017, our cash and cash equivalents totaled $10.2 million, and we had an additional $3.0 million of restricted cash that we are contractually obligated to maintain in accordance with our debt agreements, which are discussed further below. Unless Five Star Bank extends its waiver of the applicable covenant, or we enter into strategic agreements that include significant cash payments upfront, significantly increase revenues from sales or raise additional capital through the issuance of equity, we will exceed the maximum debt-to-worth requirement under our promissory note to them upon the expiration of the current waiver on October 1, 2018. As of June 30, 2017, we had an accumulated deficit of $249.7 million, and we estimate that we will continue to incur losses, which will further increase our accumulated deficit. Based on this cash on hand and our expectation that it will continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, enter into strategic agreements that include significant cash payments upfront and/or raise additional capital. There is no assurance that we will be able to obtain waivers of our debt covenants or raise capital, or if we are able to raise capital, that it will be on favorable terms. Adequate funds for these and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales and product development activities, further reduce operating expenses and/or reduce capital investment. We incorporated additional information regarding risks related to our capital and liquidity described in Part I— Item 1A— “Risk Factors”, in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016.

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of June 30, 2017, we had received an aggregate of $3.9 million in payments under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

We had the following debt arrangements in place as of June 30, 2017, in each case as discussed below (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	14.00%	$12,595	Monthly(5)/October 2018(6)
Promissory Note (2)	6.00%	9,253	Monthly/June 2036
Promissory Notes (3)	8.00%	41,596	Biannually(7)/August 2020
Secured Borrowing (4)	12.78%	2,870	Varies(8)/March 2018(9)

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	See “—LSQ Financing.”
(5)	Monthly payments are interest only until maturity.
(6)	In November 2016, the maturity date was extended to October 2018.
(7)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.
(8)	Payable through the lender’s direct collection of certain accounts receivable through March 2018.
(9)

This financing terminates in March 2018, but automatically extends if the Company does not provide written notice of termination. The lender can terminate this agreement with 30 days written notice. See the further discussion in “LSQ Financing.”

October 2012 and April 2013 Secured Promissory Notes

On October 2, 2012, we borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013 (“Conversion Date”), we entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bear interest at 14% at June 30, 2017. This loan is collateralized by substantially all of the Company’s assets.

June 2014 Secured Promissory Note

In June 2014, we borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 6.0% as of June 30, 2017.  The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $67,058 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of our deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds were used for construction of our manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of June 30, 2017, we had $1,444,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

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

LSQ Financing

On March 24, 2017, we entered into an Invoice Purchase Agreement (the “LSQ Financing”) with LSQ Funding Group, L.C. (“LSQ”), pursuant to which LSQ may elect to purchase up to $7,000,000 of eligible customer invoices from the Company.  Our obligations under the LSQ Financing are secured by a lien on substantially all of our personal property; such lien is first priority with respect to our accounts receivable, inventory, and related property, pursuant to an intercreditor agreement, dated March 22, 2017 (the “Three Party Intercreditor Agreement”), with administrative agents for the October 2012 and April 2013 Secured Promissory Notes holders and the August 2015 Senior Secured Promissory Notes holders.

Advances by LSQ may be made at an advance rate of up to 80% of the face value of the receivables being sold.  Upon the sale of the receivable, we will not maintain servicing. LSQ may require us to repurchase accounts receivable if (i) the payment is disputed by the account debtor, with the purchaser being under no obligation to determine the bona fides of such dispute, (ii) the account debtor has become insolvent or (iii) upon the effective date of the termination of the LSQ Financing. LSQ will retain its security interest in any accounts repurchased from us.

We also pay to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears.  An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding).  The LSQ Financing will be effective for one year with automatic one year renewals thereafter unless terminated by the Company at least 60 and not greater than 90 days from the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window.  LSQ may terminate this agreement with 30 days written notice at which time the LSQ Financing will be terminated at the earlier of the 30-day period, the end of the current term, or the end of the then renewal term. The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. We incurred $215,000 in financing-related costs as part of the LSQ Financing that were recorded as a debt discount and amortized to interest expenses over the initial one-year term. The unamortized portion of these financing costs is $161,000 as of June 30, 2017.

In April 2017, we began receiving advances under the LSQ Financing. There was a $2.9 million in outstanding balance under the LSQ Financing as of June 30, 2017.

Upon sale of the receivable, we may elect to set up a reserve where upon the cash for the sale remains with the third-party and the Company can draw on the available amount on the reserve account at any time. Since April 2017, there were times when we elected to utilize the reserve account, but there were no amounts outstanding under the reserve as of June 30, 2017. As of June 30, 2017, we had $4,844,000 included in accounts receivable that were transferred under this arrangement and had $0 in excess funds available on the reserve account.

Common Stock Offering

In April 2017, we completed a public offering of 6.6 million registered common shares for estimated net proceeds totaling $8.2 million, as discussed in Note 1 to the condensed consolidated financial statements included in Part I—Item 1— “Financial Information.”

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2017	2016
	(Unaudited)
Net cash used in operating activities	$(9,831)	$(13,539)
Net cash used in investing activities	(160)	(93)
Net cash provided by financing activities	10,624	14,953
Net decrease in cash and cash equivalents	$633	$1,321

Cash Flows from Operating Activities

Net cash used in operating activities of $9.8 million during the six months ended June 30, 2017 primarily resulted from our net loss of $15.0 million which was partially offset by $2.3 million in cash provided by operating assets and liabilities, certain non-cash charges consisting of share-based compensation of $1.2 million, depreciation and amortization of $1.0 million, and $0.7 million of non-cash interest expense.

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

Cash Flows from Investing Activities

Net cash used in investing activities were $0.2 million during the six months ended June 30, 2017 resulted from purchases of property, plant and equipment to support our operations.

Net cash used in investing activities was less than $0.1 million during the six months ended June 30, 2016 that primarily resulted from purchases for the purchase of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided by financing activities of $10.6 million during the six months ended June 30, 2017 consisted primarily of $8.2 million in net proceeds from a sale of common stock, net proceeds from a secured borrowing of $2.9 million, which were reduced by payments under capital leases and debt obligations, exclusive of the secured borrowings, of $0.5 million.

Net cash provided by financing activities of $15.0 million during the six months ended June 30, 2016 consisted primarily of the reclassification of $15.4 million in restricted cash to cash and equivalents. See Note 6 and 9 to the condensed consolidated financial statements included in Part I—Item 1— “Financial Information” for further discussion. This was partially offset by cash used in financing activities of as a result of payments under capital leases of $0.3 million and payments under our debt of $0.1 million.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

	TOTAL	2017	2018-2019	2020-2021	2022 AND BEYOND
	(In thousands)
Operating lease obligations	$2,037	$473	$1,564	$—	$—
Debt and capital leases	65,028	3,488	33,017	20,639	7,884
Interest payments relating to debt and capital leases	17,832	4,398	7,399	2,030	4,005
Total	$84,897	$8,359	$41,980	$22,669	$11,889

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

Since June 30, 2017, we have not added any additional leases that would qualify as operating leases.

On November 11, 2016, we entered into the Amendment, which decreased the interest rate under the October 2012 and April 2013 Secured Promissory Notes to 14% effective November 1, 2016 and extended the maturity date by one year to October 2, 2018, resulting in a decrease in the total contractual obligations due in 2017 of $12.5 million and an increase in the total contractual obligations due in 2018 of $12.5 million.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2017 and 2016.

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

Interest Rate Risk

We had cash and cash equivalents of $10.2 million as of June 30, 2017, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO each concluded that our disclosure controls and procedures were effective as of June 30, 2017.

During the fourth quarter of fiscal 2016, we began the implementation of an ERP system. During the second quarter of fiscal 2017, we transitioned to our ERP system for manufacturing operations for material requirements planning, general ledger, procurement, payment, billings and cash receipts functions. We have accordingly, modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our ERP system. We believe that the ERP system will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the second quarter of fiscal 2017, and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—“Risk Factors” in our Annual Report filed on Form 10-K, as amended, for the fiscal year ended December 31, 2016. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below or in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

There is uncertainty about our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our cash and cash equivalents were $10.2 million at June 30, 2017, compared with $9.6 million at December 31, 2016. Based on this cash on hand and our expectation to continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months.

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

These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, or raise additional capital and increase revenues. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in us.

Our products are early in their life cycle with limited sales history and we have incurred significant losses to date and anticipate continuing to incur losses in the future, and we may not achieve or maintain profitability.

We are an early stage company, and our commercialized products are early in their life cycle with limited sales history. We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. As of June 30, 2017 and December 31, 2016, we had an accumulated deficit of $249.7 million and $234.6 million, respectively. For the three months ended June 30, 2017 and 2016, we had a net loss attributable to common stockholders of $7.4 million, $6.8 million, respectively. For the six months ended June 30, 2017 and 2016, we had a net loss attributable to common stockholders of $15.0 million, $16.1 million, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability, and we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through June 30, 2017, we have derived substantially all of our revenues from sales of Regalia, Grandevo and Venerate, Majestene and Haven. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, as well as our ability to increase sales of Regalia, Venerate, Grandevo, Majestene and Haven and to introduce new products such as MBI-110,Stargus and Amplitude biofungicides, MBI-601, Ennoble biofumigant and MBI-014 bioherbicide. An investor in our stock should consider the challenges, expenses and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of Regalia, Grandevo, Zequanox, Venerate, Majestene and other products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of Regalia, Grandevo, Zequanox, Venerate and Majestene, Haven, and introduce products such as Stargus/Amplitude, Ennoble and MBI-014. We expect to incur additional losses for the foreseeable future, including at least the next several years, and may never become profitable.

There is uncertainty about our how the implementation of the new revenue recognition standard impact our financial statements.

In January 2018, as discussed in Note 2 to the condensed consolidated financial statements included in Part I—Item 1— “Financial Information”, the Company will be required to recognize revenue in accordance with the new revenue recognition standard, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). We are currently evaluating the possible impact of this new standard and how it will impact our financial statements. The new standard could have a material impact on the timing of how and when we recognize revenue, cost of goods sold, other expenses, and certain balance sheet accounts such as deferred cost of product revenues, deferred revenue, and retained earnings. In addition, depending on how we implement the new standard, certain of our deferred revenue balances at the end of December 31, 2017 under the new standard, may never be recognized in future years’ revenue.  Depending upon the methodology used, full retrospective or modified retrospective, a significant component of deferred revenue may either be recast into historical revenues or recast as prior period’s retained earnings, respectively.

We expect to require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, would significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

As of June 30, 2017, we had $2.9 million of debt pursuant to the LSQ Financing. In our August 2015 private placement transaction, we issued senior secured promissory notes in the initial aggregate principal amount of $40.0 million, which accrue interest at a rate of 8% per annum, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. In June 2014, we borrowed $10.0 million pursuant to a promissory note with a bank, which accrues interest at a variable interest rate, 5.25% per annum as of December 31, 2015, and which is repayable in monthly payments through June 2036. We also completed private placements in October 2012 and April 2013 of promissory notes in the aggregate principal amount of $12.5 million, which, following their amendment in November 2016, now accrue interest at 14% through maturity in October 2018. The debt agreements with respect to these transactions contain various financial and other covenants, as discussed below, and our obligations under the loan agreements are secured by all of our real and personal property assets and general intangibles.

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

Unforeseen problems with the implementation and maintenance of our information systems could have an adverse effect on our operations and if internal controls are not designed and operated effectively our internal control over financial reporting could be ineffective.

Early in fourth quarter of 2016, we began the process of implementing an enterprise resource planning (“ERP”) system. During the second quarter of fiscal 2017, we transitioned to our ERP system for manufacturing operations for material requirements planning, general ledger, procurement, payment, billings and cash receipts functions. The cost of implementing the ERP system is reflected in our financial statements. As we add functionality and increase the use of the ERP throughout the Company, we will incur additional costs and problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As such, our results of operations and cash flows could be adversely affected.

In addition, the ERP system we implemented is new to our organization. We do not have experience with implementing and maintaining controls over this ERP system. While we believe we have designed the appropriate controls around this ERP system, if we have not designed controls within or around these systems that are effective at preventing and detecting unreliable data, or if we are unable to design or operate controls within or around these systems to provide effective control around program changes and access to the systems, we may be at risk for future material weaknesses. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

Item 2. UNRegistered Sales of Equity Securities and Use of Proceeds

Effective June 6, 2017, the Company issued MZHCI, LLC a warrant to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $1.10 per share. The warrant expires on June 6, 2027. The Company intends to use the proceeds from any exercise of the warrant for general corporate purposes.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on August 14, 2017.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
President and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

4.1	Warrant to Purchase Common Stock issued to MZHCI, LLC, dated June 6, 2017

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements