Form 10-Q
period 2017-09-30
MARRONE BIO INNOVATIONS INC
filed 2017-11-14
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period_________ from to_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition periodfor complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of theExchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Class	Shares Outstanding at November 14, 2017
Common Stock, $0.00001 par value	31,350,877

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,737	$9,609
Restricted cash, current portion	933	1,444
Accounts receivable	1,869	3,592
Inventories, net	9,333	8,482
Deferred cost of product revenues	2,943	2,688
Prepaid expenses and other current assets	641	1,060
Total current assets	19,456	26,875
Property, plant and equipment, net	16,155	17,343
Restricted cash, less current portion	1,560	1,560
Other assets	224	205
Total assets	$37,395	$45,983
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,692	$1,385
Accrued liabilities	8,296	5,508
Accrued interest due to related parties	815	1,618
Deferred revenue, current portion	5,698	5,647
Capital lease obligations, current portion	—	839
Debt due to related parties, current portion	8,882	—
Debt, current portion	1,692	252
Total current liabilities	28,075	15,249
Deferred revenue, less current portion	2,077	1,787
Debt, less current portion	21,004	21,083
Debt due to related parties, less current portion	28,649	36,667
Other liabilities	1,250	1,381
Total liabilities	81,055	76,167
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 31,351 shares issued and outstanding as of September 30, 2017 and 24,661 as of December 31, 2016	—	—
Additional paid in capital	214,531	204,463
Accumulated deficit	(258,191)	(234,647)
Total stockholders’ deficit	(43,660)	(30,184)
Total liabilities and stockholders’ deficit	$37,395	$45,983

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Revenues:
Product	$4,161	$3,549	$14,675	$11,083
License	58	85	174	269
Total revenues	4,219	3,634	14,849	11,352
Cost of product revenues	2,492	2,493	8,737	7,880
Gross profit	1,727	1,141	6,112	3,472
Operating Expenses:
Research, development and patent	3,152	2,662	8,449	7,297
Selling, general and administrative	5,174	3,754	15,590	13,796
Total operating expenses	8,326	6,416	24,039	21,093
Loss from operations	(6,599)	(5,275)	(17,927)	(17,621)
Other income (expense):
Interest income	—	8	1	33
Interest expense	(804)	(755)	(2,309)	(2,264)
Interest expense to related parties	(1,098)	(1,099)	(3,257)	(3,265)
Other income (expense), net	(29)	(81)	(52)	(144)
Total other expense, net	(1,931)	(1,927)	(5,617)	(5,640)
Loss before income taxes	(8,530)	(7,202)	(23,544)	(23,261)
Income taxes	—	—	—	—
Net loss	$(8,530)	$(7,202)	$(23,544)	$(23,261)
Basic and diluted net loss per common share	$(0.27)	$(0.29)	$(0.83)	$(0.95)
Weighted-average shares outstanding used in computing net loss per common share	31,351	24,460	28,507	24,603

See accompanying notes.

4

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Net loss	$(8,530)	$(7,202)	$(23,544)	$(23,261)
Other comprehensive loss	—	—	—	—
Comprehensive loss	$(8,530)	$(7,202)	$(23,544)	$(23,261)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Cash flows from operating activities
Net loss	$(23,544)	$(23,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,540	1,696
Loss (gain) on disposal of equipment, net	365	135
Share-based compensation	1,724	2,025
Non-cash interest expense	1,130	990
Net changes in operating assets and liabilities:
Accounts receivable	1,723	292
Inventories	(851)	659
Prepaid expenses and other assets	420	172
Deferred cost of product revenues	(255)	(88)
Accounts payable	1,282	223
Accrued and other liabilities	2,491	(1,555)
Accrued interest due to related parties	(803)	(362)
Deferred revenue	341	892
Deferred revenue from related parties	—	(168)
Net cash used in operating activities	(14,437)	(18,350)
Cash flows from investing activities
Purchases of property, plant and equipment	(391)	(169)
Sale of property, plant and equipment	15	—
Net cash used in investing activities	(376)	(169)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	8,188	—
Repayment of debt	(340)	(195)
Proceeds from secured borrowings	7,831	—
Reductions in secured borrowings	(6,631)	—
Financing costs	(215)
Repayment of capital leases	(420)	(549)
Change in restricted cash	511	15,412
Exercise of stock options	17	26
Net cash provided by financing activities	8,941	14,694
Net decrease in cash and cash equivalents	(5,872)	(3,825)
Cash and cash equivalents, beginning of period	9,609	19,838
Cash and cash equivalents, end of period	$3,737	$16,013
Supplemental disclosure of cash flow information
Cash paid for interest	$5,231	$4,881
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$331	$21
Equipment acquired under capital leases	$—	$1,586
Equipment acquired with debt	$495	$—

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of September 30, 2017, the Company had an accumulated deficit of $258,191,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company has funded operations primarily with net proceeds from public offerings of common stock, private placements of convertible preferred stock, convertible notes, and promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of September 30, 2017, the Company had negative working capital of $8,619,000, including cash and cash equivalents of $3,737,000. In addition, as of September 30, 2017, the Company had a total of $2,493,000 of restricted cash relating to a debt agreement (see Note 6). As of September 30, 2017, the Company had debt and debt due to related parties of $22,696,000 and $37,531,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as a material adverse change clause.

The Company believes that its existing cash and cash equivalents of $3,737,000 at September 30, 2017, expected revenues and incremental borrowings, if any, from LSQ Financing (as defined and discussed in Note 6) will not be sufficient to fund operations as currently planned through one year from the date of the issuance of these financial statements, which raises substantial doubt as to the Company’s ability to continue as a going concern. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company will continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. Management intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

The June 2014 Secured Promissory Note (as defined in Note 6) contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the financial statements. The lender has waived its right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through October 1, 2018. As a result, none of the long term portion of the Company’s outstanding debt has been reclassified to current in these financial statements as of September 30, 2017.

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

Although the Company recognizes that it will likely need to raise additional funds in the future, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will not be unfavorable. Any future equity financing is expected to result in dilution to existing stockholders and any debt financing is expected to include additional restrictive covenants. Any failure to obtain additional financing or to achieve the revenue growth necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K, for the fiscal year ended December 31, 2016.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, comprehensive loss and cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Revenues generated from international customers were, for the three months ended September 30, 2017 and 2016, 4% and 8%, respectively. Revenues generated from international customers were, for the nine months ended September 30, 2017 and 2016, 9% and 5%, respectively.

The Company’s principal sources of revenues are its Regalia, Grandevo and Venerate product lines. These three product lines accounted for 87% and 91% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively, and 87% and 88% for the nine months ended September 30, 2017 and 2016, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
Three months ended September 30,
2017	20%	16%
2016	25%	—
Nine months ended September 30,
2017	25%	4%
2016	30%	—

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either September 30, 2017 or December 31, 2016 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E	CUSTOMER F
September 30, 2017	12%	14%	—	33%	14%	11%
December 31, 2016	21%	10%	14%	—	—	—

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

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of September 30, 2017 and December 31, 2016, the Company recorded deferred cost of product revenues of $2,943,000 and $2,688,000 respectively.

Property, Plant and Equipment

During the three and nine months ended September 30, 2017, the Company identified certain equipment that it disposed of, or intends to dispose of or sell. The Company has committed to sell or dispose of this equipment with an estimated total realizable fair value, less costs to sell, of approximately $20,000. Assets held for sale are included in prepaid expenses and other current assets. The fair value measurements were based on the sales value received subsequent to September 30, 2017. The Company recognized a combined loss on disposals or impairment charge totaling $369,000 for the three and nine months ended September 30, 2017 on these disposed or held for sale assets. The Company included the loss on disposal or impairment charge in selling, general and administrative expenses.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; for example, in instances where “inventory protection” arrangements were historically offered to distributors that permitted these distributors to return to the Company certain unsold products, the Company considers future arrangements with that distributor not to be fixed or determinable, and accordingly, revenue with that distributor is deferred until products are resold to customers of the distributor (the “sell-through” method). As of September 30, 2017 and December 31, 2016, the Company recorded current deferred product revenues of $5,438,000 and $5,411,000, respectively. In addition, the Company had $490,000 in deferred product revenue that was classified as long-term as of September 30, 2017. There was no deferred product revenues classified as long term as of December 31, 2016. Included in deferred revenue as of September 30, 2017 and December 31, 2016 but excluded from deferred product revenues is deferred revenue related to license revenues. As of September 30, 2017, the Company recorded current and non-current deferred revenues of $260,000 and $1,588,000, respectively, related to payments received under licensing agreements as discussed further below. As of December 31, 2016, the Company recorded current and non-current deferred revenues of $236,000 and $1,787,000, respectively, related to payments received under licensing agreements as discussed further below. The cost of product revenues associated with such deferrals are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the three months ended September 30, 2017 and 2016, 41% and 44%, respectively, and for the nine months ended September 30, 2017 and 2016, 41% and 46%, respectively, of total revenues were recognized on a sell-through basis.

From time to time, the Company offers certain product rebates and incentives to its distributors and growers, which are estimated and recorded as reductions to product revenues when the revenue is recognized. The accrued liability associated with rebate and incentives is recorded at the time the liability is incurred.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. No payments were received under these agreements for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, the Company had received payments totaling $300,000 under these agreements. For the three months ended September 30, 2017 and 2016, the Company recognized $58,000 and $85,000, respectively, as license revenues. For the nine months ended September 30, 2017 and 2016, the Company recognized $174,000 and $269,000, respectively, as license revenues.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended September 30, 2017 and 2016, research and development expenses totaled $2,890,000 and $2,393,000, respectively, and patent expenses totaled $262,000 and $269,000, respectively. For the nine months ended September 30, 2017 and 2016, research and development expenses totaled $7,881,000 and $6,550,000, respectively, and patent expenses totaled $568,000 and $747,000, respectively.

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

	SEPTEMBER 30,
	2017	2016
Stock options outstanding	3,198	3,056
Warrants to purchase common stock	4,232	4,027
Restricted stock units outstanding	672	415

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

The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. Although the Company is continuing to assess the impact of the new guidance, the Company believes the most significant impact will relate to the recognition of product sales made to distributors. The Company currently recognizes revenue from the sale of products made to distributors on either a sell-in or sell-through basis depending on the specific circumstances of the arrangement. The new guidance will likely result in an acceleration of revenue as under the new standard, the Company may no longer be required to defer revenues related to distributors that are currently recognized on the sell-through basis. In addition, the new guidance will likely also result in expanded disclosures related to the variable consideration and the judgments used to estimate it. This change will also impact our balance sheet presentation with an expected decrease in deferred revenues, deferred cost of product revenues and net period-specific increases to retained earnings for the change in revenue recognition for current sell-through basis contracts. The Company is reviewing its revenue contracts and working on its plan for implementation of the new guidance which it will adopt beginning in the first quarter of 2018.

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

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three tier value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

SEPTEMBER 30, 2017
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$—	$—	$—	$—

	DECEMBER 31, 2016
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,752	$3,752	$—	$—

The Company’s money market funds are held at registered investment companies. As of December 31, 2016, the money market funds were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

4. Inventories

Inventories, net consist of the following (in thousands):

As of September 30, 2017 and December 31, 2016, the Company had $270,000 and $127,000, respectively, in reserves against its inventories.

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
Raw materials	$2,238	$3,491
Work in progress	2,110	2,044
Finished goods	4,985	2,947
	$9,333	$8,482

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
Accrued customer incentives	$2,473	$639
Accrued compensation	1,511	1,403
Accrued legal costs	854	569
Accrued warranty costs	578	754
Accrued liabilities, other	2,880	2,143
	$8,296	$5,508

The Company warrants the specifications and/or performance of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. During the nine months ended September 30, 2017, the Company recognized $153,000 in warranty expense associated with product shipments for the period. This expense was reduced by $319,000 as a result of the historical usage of warranty reserves being lower than previously estimated. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2016	$754
Warranties issued (released) during the period	(166)
Settlements made during the period	(10)
Balance at September 30, 2017	$578

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 14.00% per annum, payable monthly through October 2018, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of September 30, 2017 and December 31, 2016 of $135 and $228, respectively, with an imputed interest rate of 15.5%	$12,315	$12,222
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (6.25% as of September 30, 2017) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of September 30, 2017 and December 31, 2016 of $231 and $247, respectively, with an imputed interest rate of 6.5%	8,931	9,113
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.8% annually) payable through the lenders direct collection of certain accounts receivable through March 2018, collateralized by substantially all of the Company’s personal property, net of unamortized debt discount as of September 30, 2017 and December 31, 2016 of $108 and $0, respectively, with an imputed interest rate of 105%	1,096	—
Secured equipment financing agreement (“Equipment Financing Agreement”) no stated interest rate, payable monthly through December 2017, net of an imputed interest discount as of September 30, 2017 and December 31, 2016 of $73 and $0, respectively with an imputed interest rate of 176%	354	—
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized discount as of September 30, 2017 and December 31, 2016 of $2,469 and $3,333, respectively with an imputed interest rate of 10.8% (see Note 10)	37,531	36,667
Debt, including debt due to related parties	60,227	58,002
Less debt due to related parties	(37,531)	(36,667)
Less current portion	(1,692)	(252)
	$21,004	$21,083

The fair value of the Company’s outstanding debt obligations as of September 30, 2017 and December 31, 2016 was $21,498,000 and $21,611,000, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 15% for the fixed rate debt and 6% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy.

October 2012 and April 2013 Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013 (“Conversion Date”), the Company entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bear interest at 14% at September 30, 2017. This loan is collateralized by substantially all of the Company’s assets.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 6.25% as of September 30, 2017. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $69,721 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of September 30, 2017, the Company had $933,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

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

The Company pays to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears. An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding). The LSQ Financing will be effective for one year with automatic one year renewals thereafter unless terminated by the Company at least 60 and not greater than 90 days from the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window. LSQ may terminate this agreement with 30 days written notice at which time the LSQ Financing will be terminated at the earlier of the 30-day period, the end of the current term, or the end of the then renewal term. The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. The Company incurred $215,000 in financing-related costs as part of the LSQ Financing that were recorded as a debt discount and amortized to interest expenses over the initial one-year term. The unamortized portion of these financing costs is $108,000 as of September 30, 2017.

In April 2017, the Company began receiving advances under the LSQ Financing. The Company accounted for sales of accounts receivable under the LSQ Financing as a secured borrowing in accordance with ASC 860, Transfers and Servicing.

Upon sale of the receivable, the Company may elect to set up a reserve where upon the cash for the sale remains with LSQ and the Company can draw on the available amount on the reserve account at any time. As of September 30, 2017, the Company had $1,512,000 included in accounts receivable that were transferred under this arrangement and had $25,000 in excess funds available on the reserve account.

Equipment Financing

On August 22, 2017, the Company signed an equipment financing agreement (“Equipment Financing Agreement”) to purchase certain equipment it had leased under a capital lease. The total borrowed under the Equipment Financing Agreement was $496,000. Principal payments of $142,000 had been made under the Equipment Financing Agreement as of September 30, 2017. Additional monthly principal payments totaling $354,000 are due through December 1, 2017. The Company will acquire title to the equipment once all payments have been made in accordance with the Equipment Financing Agreement. In the event the Company does not make all payments in accordance with Equipment Financing Agreement, the Equipment Financing Agreement will terminate and the lease schedule under which this equipment was originally acquired will resume. The Equipment Financing Agreement has no stated interest rate. The Company recorded imputed interest on this agreement of $69,000 for the three and nine months ended September 30, 2017.

7. Share-Based Plans

As of September 30, 2017, there were 3,198,000 options outstanding, 672,000 restricted stock units outstanding and 2,416,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended September 30, 2017 and 2016, the Company recognized share-based compensation of $555,000 and $698,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized share-based compensation of $1,724,000 and $2,025,000, respectively. During the three months ended September 30, 2017 and 2016, the Company granted 29,000 and 308,000 options, respectively, at a weighted-average exercise price of $1.18 and $0.91, respectively. During the nine months ended September 30, 2017 and 2016, 85,000 and 1,261,000 options, respectively, were granted at a weighted-average exercise price of $1.56 and $1.12 per share, respectively. No options were exercised during the three months ended September 30, 2017. During the three months ended September 30, 2016, 8,000 options were exercised at a weighted average exercise price of $1.19 per share. During the nine months ended September 30, 2017, 14,000 and 45,000 options were exercised at a weighted-average exercise price of $1.21 and $0.56 per share, respectively.

The following table summarizes the activity of restricted stock units from December 31, 2016 to September 30, 2017 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2016	350	$0.75
Granted	257	$1.14
Vested	(395)	$0.88
Forfeited	—	—
Nonvested at September 30, 2017	212	$0.98

8. Capital Leases

Capital Lease Termination

Until July 31, 2017, the capital lease termination date, the Company accounted for certain equipment acquired under financing arrangements as capital leases. On August 22, 2017, the Company signed the Equipment Financing Agreement to purchase certain equipment it was leasing under a capital lease as further discussed in Note 6. The Company had no outstanding capital leases as of September 30, 2017.

9. Commitments and Contingencies

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

On July 21, 2017, the Company entered into an agreement with a sublessee to sublease approximately 2,500 square feet of vacant office space located in Davis, California pursuant to the terms of its lease agreement. The initial term of the sublease is for a period of approximately 17 months and commenced on August 1, 2017. The monthly base rent for the term of the lease is approximately $3,000 per month.

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

10. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. On May 31, 2016, the terms of the August 2015 Secured Promissory Notes were amended to remove the provisions that had required the Company to maintain a $15 million minimum cash balance. Debt due to related parties as of September 30, 2017 was $37,531,000, net of unamortized debt discount of $2,469,000. The fair value of the Company’s debt due to related parties was $38,141,000 and $38,120,000 as of September 30, 2017 and December 31, 2016, respectively, which was estimated based on a discounted cash flow model using an estimated market rate of interest of 11.25%, and is classified as Level 3 within the fair value hierarchy. Accrued interest due to related parties was $815,000 and $1,618,000 as of September 30, 2017 and December 31, 2016, respectively.

11. Subsequent Event

October 2017 Convertible Note

On October 12, 2017, the Company and Dwight W. Anderson (the “Lender”) entered into a convertible promissory note, which was restated in its entirety by a convertible promissory note entered into by the Company and the Lender on October 23, 2017, (the “October 2017 Convertible Note”). The October 2017 Convertible Note is an unsecured promissory note in the aggregate principal amount of up to $6,000,000, due on October 23, 2020 (the “Maturity Date”). The initial funding of $1,000,000 of the principal amount of the October 2017 Convertible Note occurred on October 12, 2017, and a second closing of an additional $1,000,000 of the principal amount of the October 2017 Convertible Note was funded on October 23, 2017. Pursuant to the terms of the October 2017 Convertible Note, the Lender may, in his sole discretion, fund an additional $2,000,000 of principal under the October 2017 Convertible Note on each of November 3, 2017 and December 3, 2017. The Company had not received the second discretionary payment under the October 2017 Convertible Note in the amount of $2,000,000 as of November 14, 2017.

From the date of the closing through December 31, 2017, the October 2017 Convertible Note will bear interest at a rate of 1% per annum, payable in arrears on the Maturity Date, unless earlier converted into shares of the Company’s common stock as described below. Thereafter, beginning January 1, 2018, the October 2017 Convertible Note will bear interest at a rate of 10% per annum, payable in arrears on the Maturity Date, unless earlier converted into shares of the Company’s common stock as described below.

Any or all of the principal or accrued interest under the October 2017 Convertible Note may be converted into shares of the Company’s common stock at a rate of one share of common stock per $1.00 of converting principal or interest, rounded down to the nearest share with any fractional amounts cancelled, at the election of the Lender by delivery of written notice to the Company. In addition, upon the consummation of a qualified equity financing of the Company prior to the Maturity Date, the aggregate outstanding principal balance of the October 2017 Convertible Note and all accrued and unpaid interest thereon may convert, at the option of the Lender, into that number of the securities issued and sold in such financing, determined by dividing (a) such aggregate principal and accrued interest amounts, by (b) the purchase price per share or unit paid by the purchasers of the Company’s securities issued and sold in such financing. Notwithstanding the foregoing, Lender’s ability to affect any such conversions will be limited by applicable provisions governing issuances of shares of the Company’s common stock under the rules of The Nasdaq Capital Market, subject to the Company’s receipt of any applicable waivers thereof, and any amounts not issuable to the Lender in the Company’s equity securities as a result of this limitation will be payable in cash.

The Company has not yet determined the potential impact of the October 2017 Convertible Note to its consolidated financial statements and related disclosures.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, our expectations regarding registering or introduction of new products and new formulations and expanded use labels for existing products, including our anticipated launch of Stargus biofungicide, the benefits that may be derived from product or the commercial or market opportunity of any product, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including those discussed in our Quarterly Report, Part II, Item 1A—“Risk Factors” of this Quarterly Report, and in Part I—Item 1A—“Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We make bio-based pest management and plant health products. Bio-based products are comprised of naturally occurring microorganisms, such as bacteria and fungi, and plant extracts. Our current products target the major markets that use conventional chemical pesticides, including certain agricultural and water markets, where our bio-based products are used as alternatives for, or mixed with, conventional chemical products. We also target new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. Six of seven of our current products, our newest biological fungicide, Stargus, are approved by the United States Environmental Protection Agency (“EPA”) and registered as “biopesticides.” Our first non-EPA product is Haven, a plant health product, is a “biostimulant” which requires state registrations, but does not require EPA registration. We believe our current portfolio of products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products to control pests, increase crop yields and reduce crop stress.

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

Our total revenues were $4.2 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively, and $14.8 million and $11.4 million for the nine months ended September 30, 2017 and 2016, respectively, and have risen as growers have adopted our products and have used our products on an expanded number of crops. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo, Venerate, Majestene and Zequanox product lines, but which also include sales of Bio-Tam 2.0, Haven and Jet Ag. We believe concerns regarding our ability to continue operations have impacted our ability to grow more robustly. Going forward, we believe our revenues will largely be impacted by weather, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. For example, sales in the third quarter of 2017 were affected by Hurricane Irma in Florida.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues since we sell to highly concentrated, traditional distributor-type customers. Customers to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
Three months ended September 30,
2017	20%	16%
2016	25%	—
Nine months ended September 30,
2017	25%	4%
2016	30%	—

While we expect product sales to a limited number of customers to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base. Our cost of product revenues was $2.5 million for the three months ended September 30, 2017 and 2016, and $8.7 million and $7.9 million for the nine months ended September 30, 2017 and 2016, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging, and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory, warranty, and, beginning in 2014, under-absorbed costs at our manufacturing plant when the manufacturing plant was placed into service. We have seen our costs of product revenues related to under-absorbed costs of our manufacturing plant decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene and Zequanox and during the three months ended September 30, 2017 we had sales of our new products, Haven and Jet Ag. Our costs related to write downs of inventory are expected to fluctuate based on increased volume of manufacturing and reliance on third party manufacturing services in the production of finished goods inventory. Our cost of product revenues will fluctuate as a percentage of total revenues primarily due to changes in product mix, based on margins the introduction of new products, and the growth of overall revenues, which also allows for better absorption of overhead costs from the realization of better production efficiencies. We expect to see a gradual increase in gross margin over the life cycle of each of our products as we improve production processes, gain efficiencies, increase product yields, and grow revenues. These increases may be offset by additional charges for inventory write-downs and under-absorbed costs of our manufacturing plant until overall volume in the plant stabilizes at its optimum utilization levels, and/or we experience similar issues related to our third party manufacturing partners. We also expect fluctuation in margins on a quarterly basis due to seasonal product mix, and due to variations in the yield and efficacy of various individual batches of production until volumes get to a level that average out individual variances.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses. For the three months ended September 30, 2017 and 2016, these costs were $3.2 million and $2.7 million, respectively, and $8.4 million and $7.3 million for the nine months ended September 30, 2017 and 2016, respectively. We have made and will continue to make, substantial investments in research and development and we intend to continue to devote significant resources toward improving our processes and formulations of commercial products and the advancement of product candidates that are expected to have the greatest impact on near-term growth potential. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our focused strategy.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $5.2 million and $3.8 million for the three months ended September 30, 2017 and 2016, respectively, and $15.6 million and $13.8 million for the nine months ended September 30, 2017 and 2016, respectively. In connection with our new strategy, we have been building a new sales and marketing organization which provides for increased training and a better ability to educate and support customers and growers as well as transitioning our product development staff to undertake greater responsibility for technical sales support, field trials and demonstrations to promote sales growth. In February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded an expense for $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 to accrue its estimate of the penalties arising from such enforcement action.

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

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99 and 98% of our total revenues for the three months ended September 30, 2017 and 2016, respectively, and 99% and 98% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively.

In some cases, we recognize customers’ revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For sales to certain customers, the revenue recognition criteria are not satisfied at the time title and risk of loss passes to the customer; specifically, in instances where “inventory protection” arrangements were offered in the past to customers that permitted these customers to return to the Company certain unsold or unused products, or where the risk of future concessions may exist, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold by our customers to their customers, or used (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. For the three months ended September 30, 2017 and 2016, 42% and 44%, respectively, of product revenues were recognized on a sell-through basis. For the nine months ended September 30, 2017 and 2016, 42% and 47%, respectively, of product revenues were recognized on a sell-through basis.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. License revenues represented 1% and 2% of total revenues for the three months ended September 30, 2017 and 2016, respectively, and 1% and 2% of total revenues for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, including agreements with related parties discussed below, we had received an aggregate of $3.9 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We have entered into in-license technology agreements with respect to the use and commercialization of four of our commercially available product lines, Regalia, Grandevo, Zequanox, and Haven and certain other products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. Our in-licensed patents for Regalia and Zequanox expire in 2017 and our in-licensed U.S. patent for Grandevo is expected to expire in 2024. The licensed patents for Haven begin to expire in 2019.

There is, however, a pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including issued patents and pending patent applications related to Regalia, Grandevo, Zequanox, and Haven and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

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

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014. We continue to use third party manufacturers for Venerate and Majestene, Haven, and Stargus, and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility as sales volumes are large enough to realize greater operational efficiencies, which could be offset by other factors mentioned above.

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

Beginning in the fourth quarter of 2014, we reduced our research and development staff and prioritized our pipeline candidates, focusing first on Majestene and Haven, which are now commercially available, Stargus, which was recently approved by the EPA and which we expect to launch as soon as state registrations are received and other products that can be in the market in the next few years. We expect research, development and patent expenses to decrease in the near term as we have reduced headcount and will focus our efforts on select pipeline products. We are working to find partners to assist with the development of other pipeline candidates.

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

We expect our selling expenses to fluctuate in the near-term, both in absolute dollars and as a percentage of total revenues. For the three and nine months ended September 30, 2017, we incurred $0.2 million in litigation-related expenses related to the restatement of our financial statements, net of insurance proceeds. As the proceeds received or to be received during the three months ended September 30, 2016 were greater than the expenses incurred during the period ended, we recognized a benefit of $0.7 million during the period related to these expenses. For the nine months ended September 30, 2016, we received insurance proceeds or commitments from our insurance providers in excess of expenses during the period of $0.1 million.

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In September 2014, we entered into a $10.0 million promissory note with a variable interest rate that varies with the prime rate. Accordingly, our interest expense will increase as the prime rate increases. In August 2015, pursuant to a purchase agreement, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million with a fixed interest rate and warrants to purchase up to 4.0 million shares of our common stock at an exercise price of $1.91 per share for aggregate consideration of $40.0 million. In November 2016, pursuant to an amendment to the October 2012 and April 2013 Secured Promissory Notes with a combined total of $12.5 million outstanding, the interest rate on these notes decreased from 18% to 14%. This decrease in interest was partially offset by the additional interest associated with the valuation of 125,000 warrants in the amount of $0.2 million. The value of the warrants is treated as a discount to this note and is being amortized to interest expense through the maturity date of these secured notes. In March 2017, we entered into the LSQ Financing which allows us to receive advances of up to $7.0 million against receivables sold to LSQ. In April 2017, we began to draw down the LSQ Financing and as of September 30, 2017, we had an outstanding balance of $1.2 million in secured borrowings. In August 2017, we entered into an equipment financing agreement in which we borrowed $0.5 million to purchase certain equipment that had previously been financed under a capital lease. The outstanding balance under the equipment financing agreement was $0.4 million as of September 30, 2017.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2017, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Key Components of Our Results of Operations

Results of Operations

The following table sets forth certain statements of operations and other financial and operating data:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Revenues:
Product	$4,161	$3,549	$14,675	$11,083
License	58	85	174	269
Total revenues	4,219	3,634	14,849	11,352
Cost of product revenues	2,492	2,493	8,737	7,880
Gross profit	1,727	1,141	6,112	3,472
Operating Expenses:
Research, development and patent	3,152	2,662	8,449	7,297
Selling, general and administrative	5,174	3,754	15,590	13,796
Total operating expenses	8,326	6,416	24,039	21,093
Loss from operations	(6,599)	(5,275)	(17,927)	(17,621)
Other income (expense):
Interest income	—	8	1	33
Interest expense	(804)	(755)	(2,309)	(2,264)
Interest expense to related parties	(1,098)	(1,099)	(3,257)	(3,265)
Other income (expense), net	(29)	(81)	(52)	(144)
Total other expense, net	(1,931)	(1,927)	(5,617)	(5,640)
Loss before income taxes	(8,530)	(7,202)	(23,544)	(23,261)
Income taxes	—	—	—	—
Net loss	$(8,530)	$(7,202)	$(23,544)	$(23,261)
Product shipments(1)	$3,053	$3,097	$15,191	$11,151

(1)	Product shipments is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define product shipments as product revenues, plus the incremental amount of deferred revenues accrued during the applicable period from shipment of products. This calculation specifically excludes changes in deferred revenue related to license revenues and customer deposits, and is intended to approximate the total value of products sold and under contract for sale in a given period. Product shipments, as defined herein, may not be comparable to similarly titled measures used by other companies. Our management uses this non-GAAP financial measure in order to have comparable results to analyze sales performance from quarter to quarter. We have chosen to provide this supplemental information regarding our sales in a given period to investors to facilitate a meaningful evaluation of actual operating results on a comparable basis with historical results, including to track product adoption, and to assist investors in their valuation of the Company.

The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Product revenues	$4,161	$3,549	$14,675	$11,083
Change in deferred product revenue(a)	(1,108)	(452)	516	68
Product shipments	$3,053	$3,097	$15,191	$11,151

(a)	Change in deferred product revenue is defined as the increase in the amount of deferred product revenues accrued during the applicable period, less prior deferred product revenues recognized during the applicable period, excluding the change in deferred revenue associated with license fees and customer deposits. For the three months ended September 30, 2017 and 2016, deferred license revenues decreased $58,000 and $85,000, respectively, and $174,000 and $269,000 for the nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Revenues:
Product	99%	98%	99%	98%
License	1	2	1	2
Total revenues	100	100	100	100
Cost of product revenues	59	69	59	69
Gross profit	41	31	41	31
Operating Expenses:
Research, development and patent	75	73	57	64
Selling, general and administrative	123	103	105	122
Total operating expenses	198	176	162	186
Loss from operations	(157)	(145)	(121)	(155)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(19)	(21)	(16)	(20)
Interest expense to related parties	(26)	(30)	(22)	(29)
Other income (expense), net	(1)	(2)	—	(1)
Total other expense, net	(46)	(53)	(38)	(50)
Loss before income taxes	(203)	(198)	(159)	(205)
Income taxes	—	—	—	—
Net loss	(203)%	(198)%	(159)%	(205)%

Comparison of Three Months Ended September 30, 2017 and 2016

Product Revenues

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Dollars in thousands)
Product revenues	$4,161	$3,549
% of total revenues	99%	98%

Product revenues increased by $0.6 million, or 17%, during the third quarter of 2017 as compared to the third quarter of 2016, as a result of increased product demand during the third quarter of 2017, offset by severe weather conditions that impacted such demand.

License Revenues

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Dollars in thousands)
License revenues	$58	$85
% of total revenues	1%	2%

License revenues related to certain strategic collaboration and distribution agreements decreased during the third quarter of 2017 as compared to the third quarter of 2016, as some of these agreements became fully amortized to revenue in 2016, and were not offset by new agreements in 2017.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Dollars in thousands)
Cost of product revenues	$2,492	$2,493
% of total revenues	59%	69%
Gross profit	1,727	1,141
% of total revenues	41%	31%

Cost of product revenues were flat during the third quarter of 2017 as compared to the third quarter of 2016, and gross profit improved by $0.6 million. Gross margins were better by 10% during the third quarter of 2017 as compared to the third quarter of 2016 as a result of more favorable product sales mix experienced during the third quarter of 2017. Cost of product revenues as a percentage of revenue declined modestly, based on that favorable product sales mix, as well as manufacturing efficiencies realized at both our plant and through third party manufacturing service providers.

Research, Development and Patent Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Dollars in thousands)
Research, development and patent	$3,152	$2,662
% of total revenues	75%	73%

Research, development and patent expenses increased by $0.5 million, or 18% during the third quarter of 2017 as compared to the third quarter of 2016, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and our focused pipeline of new products. Related to these efforts, we saw an increase in field trials costs of $0.4 million over the third quarter of 2016, as we test our existing and developing product lines on a wider range of crops and markets, and perform field testing of near term pipeline products.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Dollars in thousands)
Selling, general administrative expenses	$5,174	$3,754
% of total revenues	123%	103%

Selling, general and administrative expenses increased by $1.4 million or 38% during the third quarter of 2017 as compared to the third quarter of 2016, primarily due to a $1.0 million increase in third quarter legal expenses and a $0.4 million non-cash loss on the disposal, sale or impairment of fixed assets. The increase in legal expenses during the third quarter of 2017 was primarily due to an insurance related-credit of $0.7 million received during the third quarter of 2016 which offset expenses otherwise incurred.

Other Expense, Net

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Dollars in thousands)
Interest income	$—	8
Interest expense	(804)	(755)
Interest expense to related parties	(1,098)	(1,099)
Other income (expense) net	(29)	(81)
	$(1,931)	$(1,927)

Interest expense was flat year over year.

Comparison of Nine Months Ended September 30, 2017 and 2016

Product Revenues

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016

	(Dollars in thousands)
Product revenues	$14,675	$11,083
% of total revenues	99%	98%

Product revenues increased by $3.6 million, or 32% in the first nine months of 2017 as compared to the first nine months of 2016 as a result of increased demand for our portfolio of products.

License Revenues

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016

	(Dollars in thousands)
License revenues	$174	$269
% of total revenues	1%	2%

License revenues related to certain strategic collaboration and distribution agreements decreased in the first nine months of 2017 as compared to the first nine months of 2016, as some of these agreements became fully amortized to revenue in 2016, and were not offset by new agreements.

Cost of Product Revenues and Gross Profit

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016

	(Dollars in thousands)
Cost of product revenues	$8,737	$7,880
% of total revenues	59%	69%
Gross profit	6,112	3,472
% of total revenues	41%	31%

Cost of product revenues and gross profit were up for in the first nine months of 2017 as compared to the first nine months of 2016, $0.9 million or 11% and $2.6 million or 76%, respectively. Cost of product revenues increased due to higher sales, and were offset by manufacturing efficiencies realized at both our manufacturing plant and through third party manufacturing service providers. Gross profit increased as both a result of the revenue improvement, as well as a favorable product mix in the first nine months of 2017 as compared to the first nine months of 2016, as well as the manufacturing efficiencies previously mentioned.

Research, Development and Patent Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016

	(Dollars in thousands)
Research, development and patent	$8,449	$7,297
% of total revenues	57%	64%

Research, development and patent expenses increased by $1.2 million, or 16% in the first nine months of 2017 as compared to the first nine months of 2016, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and our focused pipeline of new products. Costs increased primarily related to increased field trials and patent costs, supplies and chemicals, and employee-related costs. These costs are expected to fluctuate in the future.

Selling, General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016

	(Dollars in thousands)
Selling, general administrative expenses	$15,590	$13,796
% of total revenues	105%	122%

Selling, general and administrative expenses increased by $1.8 million or 13% in the first nine months of 2017 as compared to the first nine months of 2016, primarily due to an increase in employee related expenses, consulting associated with the new ERP system implementation and increased marketing consulting costs, legal fees, as well as a $0.4 million non-cash loss related to the disposal, sale or impairment of equipment. These increases were offset by a reduction in audit and tax related fees. The Company also incurred increased costs related to outside legal fees for our restatement-related investigation and litigation activities as the Company realized greater insurance recoveries during the nine months ended September, 2016.

Other Expense, Net

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016

	(Dollars in thousands)
Interest income	$1	$33
Interest expense	(2,309)	(2,264)
Interest expense to related parties	(3,257)	(3,265)
Other income (expense) net	(52)	(144)
	$(5,617)	$(5,640)

Interest expense increased by $0.0 million, or less than 1% in the first nine months of 2017 as compared to the first nine months of 2016, primarily due to a decrease in the interest rate on the October 2012 and April 2013 Secured Promissory Notes as documented in Note 6 to the condensed consolidated financial statements included in Part I—Item 1— “Financial Information.”

Seasonality and Quarterly Results

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations and products and our recognition of revenue on both a “sell-in” and “sell-through” basis, depending on the transaction. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products. Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications, and the California drought in 2015 and the Northeast U.S. drought in 2016 affected fungicide sales and cold, wet weather in the Pacific Northwest in 2017 and Hurricanes Irma and Maria affected Florida and Puerto Rico crops in the third quarter of 2017. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

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

As of September 30, 2017, our cash and cash equivalents totaled $3.7 million, and we had an additional $2.5 million of restricted cash that we are contractually obligated to maintain in accordance with our debt agreements, which are discussed further below. Unless Five Star Bank extends its waiver of the applicable covenant, or we enter into strategic agreements that include significant cash payments upfront, significantly increase revenues from sales or raise additional capital through the issuance of equity, we will exceed the maximum debt-to-worth requirement under our promissory note to them upon the expiration of the current waiver on October 1, 2018. As of September 30, 2017, we had an accumulated deficit of $258.2 million, and we estimate that we will continue to incur losses, which will further increase our accumulated deficit. Based on this cash on hand and our expectation that it will continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months. These circumstances raise substantial doubt about our ability to continue as a going concern, which depends on our ability to obtain further waivers of our covenants, enter into strategic agreements that include significant cash payments upfront or raise additional capital. There is no assurance that we will be able to obtain waivers of our debt covenants or raise capital, or if we are able to raise capital, that it will be on favorable terms. Adequate funds for these and the other purposes may not be available to us when needed or on acceptable terms, and we may need to raise capital that may not be available on favorable or acceptable terms, if at all. If we cannot raise money when needed, we may have to reduce or slow sales and product development activities, further reduce operating expenses and/or reduce capital investment. We incorporated additional information regarding risks related to our capital and liquidity described in Part I— Item 1A— “Risk Factors”, in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016.

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of September 30, 2017, we had received an aggregate of $3.9 million in payments under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

We had the following debt arrangements in place as of September 30, 2017, in each case as discussed below (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	14.00%	$12,595	Monthly(7)/October 2018(8)
Promissory Note (2)	6.25%	9,190	Monthly/June 2036
Promissory Notes (3)	8.00%	40,815	Biannually(9)/August 2020
Secured Borrowing (4)	12.78%	1,204	Varies(10)/March 2018(11)
Equipment Financing (5)	— (6)	385	Varies/December 2017

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	See “—LSQ Financing.”
(5)	See “—Equipment Financing”
(6)	No stated interest rate.
(7)	Monthly payments are interest only until maturity.
(8)	In November 2016, the maturity date was extended to October 2018.

(9)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.
(10)	Payable through the lender’s direct collection of certain accounts receivable through March 2018.
(11)

This financing terminates in March 2018, but automatically extends if the Company does not provide written notice of termination. The lender can terminate this agreement with 30 days written notice. See the further discussion in “LSQ Financing.”

October 2012 and April 2013 Secured Promissory Notes

On October 2, 2012, we borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013 (“Conversion Date”), we entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bear interest at 14% at September 30, 2017. This loan is collateralized by substantially all of the Company’s assets.

June 2014 Secured Promissory Note

In June 2014, we borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 6.25% as of September 30, 2017. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The September 2014 Secured Promissory Note is repayable in monthly payments of $69,721 and adjusted from time-to-time as the interest rate changes, with the final payment due in September 2036. Certain of our deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds were used for construction of our manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of September 30, 2017, we had $933,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

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

We also pay to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears. An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding). The LSQ Financing will be effective for one year with automatic one year renewals thereafter unless terminated by the Company at least 60 and not greater than 90 days from the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window. LSQ may terminate this agreement with 30 days written notice at which time the LSQ Financing will be terminated at the earlier of the 30-day period, the end of the current term, or the end of the then renewal term. The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. We incurred $215,000 in financing-related costs as part of the LSQ Financing that were recorded as a debt discount and amortized to interest expenses over the initial one-year term. The unamortized portion of these financing costs is $108,000 as of September 30, 2017.

In April 2017, we began receiving advances under the LSQ Financing. There was a $1.2 million in outstanding balance under the LSQ Financing as of September 30, 2017.

Upon sale of the receivable, we may elect to set up a reserve where upon the cash for the sale remains with the third-party and the Company can draw on the available amount on the reserve account at any time. Since April 2017, there were times when we elected to utilize the reserve account, but there were no amounts outstanding under the reserve as of September 30, 2017. As of September 30, 2017, we had $1,512,000 included in accounts receivable that were transferred under this arrangement and had $25,000 in excess funds available on the reserve account.

Equipment Financing

On August 22, 2017, we signed an equipment financing agreement (“Equipment Financing Agreement”) to purchase certain equipment we had leased under a capital lease. The total borrowed under the Equipment Financing Agreement was $496,000. Principal payments of $142,000 had been made under the Equipment Financing Agreement as of September 30, 2017. Additional monthly principal payments totaling $354,000 are due through December 1, 2017. We will acquire title to the equipment once all payments have been made in accordance with the Equipment Financing Agreement. In the event the Company does not make all payments in accordance with Equipment Financing Agreement, the Equipment Financing Agreement will terminate and the lease schedule under which this equipment was originally acquired will resume. The Equipment Financing Agreement has no stated interest rate. We recorded imputed interest on this agreement of $69,000 for the three and nine months ended September 30, 2017.

Common Stock Offering

In April 2017, we completed a public offering of 6.6 million registered common shares for estimated net proceeds totaling $8.2 million, as discussed in Note 1 to the condensed consolidated financial statements included in Part I—Item 1— “Financial Information.”

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016
	(Unaudited)
Net cash used in operating activities	$(14,437)	$(18,350)
Net cash used in investing activities	(376)	(169)
Net cash provided by financing activities	8,941	14,694
Net decrease in cash and cash equivalents	$(5,872)	$(3,825)

Cash Flows from Operating Activities

Net cash used in operating activities of $14.4 million during the nine months ended September 30, 2017 resulted primarily from our net loss of $23.5 million which was partially offset by $4.3 million in cash provided by operating assets and liabilities, certain non-cash charges consisting of share-based compensation of $1.7 million, depreciation and amortization of $1.5 million, $1.1 million of non-cash interest expense, and $0.4 million in loss on disposal of equipment.

Net cash used in operating activities of $18.4 million during the nine months ended September 30, 2016 primarily resulted from our net loss of $23.3 million which was partially offset by certain non-cash charges consisting of share-based compensation of $2.0 million, depreciation and amortization of $1.7 million, $1.0 million of non-cash interest expense, and $0.1 million in cash provided by operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities were $0.4 million during the nine months ended September 30, 2017 resulted from purchases of property, plant and equipment to support our operations.

Net cash used in investing activities was $0.2 million during the nine months ended September 30, 2016 that resulted primarily from purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided by financing activities of $8.9 million during the nine months ended September 30, 2017 consisted primarily of $8.2 million in net proceeds from a sale of common stock, net proceeds from a secured borrowing of $1.2 million and $0.5 million reclassed from restricted cash to cash and cash equivalents, which were reduced by payments under capital leases and debt obligations, exclusive of the secured borrowings, of $0.8 million, and financing costs of $0.2 million.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

	TOTAL	2017	2018-2019	2020-2021	2022 AND BEYOND
	(In thousands)
Operating lease obligations	$1,801	$237	$1,564	$—	$—
Debt and capital leases	63,169	1,621	33,003	20,626	7,919
Interest payments relating to debt and capital leases	16,002	2,265	7,454	2,075	4,208
Total	$80,972	$4,123	$42,021	$22,701	$12,127

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

On July 21, 2017, we entered into an agreement with a sublessee to sublease approximately 2,500 square feet of vacant office space located in Davis, California pursuant to the terms of its lease agreement. The initial term of the sublease is for a period of approximately 17 months and commenced on August 1, 2017. The monthly base rent for the term of the lease is approximately $3,000 per month.

Since September 30, 2017, we have not added any additional leases that would qualify as operating leases.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2017 and 2016.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1— “Financial Information.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have minimal exposure to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States. Our current investment strategy is to invest in financial instruments that are highly liquid, readily convertible into cash and which mature within nine months from the date of purchase. To date, we have not used derivative financial instruments to manage any of our market risks or entered into transactions using derivative financial instruments for trading purposes.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Interest Rate Risk

We had cash and cash equivalents of $3.7 million as of September 30, 2017, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO each concluded that our disclosure controls and procedures were effective as of September 30, 2017.

During the fourth quarter of fiscal 2016, we began the implementation of an ERP system. During the second quarter of fiscal 2017, we transitioned to our ERP system for manufacturing operations for material requirements planning, general ledger, procurement, payment, billings and cash receipts functions. We have accordingly, modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our ERP system. We believe that the ERP system will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the second and third quarters of fiscal 2017, and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our cash and cash equivalents were $3.7 million at September 30, 2017, compared with $9.6 million at December 31, 2016. Based on this cash on hand and our expectation to continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months.

Management believes that we have access to capital resources through increased possible public or private equity offerings, debt financings, strategic collaborations involving significant up-front cash payments or other means. In addition, we continue to explore opportunities to strategically monetize our product pipeline, through potential distributor arrangements and licensing transactions, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity offerings and debt financings, although no assurance can be provided that we will continue to be successful in the future. Although management believes that significant on-going operating expenditures will be necessary to successfully implement our present business plan, if we are unable to raise sufficient capital, we may be forced to implement significant cost cutting measures and refocus our business as early as the fourth quarter of 2017.

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

We are an early stage company, and our commercialized products are early in their life cycle with limited sales history. We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. As of September 30, 2017 and December 31, 2016, we had an accumulated deficit of $258.0 million and $234.6 million, respectively. For the three months ended September 30, 2017 and 2016, we had a net loss attributable to common stockholders of $8.3 million, $7.2 million, respectively. For the nine months ended September 30, 2017 and 2016, we had a net loss attributable to common stockholders of $23.4 million, $23.3 million, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability, and we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through September 30, 2017, we have derived substantially all of our revenues from sales of Regalia, Grandevo and Venerate, Majestene and Haven. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, as well as our ability to increase sales of Regalia, Venerate, Grandevo, Majestene and Haven and to introduce new products such as MBI-110,Stargus and Amplitude biofungicides, MBI-601, Ennoble biofumigant and MBI-014 bioherbicide. An investor in our stock should consider the challenges, expenses and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of Regalia, Grandevo, Zequanox, Venerate, Majestene and other products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of Regalia, Grandevo, Zequanox, Venerate and Majestene, Haven, and introduce products such as Stargus/Amplitude, Ennoble and MBI-014. We expect to incur additional losses for the foreseeable future, including at least the next several years, and may never become profitable.

There is uncertainty about how the implementation of the new revenue recognition standard impact our financial statements.

In January 2018, as discussed in Note 2 to the condensed consolidated financial statements included in Part I—Item 1— “Financial Information”, the Company will be required to recognize revenue in accordance with the new revenue recognition standard, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). We are currently evaluating the possible impact of this new standard and how it will impact our financial statements. The new standard could have a material impact on the timing of how and when we recognize revenue, cost of goods sold, other expenses, and certain balance sheet accounts such as deferred cost of product revenues, deferred revenue, and retained earnings. In addition, depending on how we implement the new standard, certain of our deferred revenue balances at the end of December 31, 2017 under the new standard, may never be recognized in future years’ revenue. Depending upon the methodology used, full retrospective or modified retrospective, a significant component of deferred revenue may either be recast into historical revenues or recast as prior period’s retained earnings, respectively. In order to comply with the requirements of ASC 606 on January 1, 2018, we are continuing to update and enhance our internal accounting systems and our internal controls over financial reporting. If we are not successful in updating our policies, procedures, information systems and internal controls over financial reporting, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, which could harm our operating results or cause us to fail to meet our reporting obligations.

We expect to require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, would significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We expect to incur expenses related to our continued operations, including improving and promoting our commercially available products, advancing product candidates, expanding our international presence and commercialization, recruitment and retention of personnel, and other working capital and general corporate purposes.

In addition, we have significant outstanding indebtedness. For example, in October 2017, we borrowed $2.0 million under a convertible note with a lender, which matures in October 2020. As of September 30, 2017, we had $1.2 million of debt pursuant to the LSQ Financing and $0.4 million outstanding under the Equipment Financing Agreement. In our August 2015 private placement transaction, we issued senior secured promissory notes in the initial aggregate principal amount of $40.0 million, which accrue interest at a rate of 8% per annum, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. In June 2014, we borrowed $10.0 million pursuant to a promissory note with a bank, which accrues interest at a variable interest rate, 6.25% per annum as of December 31, 2015, and which is repayable in monthly payments through June 2036. We also completed private placements in October 2012 and April 2013 of promissory notes in the aggregate principal amount of $12.5 million, which, following their amendment in November 2016, now accrue interest at 14% through maturity in October 2018. The debt agreements with respect to these transactions contain various financial and other covenants, as discussed below, and our obligations under the loan agreements are secured by all of our real and personal property assets and general intangibles.

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

In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Pursuant to the settlement agreement, we agreed to a permanent enjoinment from violating the Securities Act in future, has caused us to be deemed to be a “bad actor” under Rule 506 of the Securities Act and to be disqualified by the requirements of Rule 262 of Regulation A, which prevents us from relying on an exemption from registration for the sale and issuance of securities under Regulation D and A, respectively. This could make it harder for us to sell shares privately and negatively affect our ability to raise capital.

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

Item 2. UNRegistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2017).

10.46*	Letter Agreement dated August 15, 2017, by and between the Company and James B. Boyd.

14.1	Revised Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2017.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements

*       Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on November 14, 2017.

MARRONE BIO INNOVATIONS, INC.

s/Pamela G. Marrone
Pamela G. Marrone
Chief Executive Officer

