Form 10-K
period 2017-12-31
MARRONE BIO INNOVATIONS INC
filed 2018-04-05
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-36030

Marrone Bio Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5137161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1540 Drew Avenue, Davis, California 95618

(Address of principal executive offices and zip code)

(530) 750-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class	Exchange on which registered
Common Stock, $0.00001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2017, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $28,325,332 based upon the closing price of the common stock as reported on the Nasdaq Capital Market. This calculation excludes the shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock as of June 30, 2016. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 26, 2018
Common Stock, $0.00001 par value	102,092,613

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

Special Note Regarding Forward-Looking Statements and Trade Names

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements may be identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include: our plans to target our existing products or product variations for new markets and for new uses and applications; our plans and expectations with respect to growth in sales of our product lines and with respect to Bio-Tam 2.0 and Jet-Ag; our ability and plans to develop, register and commercialize additional new product candidates and bring new products to market across multiple categories faster and at a lower cost than other developers of pest management products, including research, development and field trial plans; our expectations regarding registering new products and new formulations and expanded use labels for existing products, including submitting new products to the EPA; our belief that challenges facing the use of conventional chemical pesticides will continue to grow; our beliefs regarding the growth of markets for, and unmet demand for, bio-based products; our beliefs regarding market adoption of our products and our ability to compete in our target markets; our intention to maintain existing, and develop new, supply, sales and distribution channels and extend market access; expectations regarding potential future payments under strategic collaboration and development agreements; our plans and expectations relating to our debt agreements; management’s belief regarding our access to capital resources through equity offerings, debt financings, strategic collaborations or other means; our plans to grow our business while improving efficiency, including by focusing on a limited number of product candidates, taking measures to reduce expenses and expanding our sales and marketing team; our plans and expectations with respect to manufacturing and production; our plans to seek third-party collaborations to develop and commercialize more early stage product candidates; our intention to continue to devote significant resources toward our proprietary technology and research and development; our expectations that sales will be seasonal and the impact of continued drought and other weather-related conditions; our ability to protect our intellectual property in the United States and abroad; our beliefs regarding the effects of the outcome of certain legal matters; our anticipated impact of certain accounting pronouncements; our ability to use carryforwards; our expectations regarding market risk, including interest rate changes, foreign currency fluctuations and commodity price changes; our expectations with respect to future regulatory restrictions on competing products or product ingredients and our future expenditures, available cash and other financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K. These factors include, but are not limited to, the risks described under Part I–Item 1A—“Risk Factors,” Part II–Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the U.S. Securities and Exchange Commission (“SEC”). We make these forward-looking statements based upon information available on the date of this Annual Report on Form 10-K, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

As used herein, “MBI”, the “Company”, “we”, “our” and similar terms refer to Marrone Bio Innovations, Inc., unless the context indicates otherwise.

Except as context otherwise requires, references in this Annual Report on Form 10-K to our product lines, such as Regalia, refer collectively to all formulations of the respective product line, such as Regalia Maxx, Regalia Rx or Regalia SC, and all trade names under which our distributors sell such product lines internationally, such as Sakalia TM, Sentry® or Milsana®. Our logos, Grandevo® , Regalia® , Venerate® , Zequanox® , Haven®, Majestene®, Zelto TM, Stargus TM, Amplitude TM and other trade names, trademarks or service marks of Marrone Bio Innovations, Inc. appearing herein are the property of Marrone Bio Innovations, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies, such as Bio-Tam ® 2.0. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply relationships with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1. BUSINESS

We make bio-based pest management and plant health products. Bio-based products are comprised of naturally occurring microorganisms, such as bacteria and fungi, and plant extracts. Our current products target the major markets that use conventional chemical pesticides, including certain agricultural and water markets, where our bio-based products are used as alternatives for, or mixed with, conventional chemical products. We also target new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. Six of our seven product lines are approved by the United States Environmental Protection Agency (“EPA”) and registered as “biopesticides.” Our first non-EPA product is Haven, a plant health product that is a “biostimulant,” which requires state registrations, but does not require EPA registration. We believe our current portfolio of products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products to control pests, increase crop yields and reduce crop stress.

We primarily sell our products to the crop protection market. Our five commercially available crop protection product lines are Regalia, for controlling plant disease and increasing plant health, Grandevo and Venerate, each for insect and mite control, Majestene and its turf and ornamentals counterpart brand Zelto, for nematode control and Stargus and its row crop counterpart brand Amplitude, for downy mildew and white mold control. These products can be used in both conventional and organic crop production, and are primarily sold to growers of specialty crops such as grapes, citrus, tomatoes, vegetables, nuts, leafy greens and ornamental plants. We also have had some sales for large-acre row crops including Regalia for corn and soybeans and in January 2017, our strategic partner, Albaugh, LLC (“Albaugh”), began distributing their BIOST biological seed treatment platform, which includes the microbe in Venerate, for row crops including cotton, soybeans and corn. In March 2016, we also entered into an agreement with Isagro USA to distribute Bio-Tam 2.0 for soil-borne disease control and grapevine trunk disease control, which complements our existing products, particularly Regalia, and in May 2017, we entered into an agreement with Jet Harvest Solutions to distribute Jet-Ag biofungicide and disinfectant in certain regions of the U.S. In March 2017, we launched Haven, a plant health product that reduces plant stress in drought and  intense sunlight. We believe that these existing crop protection and plant health products, or variations thereof, such as the Zelto brand we launched in January 2018, can also be specifically targeted for industrial and institutional, turf and ornamental, home and garden or animal health uses such as controlling grubs, ants, flies and mosquitoes in and around schools, parks, golf courses and other public-use areas.

In addition, we have developed Zequanox, a commercially available product line that we sell to the water treatment market. Zequanox selectively controls invasive mussels that cause significant infrastructure and ecological damage across a broad range of in-pipe and open-water applications, including hydroelectric and thermoelectric power generation, industrial applications and recreation. In November 2017, we signed an exclusive distribution agreement with Solenis. LLC, a large water treatment company, to distribute Zequanox for in-pipe treatments in the United States and Canada.

We continue to execute on our prioritization plan, which focuses our resources on improving and promoting our commercially available products, advancing product candidates that are expected to have the greatest impact on near-term growth potential and expanding our international presence and commercialization. We also continue to focus on finding ways to reduce expenses, conserve cash and improve operating efficiencies, to extract greater value from our products and product pipeline and to improve our communication to and connection with the global sustainability movement that is core to our cultural values.

In connection with this strategy, we are concentrating new headcount on sales and marketing, with increased focus on large growers in our top target crops, on-farm demonstrations, training and ability to educate and support our customers, while continuing to provide our product development staff with responsibility for technical sales support, field-trials and demonstrations to promote sales growth. For markets other than high-value specialty crops, such as row crops and seed treatments, we are seeking to expand our network of distribution partners, focusing on regional and national distributors operating in the United States, Canada and other countries that present a significant opportunity for near-term revenue generation. In addition, our research and development efforts are now focused on supporting existing commercial products with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. Accordingly, while we believe that we have developed a robust pipeline of novel product candidates, we are currently limiting our internal development efforts to two product candidates (having launched Haven and Stargus/Amplitude in 2017): MBI-014, a bioherbicide that is based on the same microorganism in Venerate and Majestene/Zelto, which we plan to submit to the EPA in 2018 and MBI-601 (Ennoble), a biopesticide that produces gaseous natural compounds that function as a “biofumigant,” which was approved by the EPA in November 2016. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources. We believe that, collectively, these measures will best position us to continue to respond to business challenges while remaining committed to our long-term, global vision.

Industry Overview

Pest management and plant health is an important global industry. Phillips McDougall, an independent advisory firm, estimates the 2016 world agrichemical market (crop protection) at the distributor level at $49.9 billion, falling 2.5% from 2015, with Asia first at $13.8 billion in sales, followed by Latin America at $13.1 billion, Europe at $11.4 billion, the NAFTA region at $9.5 billion and Europe, Middle East and Africa at $2.1 billion. The total agrichemical market including non-crop pesticides fell by 1.9% to $56.4 billion. The cost and time to bring one new chemical pesticide to market is estimated at over $280 million and an average of 11 years.

While industry estimates vary, our research shows that the global seed treatment market, which we entered in 2017 through our strategic partner Albaugh, was approximately $5 billion in 2017, and is projected to increase at a compound annual growth rate of approximately 8-10% over the next five years. Insecticides currently hold the largest share of this market and the crop protection category is expected to be the fastest growing segment over the next several years.

Most of the markets we currently target or plan to target primarily rely on conventional chemical pesticides, plant growth regulators and plant health products, supplemented in certain agricultural markets by the use of genetically modified crops. Generally, conventional chemical pesticides are synthetic materials that directly kill or inactivate pests. Some chemicals can also increase or regulate plant growth and have other plant health effects in absence of pests and plant diseases.

Demand for effective and environmentally responsible bio-based products continues to increase. The global market for biopesticides, which control pests by non-toxic mechanisms such as attracting pests to traps or interfering with their ability to digest food, was valued at $3.7 billion in 2015 and has been projected to grow to $7.7 billion in 2021, reflecting a 14.1% compound annual growth rate of over the period, according to BCC Research, an independent market research firm. DunhamTrimmer, a market research company, estimates the 2016 biocontrol (or pesticides) market at $3.2 billion, with a compound annual growth rate of more than 16% through 2020, compared to less than 6% compound annual growth rate for the conventional global crop protection (or synthetic pesticide) market. Similarly, the biostimulant market, which we entered in 2017 with Haven, is growing about 10-15% annually. We believe these trends will continue as the benefits of using bio-based pest management and plant health products become more widely known.

Crop Protection

Conventional Production. Growers are constantly challenged to supply the escalating global demand for food, while reducing the negative impact of crop protection practices on consumers, farm workers and the environment. The dominant technologies for crop protection are conventional chemical pesticides and genetically modified crops. Major agrichemical companies have invested billions of dollars to develop genetically modified crops that resist pests or have high tolerance to conventional chemical pesticides. The market for genetically modified crop seeds was estimated at $20.4 billion in 2016, up 3.1% from 2015, according to Phillips McDougall. In addition, according to the International Service for the Acquisition of Agri-biotech Applications, a third-party not-for-profit organization, in 2016, 185 million hectares (457 million acres) were planted with genetically modified crops in 28 countries, with the United States, Brazil, Argentina, Canada and India planting the most (in that order). Soybean, corn, cotton and canola plantings have made the greatest inroads.

Conventional chemical pesticides and genetically modified crops have historically been effective in controlling pests. However, there are increasing challenges facing the use of conventional chemical pesticides such as pest resistance and environmental, consumer and worker safety concerns. Governmental agencies are further pressuring growers, distributors and manufacturers by restricting or banning certain forms of conventional chemical pesticide usage, particularly in the European Union (“EU”), as some conventional chemical pesticide products have been phased out, as well as at local levels, where many city and county governments have prohibited the sale of certain conventional chemical pesticide products, magnifying the complexity of agrichemical companies’ distribution and regulatory compliance. At the same time, a number of supermarket chains, food processors and key purchasers of specialty fruits, nuts and vegetables are imposing synthetic chemical residue restrictions, limiting options available to growers close to harvest. Consumers, scientists and environmental groups have also voiced concerns about the unintended effects of genetically modified crops, including pest resistance and contamination of non-genetically modified crops. In response to consumer and environmental group concerns and restrictions by importing countries, several large-scale food purchasers have demanded that their contracted growers supply them only non-genetically modified crops.

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

Organic Production. Certified organic crops such as food, cotton and ornamental plants, are produced without the use of synthetic chemicals, genetic modification or any other bioengineering or adulteration. As such, organic growers are limited in the number of alternatives for pest management. The U.S. Department of Agriculture, or the USDA, approved national production and labeling standards for organic food marketed in the United States in late 2000. These standards have contributed to the growth of organic food consumption in the United States, and other countries have implemented similar programs. According to the Organic Trade Association, a business association, consumer demand for organic food has outpaced the available acreage in the United States, with $1.65 billion of organic food imported in 2016 and $47 billion of domestic organic sales in 2016, representing 5.3% of all food sales (and 15% all fruits and vegetables sales), up 10.8% over 2015. Organic produce comprised $15.6 billion in 2016, up 8.4% from 2015. Globally, organic food sales reached $81.6 billion in 2015, with 50.9 million hectares planted, according to a study by the Research Institute of Organic Agriculture performed on behalf of the International Foundation for Organic Agriculture. We believe this growing demand is primarily driven by concerns about food safety and the adverse environmental effects of conventional chemical pesticides and genetically modified crops.

Water Treatment

Global demand for water treatment products was estimated to be $30.6 billion in 2017, rising 5.3% annually, according to The Freedonia Group, an independent market research firm. Demand for water treatment chemicals in the United States is forecast to rise 3.2% per year to $7.5 billion in 2019, with volume reaching 15.5 billion pounds. Invasive and native pest species are increasingly a concern in diverse applications such as hydroelectric and thermoelectric power generation, industrial applications, drinking water, aquaculture, irrigation and recreation. However, discharge of water treatment chemicals to target these pests is highly regulated, and in many cases, such as with management of open waters and sensitive environmental habitats, use of conventional chemicals is prohibited.

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

Benefits of Bio-Based Pest Management and Plant Health Products

While conventional chemical pesticides are often effective in controlling pests, some of these chemicals are acutely toxic, some are suspected carcinogens and some can have other harmful effects on the environment and other animals. Health and environmental concerns have prompted stricter legislation around the use of conventional chemical pesticides, particularly in Europe, where the use of some highly toxic or endocrine-disrupting chemical pesticides is banned or severely limited and the importation of produce is subject to strict regulatory standards on pesticide residues. In addition, the EU has passed the Sustainable Use Directive, which requires EU-member countries to reduce the use of conventional chemical pesticides and to use alternative pest management methods, including bio-based pest management products. Over the past two decades, U.S. regulatory agencies have also developed stricter standards and regulations. Furthermore, a growing shift in consumer preference towards organic and sustainable food production has led many large, global food retailers to require their supply chains to implement these practices, including the use of bio-based pest management and fertilizer solutions, water and energy efficiency practices and localized food product sourcing.

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

Many bio-based pest management products can perform as well as or better than conventional chemical pesticides. When used in rotation or in spray tank mixtures with conventional chemical pesticides, bio-based pest management products can increase crop yields and quality over chemical-only programs. Agricultural industry reports, as well as our own research, indicate that bio-based pest management products can affect plant physiology and morphology in ways that may improve crop yield and can increase the efficacy of conventional chemical pesticides. In addition, pests rarely develop resistance to bio-based pest management products due to their complex modes of action. Likewise, bio-based pest management products have been shown to extend the product life of conventional chemical pesticides and limit the development of pest resistance, a key issue facing users of conventional chemical pesticides, by eliminating pests that survive conventional chemical pesticide treatments. Most bio-based pest management products are listed for use in organic farming, providing those growers with compelling pest control options to protect yields and quality. Given their generally lower toxicity compared with many conventional chemical pesticides, bio-based pest management products can add flexibility to harvest timing and worker re-entry times and can improve worker safety. Many bio-based pest management products are also exempt from regulations limiting residues that apply to conventional chemical pesticides. Bio-based pest management products may not be subject to restrictions by food retailers and governmental agencies limiting chemical residues on produce, which enables growers to export to wider markets. In addition to performance attributes, bio-based pest management products registered with the EPA as biopesticides can offer other advantages over conventional chemical pesticides. From an environmental perspective, biopesticides have low toxicity, posing low risk to most non-target organisms, including humans, other mammals, birds, fish and beneficial insects. Biopesticides are biodegradable, resulting in less risk to surface water and groundwater and generally have low air-polluting volatile organic compound content. Because biopesticides tend to pose fewer risks than conventional pesticides, the EPA offers a more streamlined registration process for these products, which generally requires significantly less toxicological and environmental data and a lower registration fee. As a result, both the time and money required to bring a new product to market are reduced.

Our Solution

We produce bio-based pest management and plant health products that are effective and generally designed to be compatible with existing pest control equipment and infrastructure. This allows them to be used as alternatives for, or mixed with, conventional chemical pesticides, as well as in markets for which there are no available conventional chemical pesticides or the use of conventional chemical products may not be desirable or permissible because of health and environmental concerns. We believe that compared with conventional chemical pesticides, our products:

●	can be competitive in both price and efficacy;
●	provide viable alternatives where conventional chemical pesticides and genetically modified crops are subject to regulatory restrictions;
●	comply with market-imposed requirements for pest management programs by food processors and retailers;
●	are environmentally friendly;
●	meet stringent organic farming requirements;
●	improve worker productivity by shortening field re-entry times after spraying and allowing spraying up to the time of harvest;
●	are exempt from residue restrictions applicable to conventional chemical pesticides in both the agriculture and water markets; and
●	are less likely to result in the development of pest resistance.

In addition, our experience has shown that when our products are mixed with conventional chemical pesticides, they can:

●	increase the effectiveness of conventional chemical pesticides while reducing their required application levels;
●	increase levels of pest control and consistency of control;
●	increase crop yields;
●	increase crop quality, including producing crops with higher levels of protein, better taste and color and more attractive flowers; and
●	delay the development of pest resistance to conventional chemical pesticides.

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

Commercially Available Products

We have seven commercially available product lines including five crop protection lines (Regalia, Grandevo, Venerate, Majestene/Zelto and Stargus/Amplitude), our plant health product Haven, and Zequanox for water treatment. All but Haven are EPA approved, which as a sun-protectant biostimulant is not subject to EPA registration. Regalia is also approved in Canada, ten Latin American countries (including Mexico, Brazil and Chile), South Africa, Turkey and Morocco. As of May 2016, Grandevo and Venerate are also registered in Mexico. Zequanox is approved in Canada for hydropower facilities, with a label expansion to other industrial and open water uses pending, and is the only product EPA-approved for open water application other than copper, which is rarely used due to its negative environmental effects and uneven efficacy in open water applications. All seven of these commercialized lines are subject to patents and trade secrets related to the work we have done to characterize, formulate, develop and manufacture marketable products. In March 2016, we entered into an agreement with Isagro USA to distribute Bio-Tam 2.0, an EPA-approved biofungicide that complements our existing product lines, particularly Regalia. In May 2017, we entered into an agreement with Jet Harvest Solutions to distribute Jet-Ag biofungicide/disinfectant in most of the United States. We believe these product lines, along with our other EPA-approved and EPA-submitted products and other pipeline product candidates, provide us with the foundation for continuing to build the leading portfolio of bio-based pest management and plant health products.

Robust Pipeline of Novel Product Candidates

Our pipeline of early-stage discoveries and new product candidates extends across a variety of product types for different end markets, including herbicides, fungicides, nematicides, insecticides, algaecides (for algae control), molluscicides (for mussel and snail control) and plant growth and plant stress regulators. Our product candidates are developed both internally and sourced from third parties. Our research and development process enables us to discover, source and develop multiple products in parallel, which keeps our pipeline robust. We are developing the microorganism in Venerate and Majestene/Zelto, a Burkholderia rinojensis bacterium that we isolated using our discovery process, as MBI-014, a bioherbicide. We also have additional product candidates at various other stages of development, including MBI-601, a fungus that produces volatile compounds and works as a soil biofumigant, which was approved by the EPA in November 2016. We previously received EPA approval of MBI-011, a weed-controlling biochemical, sarmentine, discovered and isolated from a pepper plant species, and we are currently pursuing third-party manufacturers to synthesize a “nature identical” sarmentine compound at a cost that would allow us to introduce the product to the market in the future.

Rapid and Efficient Development Process

We believe we can develop and commercialize novel and effective products faster and at a lower cost than many other developers of pest management products. For example, we have moved each of Regalia, Grandevo, Venerate, Majestene/Zelto, Stargus/Amplitude, Haven and Zequanox through development, EPA approval and first U.S. launch in approximately four years or less at a cost of $3.0 million to $6.0 million. Thereafter, we have continued to develop and refine these products, reducing manufacturing costs, producing new formulations, applying for expanded use labels and seeking new markets, in each case at a cost of less than $10.0 million per product line. In comparison, a report from Phillips McDougall shows that the average cost for major agrichemical companies to bring a new crop protection product to market has been over $280.0 million, and these products have historically taken an average of eleven years to move through development, regulatory approval and market launch.

Proprietary Discovery Process

Our discovery process allows us to efficiently discover microorganisms and plant extracts that produce or contain compounds that display a high level of pesticidal activity against various pests and target specific unmet market needs. After we identify pesticidal activity, we subject the microorganisms and plant extracts to tests to determine effects on plant growth, nutrient uptake and drought and salt stress. We then use various analytical chemistry techniques to identify and characterize the natural product chemistry of the compounds, which we optimize and patent. Four of our product candidates, one of which is EPA-approved, are what we believe to be newly identified microorganism species. We believe that five of our products produce novel compounds that we identified, and five of our products have been found to have, or produce compounds with, a novel mode of action. Our proprietary discovery process is protected by patents on the microorganisms, their natural product compounds and their uses for pest management, as well as a patent application we have received on a screening process to identify enzyme-inhibiting herbicides. We also maintain trade secrets related to the discovery, formulation, process development and manufacturing capabilities. By conducting our own discovery with a focus on unmet market needs, as well as working with outside collaborators, we are able to access the broadest range of products for commercialization, giving us an advantage over other natural bio-based pest management companies. For example, we identified Stargus/Amplitude in our discovery screen by targeting downy mildews, a problem for which there are few biological and chemical solutions.

Management Team with Significant Industry Experience

Our management team has extensive experience in bio-based pest management products and the broader agriculture industry. Our chief executive officer and other key employees average over 30 years of experience and include individuals who have led agrichemical sales and marketing organizations, top scientists and industry experts, some of whom have served in leadership roles at large multinational corporations and governmental agencies, commercialized multiple products, brought multiple products through EPA, state and foreign regulatory processes, filed patent applications and received patents, led groundbreaking research studies and published numerous scientific articles. In addition, our chief financial officer brings over 30 years of financial management experience spanning a variety of industries, including over 14 years of service as several public companies’ chief financial officer. Our general counsel has over 30 years of experience, including over 25 years with public companies, in senior legal, sales and operating roles, including general counsel, vice president of sales and chief operating officer.

Our Growth Strategy

Accelerate Adoption of New Products, Product Applications and Product Lines

Our goal is to provide growers of specialty and row crops with complete and effective solutions to a broad range of pest management and plant health needs. Due to the competitive nature of the industry and the seasonality of crop growing, speed is essential to ensure widespread adoption. Accordingly, we have launched targeted placements of our products with early adopters in the United States relatively early in the product commercialization cycles and for a limited number of crop and pest applications. These growers, many of whom have unmet market needs, help us to troubleshoot and refine our products and to maximize their value proposition, enabling us to efficiently develop new formulations and expand uses and market penetration with minimal up-front capital investment per product line. We also believe we will be able to leverage growers’ positive experiences using our Regalia, Grandevo, Venerate and Majestene/Zelto product lines to accelerate adoption of new products, product applications and product lines, including Stargus/Amplitude and Haven. We believe product diversity allows us to compete with larger companies, to strengthen relationships with growers and distributors and to not be dependent on any one product or product category. Further, by offering and developing multiple products simultaneously, we believe we are perceived as a technology leader and can gain the benefits of increased momentum with distributors and end users. We will continue to target early adopters of new pest management and plant health technologies with controlled product launches and educate growers and water resource managers about the benefits of bio-based pest management products through demonstrations to accelerate commercial adoption of our products.

Deliberately Expand Applications of Our Product Lines

We want growers to know and trust that our products work. Although our initial EPA-approved master labels cover our products’ anticipated crop-pest use combinations, we launch early formulations of our pest management and plant health products to targeted customers under commercial labels that list a limited number of crops and applications that our initial efficacy data can best support. We then gather new data from experiments, field trials and demonstrations, gain product knowledge and get feedback to our research and development team from customers, researchers and agricultural agencies. Based on this information, we enhance our products, refine our recommendations for their use in optimal IPM programs, expand our commercial labels and submit new product formulations to the EPA and other regulatory agencies. For example, we began sales of Regalia SC, an earlier formulation of Regalia, in the Florida fresh tomatoes market in 2008, while a more effective formulation of Regalia with an expanded master label, including listing for use in organic farming, was under review by the EPA. When approved, we launched this new formulation into the Southeast United States in 2009 and nationally in 2010. In 2011, we received EPA approval of a newly expanded Regalia master label covering hundreds of crops and various new uses for applications to soil and through irrigation systems, and we expanded Regalia for use in large-acre row crops as a plant health product, in addition to its beneficial uses as a fungicide. Similarly, ongoing field development research on the microbe used in our insecticide product Venerate led to our October 2015 registration of Majestene as a nematicide. In addition, in 2017, our strategic partner, Albaugh, deployed the microbe in Venerate as part of their BIOST seed treatment for cotton, corn and soybean crops, and in January 2018, we launched a formulation of Majestene as Zelto for turf and ornamental pests. We believe we will continue to have opportunities to broaden the commercial applications and expand the use of our existing products lines into several key end markets, including large-acre row crop applications, seed treatment, turf, cannabis, forestry and public health to help drive significant growth for our company.

Focus on Proven Technology Families

We discover and develop more than one product line based on the same technology. For example, the Burkholderia microbe on which Venerate is based is also active against a broad range of nematodes, enabling development as our bionematicide product, Majestene/Zelto, and, when fermented under different conditions, produces several herbicidal compounds, enabling development as our bioherbicide product candidate, MBI-014. In addition, the Chromobacterium species on which Grandevo is based may also yield a promising bionematicide product, which we have developed as MBI-304 with positive results, both as a seed treatment and with in-furrow applications, over the course of three growing seasons. Developing multiple products based on the same microbe allows for a more efficient use of research, development and manufacturing resources and enables us to leverage capital invested in existing technologies.

Continue to Develop and Commercialize New Products in Both Existing and New Markets

Our goal is to rapidly and efficiently develop, register and commercialize new products each year, with the goal of continuing to develop a full suite of pest management and plant health products. For example, while our current crop protection and biostimulant products address plant diseases, insects and nematodes, and sun stress, we are developing products that control weeds as well as products for improving fertilizer efficiency and reducing salt stress. Our bioassay screening has identified at least four microbes that display activity against blue-green algae associated with toxic algal blooms, which have resulted in seasonal closures of some drinking water supplies in the Great Lakes region, and two companies are testing these microbes in consideration of a possible partnership.

Target International Markets

Expanding international sales is an important component of our growth strategy, but the global markets for pest management products are intensely competitive and highly regulated. Our plan is to focus on key countries and regions with the largest and fastest growing biopesticide and plant health product markets for specialty crops and select row crops. We are working with regional distributors and distributors in key countries who have brand recognition and understand how to test and market biopesticides.

Leverage Manufacturing Capabilities

We initially used third-party manufacturers to produce all of our products on a commercial scale. In 2014, we completed the repurpose of a manufacturing facility that we purchased in July 2012 by installing three 20,000 liter fermentation tanks and constructing a dedicated building to house them, which has enabled us to manufacture in-house certain of our products. In 2017, we completed a medium-scale granulation line for Grandevo WDG. We have shown that greater control of our own manufacturing capacity allows us to scale-up processes and institute process changes more quickly and efficiently while ultimately lowering manufacturing costs over time to achieve desired margins and protecting the proprietary position of our products. We continue to use third party manufacturers for Venerate, Majestene/Zelto and Haven and for spray-dried powder formulations of Grandevo and Zequanox. We are also developing plans to expand our manufacturing facility capacity in order to handle increased production volumes for increased sales.

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

NAME	MARKET	TARGET	USE	STATUS

Regalia (liquid formulations)	Crop Protection, Home and Garden, Turf and Ornamentals	Plant Disease/Plant Health	Protects against fungal and bacterial diseases and enhances yields/quality	Commercially Available Domestically and Internationally

Grandevo (dry formulations)	Crop Protection, Home and Garden, Turf and Ornamentals, Public Health, Forestry	Insects and Mites	Controls a broad range of sucking and chewing insects through feeding	Commercially Available Domestically and Mexico; International Expansion Efforts Underway

Venerate (liquid formulation)	Crop Protection, Home and Garden, Turf and Ornamentals, Animal Health, Forestry	Insects and Mites	Controls sucking and chewing insects on contact	Commercially Available Domestically and Mexico; International Expansion Efforts Underway

Majestene and Zelto (liquid formulation)	Crop Protection, Turf and Ornamentals (Zelto)	Plant Parasitic Nematodes	Controls soil-dwelling nematodes by preventing and reducing root galls, and by reducing adult reproduction and egg hatch	Commercially Available Domestically

Stargus and Amplitutde (liquid)	Crop Protection, Home and Garden, Turf and Ornamentals, Forestry; Row Crops (Amplitude)	Plant Disease/Plant Health	Protects against fungal and bacterial diseases and enhances yields	Commercially Available Domestically; Pending in Canada and Mexico (Stargus)

Haven (liquid formulation)	Crops, Home and Garden,Turf and Ornamentals	Sun stress/Plant Health/Quality	Reduces sun stress and dehydration and increases yields and quality	Commercially Available Domestically

Zequanox (dry formulation)	Water Treatment	Invasive Mussels (In-Pipe and Open Water Habitat Restoration)	Controls invasive mussels that restrict water flow in industrial and power facilities and harm recreational waters	Commercially Available Domestically and in Canada

Stargus	Crop Protection, Home and Garden, Turf and Ornamentals, Animal Health, Forestry	Plant Disease/Plant Health	Protects against fungal and bacterial diseases and enhances yields	Commercially Available Domestically; Pending in Canada and Mexico

Amplitude	Row Crop Crop Protection, for White Molds and Soil Diseases	Plant Disease/Plant Health	Protects against fungal and bacterial diseases and enhances yields	Commercially Available Domestically: Pending in Canada

Regalia

●	Biofungicide
●	Crop Protection, Home and Garden, Turf: Controls Plant Diseases, Improves Plant Health, Increases Yields
●	Commercially Available Domestically and Internationally

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

Regalia is made from an extract of the giant knotweed plant and acts by turning on a plant’s “immune system,” a process called induced systemic resistance. Regalia also enhances the efficacy of major conventional chemical fungicides, and we have received issued patents on this synergism. Regalia also is effective for seed treatment of soybean, corn and cotton, for which we have filed a patent application, and we have received an issued patent on the effects on root growth and yield when Regalia is applied to the seed or as a root stimulant. For example, in field tests and in actual grower use, Regalia has shown significant yield increases on strawberries, tomatoes, potatoes, soybeans, rice, wheat, alfalfa, sugarcane, corn, and several other crops, with less irrigation required for strawberries treated with Regalia.

We obtained an exclusive license relating to the technology used in our Regalia product line while Regalia was in the process development and formulation stage of product development. In addition to developing the supply chain to commercially market the product, using our natural product chemistry expertise, we developed an analytical method to measure and characterize the major compounds in the plant extract, and we enhanced these compounds several times in new formulations, providing Regalia with a broader spectrum of activity and better efficacy than the original licensed product. In addition, we improved the physical properties of our Regalia formulations and developed four formulations that meet organic farming standards. We have filed several patent applications with respect to these innovations. In addition, we have received a U.S. patent for modulating plant growth by treating roots of plants with Regalia (or other compounds or extracts of knotweed) and transplanting the plants into soil. The European Patent Office (EPO) has granted a patent relating to the use of Reynoutria sachalinensis as either a plant or seed growth promoter. We have also received a patent on the synergistic combination of Regalia or knotweed extract and some important chemical fungicides.

We launched Regalia SC, an earlier formulation of Regalia, into the Florida fresh tomatoes market in December 2008. This formulation had a limited label with a few crops and uses on the label and it was not compliant for organic listing. We later received a revised, broader label with hundreds of crops for a new organic formulation, which we subsequently launched into the Florida vegetables and Arizona leafy greens markets. In January 2010, we received state approval in California and immediately launched Regalia into the leafy greens and walnuts markets. Key markets include vegetables in the southeast, citrus in Florida, leafy greens and vegetables in California and Arizona, walnuts and stone fruit in California and pome fruit and grapes in California and the Pacific Northwest. In December 2011 and August 2012, we received EPA approval and California regulatory approval, respectively, for an expanded Regalia label that includes new soil applications, instructions for yield improvement in corn and soybeans and additional crops and target pathogens. Our product for row crops is sold separately as Regalia Rx and for international markets, where the Regalia trademark is allowed, as Regalia Maxx. While we previously submitted Regalia for registration in the EU, which is one of the largest fungicide markets, in the world we recently withdrew the EU application due to Brexit and plan to resubmit using the Netherlands rather than the United Kingdom (“UK”) as the designated rapporteur. Regalia is registered in South Africa, El Salvador, Guatemala Honduras, Peru, Colombia, Tunisia, Morocco, Brazil, for tomato, potato and dry beans, and Chile for grapes (table and wine), blueberries and walnuts. In 2013, 2014 and 2015, we received EPA approval for three new formulations (12%, 16% and 5%). The new 5%, with better mixing and no hexanol, launched in the US in 2016. The 12% and 16% may be used for market segmentation in the future. The new alternative formulation of Regalia 5% eliminated hexanol, a solvent that is difficult to source and is likely to experience future regulatory restrictions. This new formulation disperses better in water and is easier to mix and rinse from containers and spray equipment.

Regalia, Regalia Maxx and Regalia Rx are USDA National Organic Program compliant and OMRI-USA/OMRI-Canada listed.

Grandevo

●	Bioinsecticide
●	Crop Protection, Home and Garden, Turf and Ornamentals, Public Health, Forestry: Targets Insects and Mites
●	Commercially Available Domestically and in Mexico, International Expansion Efforts Underway

Grandevo is based on a new species of microorganism, Chromobacterium subtsugae, which was discovered by a scientist at the USDA in Beltsville, Maryland, and which we have licensed and commercialized. Grandevo is a powerful feeding inhibitor: insects and mites become agitated when encountering it and will not feed and starve, or, if they do ingest it, die from disruption to their digestive system. Grandevo also has repellent effects on and reduces egg hatching and reproduction of target insects and mites. Grandevo is particularly effective against chewing insects (such as caterpillars and beetles) and sucking insects (such as stinkbugs and mealybugs, as well as thrips and psyllids, which are respectively known as “corn lice” and “plant lice”) and some flies, such as the spotted wing Drosophila larvae. Trials to date and reports from grower use have shown instances of commercial levels of efficacy as good as the leading conventional chemical pesticides on a range of chewing and sucking insect and mite pests, including two invasive species of psyllid affecting citrus and potato crops. Grandevo has also shown significant control of other pests such as plant-feeding fly larvae, mosquitoes, white grubs in turf grass, “leafmining” caterpillar larvae and other leaf-eating caterpillars. Grandevo has also shown efficacy against corn rootworm, a major pest of corn, which has reportedly been resistant to corn engineered for rootworm control. Grandevo has shown efficacy against other soil pests, including wireworms, root maggots and nematodes. Field trials are ongoing to further characterize Grandevo’s activity against new foliar and soil-borne pests.

We obtained a co-exclusive license for the bacterial strain used in our Grandevo product line while Grandevo was undergoing primary screening as a potential product candidate. However, as of January 2018, the USDA has indicated that we are the only current licensee. Since licensing the microorganism, we completed the testing and development necessary to produce and commercialize an EPA-approved product and have filed our own patent applications with respect to the microorganism, including its genome, synergistic combinations with conventional chemical pesticides, product formulations containing the bacterial strain as well as the chemistry produced by the microorganism upon which Grandevo is based. We have issued U.S. patents on one of these novel compounds produced by the bacteria and novel insecticidal and nematicidal uses.

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

Grandevo has received completeness determination from the European Commission and the process began for the evaluation for Annex 1 listing and commercialization in the EU, with a draft decision completed by the Netherlands in 2016 that recommended some new toxicology studies that were completed in 2017. A June 2015 policy decision by the European Commission, the European Food Safety Authority and a Working Group of EU Member States has allowed Grandevo, which contains only non-viable Chromobacterium subtsugae cells, to be evaluated as a microbial pesticide. Until this recent EU decision, only pesticides containing live microbes could be evaluated under EU regulation. Grandevo is being assessed under the Netherlands Government’s “Green Deal” Initiative, which has been created with an aim to “speed up the sustainability of PPPs (plant protection products) in agriculture and horticulture by facilitating the authorization of green PPPs with a low risk for humans, animals and the environment.” Efficacy trials recently completed in Europe will be used to support uses of Grandevo for the control of whitefly and thrips in Solanaceae (tomato, pepper and aubergine) and Cucurbitaceae (melon, cucumber and squash) crops.

Studies being conducted by an outside toxicology laboratory completed to support EU registration will also be used to support Grandevo registration in Canada.

Grandevo is USDA National Organic Program compliant and OMRI-USA/OMRI-Canada listed.

Venerate

●	Bioinsecticide
●	Crop Protection, Home and Garden, Turf and Ornamentals, Animal Health, Forestry: Targets Insects and Mites
●	Commercially Available Domestically, International Expansion Efforts Underway

Venerate is based on a microbial fermentation of a new bacterial species we isolated using our proprietary discovery process. We have identified compounds produced by the microorganism in Venerate that control a broad range of chewing and sucking insects and mites, as well as flies and plant parasitic nematodes, on contact, which is complementary to the anti-feeding effects of Grandevo. In addition, because we currently sell Venerate in a liquid formulation and Grandevo in a powder formulation, we are seeking to exploit opportunities for market segmentation, including for combinations with liquid fertilizer and for low-volume aerial applications. Venerate was approved by the EPA in February 2014, and we began to sell Venerate in May 2014. Venerate was approved in Mexico and along with Grandevo, is being distributed by AgriStar. As with Grandevo, Venerate has also shown to be effective against Asian citrus psyllid in citrus, and MBI has accordingly applied for a label expansion for Venerate beyond its current uses in tomatoes, peppers, strawberries, cole crops and potatoes.

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

Venerate is USDA National Organic Program compliant and OMRI-USA/OMRI-Canada listed.

Majestene and Zelto

●	Bionematicide
●	Crop Protection, Ornamentals and Turf: Targets Plant Parasitic Nematodes
●	Commercially Available Domestically

Majestene/Zelto is a bionematicide we have developed based on the microorganism used in Venerate. This nematicide is active against a broad range of nematodes, and in field trials it has been as effective as or better than the leading conventional chemical nematicide against soybean cyst, root knot, lesion, stunt, reniform, lance and burrowing nematodes. Crops tested include soybean, corn, cotton, strawberry, turf, tomato, pepper, squash, potato and banana. Usage for Majestene/Zelto as a nematicide was approved by the EPA in connection with its approval of the labels for Venerate in 2014, and a modified label with refined rates, nematode species and crops was approved in October 2015. We have been issued a U.S. patent for use of the bacterial strain in Majestene/Zelto for use as a nematicide. We conducted a targeted placement of Majestene with key, early adopter growers in 2015, with our first sales in January 2016, and launched the Zelto brand for turf and ornamentals in January 2018.

Stargus and Amplitude

●	Biofungicide and Plant Health
●	Crop Protection, Home and Garden, Turf and Ornamentals, Forestry, Row Crops: Targets Plant Disease, Improves Plant Health
●	Commercially available domestically

Stargus/Amplitude is based on microbial fermentations of a newly identified Bacillus strain we isolated using our proprietary screening platform with the “Stargus” brand targeted to most applications and “Amplitude” targeted at row crops. Stargus/Amplitude is a biofungicides, targeting difficult to control plant diseases such as Sclerotinia white molds, gray mold/bunch rot and downy mildews. We have identified different compounds, some of which are novel, produced by the microorganism in Stargus/ Amplitude that control a broad range of plant diseases. We have filed a U.S. patent application covering fungicidal uses and have been issued a U.S. patent on related claims. We received the EPA registration of Stargus/Amplitude in October 2017 and started sales in December 2017 in the Southeast United States and also in Arizona. Several field trials were conducted in Europe in 2014 and the United States in 2013 and 2014 that showed good efficacy against white molds and downy mildews. Trials since that time continue to confirm efficacy against these diseases. We have also completed sufficient field trials in Europe to support uses on potatoes, grapes and sugar beets, and anticipate submitting Stargus/Amplitude to European authorities in 2018. We are producing Stargus/Amplitude with a third party manufacturer. Registrations are pending in California, Mexico and Canada.

Haven

●	Sun Protectant
●	Crops, Turf and Ornamentals: Enhances Crop Yields, Plant Health and Plant Vigor against Sun Stresses
●	Commercially Available Domestically

Haven is a “sun protectant” plant health product that is applied to the leaves of plants to reduce sun stress. In stressful environments, such as intense sunlight or drought, crops lose yield and quality. Haven is based on a technology of naturally-derived, plant-based compounds that we licensed from Kao Corporation for use in the United States. The licensed patents are directed to methods of promoting plant growth and increasing biomass and crop yield. Haven reflects light and heat from leaves, which lowers plant temperatures, resulting in less stress to the crops and higher yields and quality. Field trials in 2014 in the United States and Chile demonstrated a reduction in sun-stressed fruit and an increase in quality characteristics on citrus, apples and grapes, increased yields on walnuts, almonds and wheat, often equal to or better than the commercial standard, and increased turf growth. Unlike competing products, Haven does not leave an undesirable deposit or residue on crops. Field trials in 2016 and 2017 demonstrated increased yields, plant growth and/or quality of almonds, walnuts, apples, corn, tomatoes, blackberries, grapes and citrus. As a biostimulant, Haven did not require EPA registration, but state submissions were made in the first quarter of 2017 and we launched Haven commercially in March 2017. We received California approval in January 2018.

Zequanox

●	Biomolluscicide
●	Water Treatment: Targets Invasive Mussels (In-Pipe and Open Water Habitat Restoration)
●	Commercially Available in United States and Canada
●	USDA “BioPreferred” Program Certified Product

Zequanox addresses the problem of invasive zebra and quagga mussels, which clog pipes, disrupt ecosystems, encrust infrastructure and blanket beaches with razor-sharp shells. These mussels cause approximately $1.0 billion in damage and associated control costs annually in parts of the United States alone. There are limited treatment options available, many of which are time-consuming and costly, or harm aquatic flora and fauna. Zequanox is a biomolluscicide derived from a common microbe found in soil and water bodies, Pseudomonas fluorescens . Zequanox is an environmentally friendly, bio-based pest management product that is designed to kill over 75% of invasive mussels in treated pipe systems without causing collateral ecological damage. In July 2012, we conducted an open water trial in Deep Quarry Lake, Illinois, where the Zequanox treatment killed more than 90% of the tested mussels on the lake bed. This level of control in open water treatments was repeated in 2013. We generated revenues for treating an Oklahoma Gas & Electric facility in 2012 and 2013 and a First Light & Power facility along the Housatonic River in Connecticut in 2014. In addition, Zequanox was used by the Minnesota Department of Natural Resources and the Minnehaha Creek Watershed District’s Aquatic Invasive Species Program in 2014 to treat an infestation of these invasive mussels in Christmas Lake, resulting in 100% control of the mussels in the tested area. Zequanox is approved in Canada and is the only product EPA-approved for open water application in the United States other than copper, which is rarely used due to its negative environmental effects. In 2017, we successfully treated a power plant in Illinois with periodic low dose applications that generated gross profit.

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

We entered into a license agreement with The University of the State of New York pursuant to which we were granted an exclusive license under the University’s rights relating to the bacterial strain used in our Zequanox product line while the product’s natural product chemistry was still under investigation. Since then, we have developed dry powder formulations, significantly improved the fermentation process for higher cell yield, allowing us to increase manufacturing scale, and filed patent applications relating to natural product compounds in the Zequanox cells we have identified and product formulations we have developed. In addition, we received $1.1 million in grants from the National Science Foundation for work needed to commercialize the bacterial strain in Zequanox, which is currently being marketed and sold directly to U.S. power and industrial companies. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals.

Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale and ramp revenues. However, we recently signed a distribution agreement with a large water treatment company, Solenis LLC (“Solenis”), to further expand Zequanox commercially for in-pipe treatments. In addition, we continue to work with state, federal and bi-national partners via the Great Lakes Commission’s Invasive Mussel Collaborative and the EPA’s Great Lakes Restoration Initiative (“GLRI”) to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool as zebra and quagga mussels selectively feed on beneficial algae while rejecting toxic blue-green algae. In 2016, the GLRI awarded a grant of more than $600,000 to support a 2017 large-scale, open water evaluation of Zequanox in Michigan. This “Tip of the Mitt” project is being jointly administered by the U.S. Geological Survey and state and local government agencies in Michigan, with MBI serving as a technical collaborator and provider of Zequanox.

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

Under Development

MBI-601(Ennoble)

●	Biofumigant
●	Crop Protection, Home, Industrial: Targets Plant Disease, Nematodes and Insects
●	Under Development

MBI-601 is a biofumigant based on a novel and proprietary genus of fungus, Muscodor, which was discovered by a professor at Montana State University. We obtained a co-exclusive license for several strains and species of this fungus, which produces a suite of gaseous natural product compounds that have been shown to control certain species of harmful fungi (e.g., Fusarium, Verticillium and Sclerotinia) and bacteria that cause plant diseases and to control nematodes and some insect species.

We believe that MBI-601 may be used for agricultural and industrial applications, including post-harvest control of fruit and flower decay and pre-planting control of plant diseases and nematodes as a viable alternative to methyl bromide and other chemical fumigants, which are subject to significant regulatory restrictions and for which few effective, non-toxic alternatives are available. We submitted MBI-601 to the EPA in April 2014 and received approval in November 2016. Approval is pending in California. In 2014, we obtained a license to an artificial mixture of the gaseous compounds produced by the Muscodor fungus, which extends the potential uses of this technology by enabling development of products at a potentially lower cost and better shelf stability than versions using the living fungus. 2017 field trials on strawberry, celery and lettuce were successful, showing efficacy as good as or better than commercial standards such as Piclor, a chemical fumigant. We are currently conducting additional field additional trials and demos in selected crops where we see the best initial fit for launch.

MBI-014

●	Bioherbicide
●	Crop Protection, Home and Garden, Turf: Targets Weeds
●	Under Development

MBI-014 (formerly referred to as MBI-010) is based on the same species of bacteria used to produce Venerate and Majestene/Zelto, which we isolated using a proprietary discovery process that identifies herbicides that inhibit a certain plant enzyme. MBI-014 produces several herbicidal compounds, some of which are novel, that are rapidly taken up by germinating seeds and by the roots of seedling and mature weeds. MBI-014 has demonstrated effectiveness against a range of weeds, including weeds resistant to leading conventional chemical herbicides, either after or before the weeds’ emergence. MBI-014 has also demonstrated a novel mode of action (inhibiting histone deacetylase enzymes and disrupting the splicing of at least two genes involved in RNA transcription), and some of its active compounds are transmitted systemically through the vascular structure of weeds. These compounds were found by our USDA collaborators to be orders of magnitude more active per acre than glyphosate, glufosinate and several other chemical herbicide chemistries. We have filed a patent application with respect to the MBI-014 formulation uses and its associated natural product compounds as an herbicide. We also received an issued U.S. patent on the process we used to discover MBI-014 and certain other bioherbicides. In 2016, we confirmed that MBI-014 can enhance glyphosate (the active ingredient in Monsanto Company’s widely-distributed herbicide, Roundup), providing better control than glyphosate alone on glyphosate-resistant palmer pigweed. Due to the biodegradability of the herbicidal compounds, our formulation group needed to develop new formulations that stabilized these compounds in order to develop a product that can be competitive in the marketplace. The new formulations and new manufacturing processes to provide better yields and efficacy required us to perform additional toxicology, which is currently in its final stages. As a result, our submission of MBI-014 to the EPA has been delayed and we are currently targeting submission for the first half of 2018.

Other Products and Candidates

In addition to the above, pursuant to an agreement with Isagro USA, we distribute Bio-Tam 2.0, a biofungicide for soil-borne disease control and grapevine disease control that complements our existing products, particularly Regalia. Bio-Tam 2.0 recently gained EPA registration for grapevine trunk diseases caused by Eutypa, Botyrosphaeria (Esca), Phomopsis and other fungi, which are responsible for significant economic losses to the wine and grape industry worldwide, including the Western United States, and for which there are few registered conventional chemical pesticides. We also distribute Jet-Ag by Jet Harvest Solutions in most regions of the United States. Jet-Ag is a sanitizer and biochemical fungicide that works on contact against numerous fungal and bacterial plant pathogens.

We have also developed patented technology relating to a number of other product candidates, including MBI-304, a bionematicide product candidate based on the microorganism used in Grandevo; MBI-011 and MBI-005, bioherbicides that have received EPA approval; and MBI-302, a bionematicide with an EPA registration package that is nearly complete. We are also developing Stargus/Amplitude in combination with Regalia and a pre-mixture combination of reduced risk fungicides with Regalia. We are seeking collaborations with third parties to develop and commercialize some of these and other promising early-stage candidates, but as resources permit, we may choose to move some of these product candidates forward internally.

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

Our discovery and development process is illustrated in the following diagram:

Discovery

We have found over 25 candidates for commercial development from our proprietary discovery process, including Venerate, a new bacterial species and bioinsecticide, MBI-011, a burndown bioherbicide, MBI-014, a systemic bioherbicide, MBI-302 and MBI-303, bionematicides, MBI-110, a biofungicide, as well as several bioalgaecides, additional biofungicides, bioherbicides, bionematicides and plant growth enhancers. Key aspects of our discovery process include:

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

Genetic identification and genomics. After confirming pesticidal activity during our primary screen, we perform the initial genetic identification of the microorganisms. Further characterization of the genome of our early stage candidates is contracted with one of several genome sequencing service companies. This characterization allows us to determine novelty compared to discoveries from others, the relatedness to human or animal pathogens, genes for compounds that are not expressed in fermentation or detected by our chemists, potential effects of our products on target crops and information about the possible mode of action on the target pest, which helps us better inform our customers hour our products work. We also file additional patent applications based on the results of these genetic identification processes.

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

Field testing. We conduct numerous field trials for each product candidate that we develop. These field trials are conducted in small plots on commercial farms or research stations by our own field development specialists as well as private and public researchers to determine large-scale effectiveness, use rates, spray timing and crop safety. We conduct crop protection product field trials globally in both hemispheres to accelerate the results of our field trials and provide alternate season learning opportunities. As the crop protection product candidate nears commercialization, we conduct demonstration trials on the farm. These trials are conducted with distributors, crop consultants, influential growers and food processors on larger acreages. For Zequanox, we worked with large power and industrial customers both in the United States and Canada to obtain field trial data to help with product commercialization efforts and to obtain efficacy data.

Sales, Marketing and Distribution

In the United States, we sell our products through our own internal sales force, which consists of eight employees focused on managing distributor relationships and creating grower demand for our products. In addition, a dedicated team of three employees provide technical service support to both our customers and sales representatives on the use of our products in IPM programs, both for conventional growers as well as for an expanding number of organic growers. Our sales force covers all major regions in the United States, including California and the Pacific Northwest, the Southeast, the Northeast, the Mid-Atlantic and the Great Lakes regions, with an emphasis on high-value specialty crops (fruits, nuts and vegetables). We currently sell our crop protection product lines, Regalia, Grandevo, Venerate and Majestene/Zelto, through leading agricultural distributors, such as Crop Production Services, Helena Chemical and Aligned Ag Distributors. These are the same distribution partners that most major agrichemical companies use for delivering solutions to growers across the country. We use Albaugh for distribution of Venerate XC for the seed treatment market in the United States and Canada. In 2016, we signed an exclusive distribution agreement with Koch Agronomic Services to distribute Regalia Rx in the United States and Canada. After January 2018, this agreement becomes nonexclusive. For our water treatment product line, Zequanox, we have signed an exclusive distribution agreement with Solenis for in-pipe uses. Zequanox is also currently being marketed and sold directly to a selected group of U.S. power and industrial companies. We will continue to work with federal, state and regional agencies for open water use of Zequanox and at some point may consider working with private, commercial companies.

With respect to sales outside of the United States, we have exclusive legacy international distribution agreements for Regalia with major international distributors such as FMC (for certain markets in Latin America) and Syngenta (for specialty crop markets in Europe). Our current strategy is to work with regional distributors and distributors in key countries who have brand recognition and established customer bases and who can effectively conduct field trials and grower demonstrations with biopesticides and lead or assist in regulatory processes and market development. As such, we have signed a number of distribution agreements: Agristar (for Grandevo and Venerate in Mexico), Nufarm (for Grandevo for certain markets in New Zealand and Australia), Joacanima (for Regalia, Grandevo, Venerate and Majestene in the Philippines), Elephant Vert and Kenya Biologics for Regalia, Venerate, Grandevo and Majestene in certain parts of Africa), and Disagro (a Regalia brand for certain countries in Central America).

We have also recently entered into an agreement with Isagro USA with respect to distribution of their Bio-Tam 2.0 product line in California, Oregon, Washington and Arizona, and we distribute Jet-Ag by Jet Harvest Solutions in most regions of the United States. We believe we can leverage our existing sales, marketing and distribution network to bring in additional revenues from sales of these products, while enhancing our overall product portfolio.

We derived approximately 87%, 89% and 96% of our total revenues from Regalia, Grandevo and Venerate for the years ended December 31, 2017, 2016, and 2015, respectively. In addition, we currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. For the year ended December 31, 2017, our top two distributors accounted for 33% of our total revenues.

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

Develop and leverage relationships with key industry influencers. We will continue to develop relationships early in the product development process with influential members within our target markets, including large innovative growers, technical experts at leading agricultural universities, licensed pest control advisors, wineries, food processors, produce packers, retailers and power facilities. We believe that educating industry influencers about the benefits of Regalia, Grandevo, Venerate, Majestene/Zelto, Haven, Stargus/Amplitude, and Zequanox and our future products increases the likelihood that they will recommend our products to our distributors and end users.

Focus our own sales and marketing on the United States, while signing strategic agreements for international markets, turf, ornamental plants and consumer retail. Because of the concentration of large growers in the United States, we can access these customers through our own sales force. For international markets for Zequanox, we have signed an exclusive distribution agreement with Solenis or in-pipe applications. For Regalia, Grandevo, Venerate and Majestene/Zelto, we have distribution agreements with leading agrichemical companies and national and regional distributors. For future products, distribution agreements will be developed with regional and national distributors or large multinationals on a case-by-case basis, depending on their expertise in the regions. We have engaged distributors that are selling Regalia in Canada for specialty crops and in parts of the Midwestern United States and Canada for row crops and Venerate in the United States one of our nematicide/insecticides for seed treatment. For the fast growing Cannabis market, we have set up two specialty distributors and expect to add more. We also are in discussions with consumer home and garden companies to distribute our products.

Manufacturing

Our manufacturing processes are developed in-house at our Davis, California research and development facilities and transferred to Bangor, Michigan facility, which was formerly used as a biodiesel plant prior to our acquisition in July 2012. Biopesticide formulation, microbial fermentation and product packaging are among the facility’s core competencies. We believe in-house manufacturing enhances control and flexibility in production while lowering manufacturing costs over time to achieve desired margins, in addition to strengthening intellectual property security. The facility has significant room for expansion to install larger drying capacity and larger fermenters to accommodate production of multiple products at higher volumes. In 2017, we added a granulation line for Grandevo WDG and purchased a packaging line, which we have not yet received.

We now ferment our Grandevo and Zequanox products in our manufacturing facility, but use a third-party contractor for formulating them into spray-dried powders. The facility also accommodates full-scale production of Regalia. While we have the ability to produce the majority of our products using our own manufacturing capacity, we currently exclusively use third parties to manufacture Venerate and Majestene/Zelto as a result of regulatory requirements that would require additional capital investment to produce these products in-house. With necessary permitting now in place, we are currently working to commence manufacturing Venerate and Majestene/Zelto at the MMM plant using existing capacity. Stargus/Amplitude is also made at a third party vendor because the Bacillus bacteria produce spores that are hard to eliminate and could contaminate our Grandevo and Venerate fermentations. Therefore, we intend to have fermentation of Bacillus at our plant in the future, but in a separate building from our other products.

We anticipate ramping up production volumes as we expand the facility in the future. We expect to continue to utilize third-party manufactures in North America and the EU for supplemental production capacity to meet excess seasonal demand. As needed, we will also use our own facility or third parties to package and label products. We currently engage toll manufacturers to produce Haven (launched in March 2017), MBI-601 (for field and demos trials) and Stargus/Amplitude (first sales in December 2017). The active ingredient in our Regalia product line is derived from the giant knotweed plant, which we obtain from China. We have scaled production of Regalia using a single supplier to acquire raw knotweed from numerous regional sources and perform an extraction process on this plant and create a dried extract that is shipped to our manufacturing plant for production and packaging. We do not maintain a long-term supply contract with this supplier. While there can be no assurance that we will continue to be able to obtain dried giant knotweed plant extract from our supplier in China at a competitive price point, we estimate that our current supply of the ingredient will be sufficient to manufacture product to meet the next 6 months’ demand. Should we elect or be required to do so, we do not believe that we would have substantial difficulty in finding an alternative supplier as we have identified and received quality knotweed from a number of new possible suppliers, although there can be no assurance that we will continue to be able to obtain dried extract from China at a competitive price point.

Research and Development

As of December 31, 2017, we had 39 full-time equivalent employees dedicated to research and development and patent related activities, 11 of whom hold Ph.D. degrees, plus 4 field development personnel who focus on technical support and demonstration and research field trials. Our research and development team has technical expertise in microbiology, molecular biology, natural product and analytical chemistry, biochemistry, fermentation, entomology, nematology, weed science, plant physiology, plant pathology and aquatic sciences. Our research and development activities include discovery, product development, product support, regulatory, patent and field trial activities, which are principally conducted at our Davis, California facility as well as by our field development specialists on crops and mussel-infested facilities in their respective regions. We have reduced the size of our research and development staff compared to prior periods as part of our measures to streamline business operations, but we have made, and will continue to make, substantial investments in research and development. Our research and development expenses, including patent expenses, were $10.8 million, $9.7 million and $13.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intellectual Property Rights

We rely on patents and other proprietary right protections, including trade secrets and proprietary know-how, to preserve our competitive position. As of December 31, 2017, we had 36 issued U.S. patents and 235 issued foreign patents (of which 3 U.S. patents and 44 foreign patents were in-licensed), 29 pending U.S. provisional and non-provisional patent applications (of which 1 was in-licensed), and 112 pending foreign patent applications (of which 4 were in-licensed) relating to microorganisms and natural product compounds, uses and related technologies. As of December 31, 2017, we had received 17 U.S. trademark registrations and had 14 trademark applications pending in the United States. As of December 31, 2017, we also had received 93 trademark registrations and had 60 trademark applications pending in various other countries.

When we find a microbial product in our screen that kills or inhibits one or more pests or pathogens in at least three replicated tests and identify the microorganism and its associated chemistry, we file a patent application claiming any one or more of the following:

●	the microorganism, its DNA products, as well as mutations and other derivatives;
●	the use of the microorganism for pest management;
●	novel natural product compounds, their analogs and unique mixtures of compounds produced by the microorganism;
●	the new use of known natural product compounds for pest management;
●	formulations of the microorganism or compounds; and
●	synergistic mixtures of the microorganism or compounds with conventional chemical or other pesticides.

One of our commercially available products and certain of our lead product candidates are based on microbes we have identified using our proprietary discovery process, including Venerate, Majestene/Zelto and MBI-014, which are based on a Burkholderia bacterium, with respect to which we have 19 issued patents and 34 pending patent applications (both U.S. and foreign), and MBI-110 and MBI-507, which are based on a Bacillus strain, with respect to which we have 3 issued patents and 10 pending patent applications (both U.S. and foreign).

We have also entered into in-license and research and development agreements with respect to the use and commercialization of Regalia, Grandevo, Haven and Zequanox, as well as certain products under development, including MBI-601. Under the licensing arrangements for our commercially available products, we are obligated to pay royalty fees between 2% and 5% of net sales of these products, subject in certain cases to aggregate dollar caps. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. For Regalia, the licensed patent was related to a method of extraction of knotweed. The patents we acquired or in-licensed for Regalia and Zequanox expired in 2017, but we have filed separate patent applications with respect to both product lines and have been issued four U.S. patents with respect to Regalia and three for Zequanox. In addition, the in-licensed U.S. patent for Grandevo is expected to expire in or around 2024, but there is a pending patent application relating to Grandevo that could expire later than 2024, if issued, and we have also filed separate patent applications for Grandevo of which five have been issued on a novel compound and uses for nematodes, corn rootworm and a variety of insects.

While third parties thereafter may develop products using the technology under the expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business. Certain additional information regarding the intellectual property associated with commercially available products based in part on in-licensed technology follows:

●	Regalia. We entered into an exclusive license agreement with a company co-founded by Dr. Hans von Amsberg, a former employee of German chemical producer BASF, in May 2007 for U.S. and limited international use of a U.S. patent and technology used in our Regalia product line. Two U.S. patents have been issued on the synergistic combinations with biopesticides and conventional chemical pesticides, one patent has been issued on the new uses for soil and roots, and one patent has been issued on the new formulations of Regalia. The European Patent Office (EPO) has granted claims relating to the use of Reynoutria sachalinensis as either a plant or seed growth promoter.

●	Grandevo. We entered into a co-exclusive license agreement with the USDA in November 2007 for the use in the United States of a U.S.-issued patent and a U.S. patent application relating to the Chromobacterium subtsugae bacteria used in our Grandevo product line. We have filed patent applications on the compounds produced in the bacterial cells, gene sequences and new uses for the Chromobacterium subtsugae bacteria, and for new uses and new formulations of our Grandevo product line. Five U.S. patents have been issued on a novel compound produced by the bacteria for uses on a variety of insects, use for corn rootworm populations and for nematode control. The USDA informed us that we are the only current licensee for the patent with respect to the Chromobacterium subtsugae bacteria.

●	Zequanox. We entered into a license agreement with The University of the State of New York in December 2009 pursuant to which we were granted an exclusive license under the University’s rights for the worldwide use of a U.S.-issued patent and a Canadian-issued patent relating to the Pseudomonas fluorescens bacteria used in our Zequanox product line. Four U.S. patents have been issued on the natural, mussel-killing compounds in the bacteria, and we have filed patent applications relating to various Zequanox active ingredients.

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

Regalia. The EPA granted approval for the Regalia SC formulation in August 2008, for the Regalia 5% (“Regalia”) formulation in May 2009, for the Regalia 20% (“Regalia Maxx”) formulation in January 2010 and for a “ready to use” consumer formulation in January 2010. In January 2016, we launched a new formulation of Regalia that no longer contains hexanol, which is difficult to source and is likely to experience future regulatory restrictions. This new formulation of Regalia disperses better in water and is easier to mix and rinse from containers and spray equipment. Regalia is currently registered in all U.S. states and Puerto Rico. We have also registered Regalia Maxx in Brazil, Mexico, Canada, Chile, South Africa, Ecuador, Turkey, Panama, El Salvador, Guatemala, Honduras, Peru, the Dominican Republic, Morocco and Tunisia.

In November 2011, we submitted an Annex 1 registration dossier to the EU. Our Regalia registration package completed initial review by regulatory authorities in the UK, which was serving as lead for completing the Annex 1 (active substance) listing of Regalia for the EU. Because the UK has indicated its intention to leave the EU, we have withdrawn the Regalia dossier and will resubmit it using the Netherlands as the lead (rapporteur) country to continue the EU process. The EU regulatory process remains unpredictable and slow, but recent EU decisions on guidance for botanical pesticides and a proposed new process for biopesticide approvals in recent months indicate that the EU may become more invested in expediting the approvals of reduced risk biopesticides. Regalia Maxx would be marketed as “Sakalia” by Syngenta throughout Europe and certain parts of the Middle East and Africa.

In 2016, we successfully completed regulatory field trials China, with good results on the targeted crops of grapes, strawberries, cucurbits and tomatoes. A required second season of repeated field trials were conducted successfully in 2017, and we anticipate submitting Regalia 5% for regulatory review in China in 2018. Similarly, regulatory field trial efforts to support product approvals are underway with our distribution partners in South Africa, Kenya, the Philippines and Vietnam. We continue to discuss additional distribution partnerships with other countries in Asia, Africa and the Middle East.

Grandevo. In August 2011 and May 2012, the EPA granted approval for the Grandevo insecticide “technical grade active ingredient” and a wettable powder formulation, respectively. The wettable powder formulation is registered in all 50 states as well as Puerto Rico and the District of Columbia. In May 2013, we received EPA approval for a revised label reflecting Grandevo’s safety for bees. In addition, in 2016, we received approval for registration dossier for Grandevo in Mexico. We conducted field trials for Grandevo in Brazil, the Philippines, Vietnam, Australia, New Zealand, South Africa and certain West African countries, allowing us to prepare the dossiers for submission in those countries. We submitted dossiers for Grandevo registration in Europe and Canada in 2015, with the Netherlands recently finding the Grandevo dossier meeting “completeness check” requirements in July 2015 and officially starting the dossier review for the EU. We conducted several successful field trials in Brazil on a variety of insect pests, thus allowing us to submit the dossier to regulatory authorities.

Venerate. In February 2014, the EPA granted approval for Venerate. Venerate is currently registered in 48 states and Puerto Rico, with registration pending in Hawaii. Seed treatment uses are approved and sold under Albaugh’s BIOST brand. In 2014, we submitted Venerate registration dossiers in Canada and Mexico, receiving approval in Mexico in 2016. We conducted field trials for Venerate in Brazil, the Philippines, Vietnam, New Zealand, South Africa, and certain West African countries, allowing us to prepare the dossiers for submission in those countries. Several key regulatory efficacy trials to support Venerate Annex 1 listing in Europe have been completed and ongoing work, including additional toxicology studies we expect will be required will enable us to submit a dossier for Venerate in 2018. We have conducted field trials in Brazil on a variety of insect pests and will consider submitting the dossier to regulatory authorities in 2018.

Majestene/Zelto. In October 2015, the EPA granted product registration for Majestene. Majestene/Zelto is currently registered in more than 25 states, including key states of California, New York, Florida, Georgia, South Carolina, North Carolina, Wisconsin, Idaho, Washington and Oregon. With additional efficacy trial data generated in 2016, we submitted an expanded crop label to states in 2017. We are conducting field trials to expand the crops uses in California to fruit trees and vines.

Stargus/Amplitude. In October of 2017, the EPA granted approval for Stargus and Amplitude. They are registered in our priority six states with many more, including California and New York pending. Stargus and Amplitude are also pending in Canada and Mexico. We are working on developing the dossier for EU submission as we have already conducted several efficacy trials that can be used for the dossier.

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

The pest management market is very competitive and is dominated by multinational chemical and life sciences companies such as Arysta, BASF, Bayer, DowDuPont, FMC, Monsanto (being acquired by Bayer), Sumitomo Chemical and Syngenta (acquired by ChemChina). Universities, research institutes and government agencies may also conduct research, seek patent protection and, through collaborations, develop competitive pest management products. Other companies, including bio-specialized biopesticide businesses such as AgraQuest (now a part of Bayer), Certis USA (now a part of Mitsui), Novozymes (in a joint venture with Monsanto) and Valent Biosciences (now a part of Sumitomo) may prove to be significant competitors in the bio-based pest management and plant health market. In addition, we could face competition in the future from new, well-financed start-up companies such as AgBiome and Indigo.

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

Employees

As of December 31, 2017, we had 103 full-time equivalent employees, of whom 11 hold Ph.D. degrees. Approximately 39 employees are engaged in research and development and patent related activities, 16 in sales and marketing (including 3 sales and field development personnel who focus on technical support and demonstration and research field trials), 31 in operations, including manufacturing, supply chain and quality assurance, and 17 in management, accounting/finance and administration. None of our employees are represented by a labor union.

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

We are an early stage company with a limited number of commercialized products. We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. As of December 31, 2017 and 2016, we had an accumulated deficit of $265.6 million and $234.6 million, respectively. For the years ended December 31, 2017, 2016 and 2015, we had a net loss attributable to common stockholders of $30.9 million, $31.1 million and $43.7 million, respectively. As a result, we will need to generate significant revenues to achieve and maintain profitability, and we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through December 31, 2017, we have derived substantially all of our revenues from sales of Regalia, Grandevo and Venerate. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, such as Zequanox, Venerate, Haven, and Stargus/Amplitude as well as our ability to increase sales of Regalia, Grandevo and Majestene/Zelto, to introduce new products. An investor in our stock should consider the challenges, expenses and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of our crop protection and plant health products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of our crop protection and plant health products and other product candidates. We expect to incur additional losses for the foreseeable future, including at least the next several years, and may never become profitable.

There is uncertainty about our ability to continue as a going concern.

Our historical operating results and negative working capital as of December 31, 2017 indicate substantial doubt exists related to our ability to continue as a going concern. However, we believe that our existing cash and cash equivalents of $0.8 million at December 31, 2017, expected revenues, the net proceeds from equity financing and reduction in interest expense from debt conversion transactions during the first quarter of 2018 (as discussed in Note 17 to our financial statements included in this Annual Report), expected future debt or equity financings, and cost management as well as cost reductions will be sufficient to fund operations as currently planned for at least the next twelve months. We also anticipate securing additional sources of financing through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic activities. However, we cannot predict, with certainty, the outcome of its actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to us or at all. Further, we may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We have based our beliefs on assumptions and estimates that may prove to be wrong, and we could spend its available financial resources less or more rapidly than currently expected. The actions discussed above cannot be considered probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs for 12 months from the issuance of the financial statements. If we become unable to continue as a going concern, we may have to liquidate our assets, and stockholders may lose all or part of their investment in our common stock.

We expect to require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We expect to continue to incur significant losses until we are able to significantly increase our revenue. Accordingly, we expect to need significant additional financing to maintain and expand our business, as well as to meet the financial covenants of and pay the principal and interest under our debt agreements, under which approximately $17.6 million  of principal remained outstanding as of February 28, 2018 after completion of the February 2018 Financing Transactions. We intend to seek additional funds from public or private equity offerings, debt financings, strategic collaborations involving up-front cash payments or other means. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be significantly dilutive to stockholders or, in some cases, require us to seek shareholder approval for the financing, and debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, our existing loan agreements contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment if we incur additional indebtedness and liens and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the debt agreements, which could require us to pay additional prepayment penalties. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

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

Our future success will depend on our ability to significantly increase sales from the bio-based pest management products we have commercialized, both domestically and abroad. Our initial sales of our primary formulation of Regalia and our initial formulation of Grandevo occurred in the fourth quarter of 2009 and the fourth quarter of 2011, respectively. We began selling Zequanox in the second half of 2012, Venerate in May 2014, Majestene in December 2015, Haven in March 2017 and Stargus/Amplitude in December 2017. However, while we have invested considerable resources in the launch of our products, various factors have impeded higher growth in sales of these products.

For example, we believe adverse conditions in the U.S. agricultural industry, including low commodity prices, may have reduced demand for our products. Further delays in regulatory approvals of certain of our products in Europe and other jurisdictions may slow international growth, and any delay in a product launch that causes us to miss a growing season may require us to wait a year to enter that market. The extended drought in California and other markets has reduced demand for our products as fewer acres are planted, changes in weather patterns in Florida resulted in a shortened bloom cycle for the citrus market and few pesticide and plant health products being used, and certain of our strategic collaborations have not resulted in significant increases in sales of Regalia in row crops and outside of the Unites States. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale, and our collaboration efforts with regard to this product may not result in increased sales. In addition, the departures of our former chief operating officer and significant members of our sales staff in the third quarter of 2014 and subsequent turnover in our sales and marketing department disrupted the 2014 launch of Venerate as well as growth in sales of our other commercialized products, including Regalia and Grandevo. Further, we believe that following the announcement of the matters relating to our restatement, some customers and potential customers were concerned about our reported investigation efforts, and therefore, were reluctant to do business with us until after we had reached a settlement with the SEC. We also believe that prior to the February 2018 Financing Transactions, concerns regarding our ability to continue operations has impacted our ability to grow sales to customers more robustly and has caused employee turnover, particularly in our sales team

Lower than expected sales growth may result in an increase in write-offs and inventory obsolescence if we are not be able to use raw materials or sell finished goods before they expire, and may result in higher proportional operating expense levels, increases in our cost of product revenues and decreases in product margins as we are unable to manufacture products as efficiently at low volumes and underutilization of our Bangor, Michigan manufacturing facility results in increased relative overhead and operating costs in addition to decreased allocation of depreciation and other costs to production and inventory. If we are unable to establish a successful sales and marketing infrastructure internally and increase sales of our commercialized products, our financial results will be adversely affected, our available cash and ability to raise additional capital will decrease and our business may fail.

We have limited experience in marketing and selling our products and will need to expand our sales and marketing infrastructure.

We currently have limited sales and marketing experience and capabilities. As of December 31, 2017, we employed 16 full-time equivalent sales and marketing personnel, 5 of whom focus on technical support and demonstration and conducting field trials and 3 of which focus on marketing. Some of these sales personnel were hired following the departures in the third quarter of 2014 of our former chief operating officer, who led our sales and marketing teams, and significant members of our sales staff. In addition, we believe that prior to the February 2018 Financing Transactions, concerns about our ability to continue operations led to some turnover of our sales and marketing team, which we believe impacted our sales during that quarter and could impact our sales in the near-term. New personnel require significant training to attain a high level of technical expertise and knowledge regarding the capabilities of our bio-based products compared with conventional chemical pest management products and techniques in order to educate growers and independent distributors on the uses and benefits of our products. We will need to further develop our sales and marketing capabilities and find partners in order to successfully increase sales of our commercially available products and to commercialize other products we are developing, which may involve substantial costs. There can be no assurance that our field development specialists and other members of our sales and marketing team will successfully compete against the sales and marketing teams of our current and future competitors, many of which may have more established relationships with distributors and growers. Our inability to recruit, train and retain sales and marketing personnel, or their inability to effectively market and sell the products we are developing, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

If we are unable to maintain and further establish successful relations with the third-party distributors that are our principal customers, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, sales of our products will be adversely affected.

In the United States, we rely on independent distributors of agrichemicals to distribute and assist us with the marketing and sale of Regalia, Grandevo, Venerate, Majestene/Zelto, Haven, Stargus/Amplitude and other products we are developing. We also are leveraging these relationships to sell Bio-Tam 2.0 in California, Oregon, Washington and Arizona and Jet-Ag in most U.S. regions. These distributors are our principal customers, and revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. However, there can be no assurance that our distributors will be successful in selling our products to end users, or will focus adequate resources on selling them, and they may not continue to purchase or market our products for a number of reasons.

For example, many distributors lack experience in marketing bio-based pest management and plant health products, which generally must be used differently than conventional chemical pesticides. Distributors may not continue to market our products if they receive negative feedback from end users and key influencers (pest control advisors and university researchers), or if we believe our products are being blamed for damage to treated plants caused by other pesticides with which our products have been combined (whether properly or improperly). In addition, many of our distributors are in the business of distributing and manufacturing other, possibly competing, pest management and plant health products, including internally developed and commercialized bio-based products as well as bio-based products developed by larger agrichemical companies that negotiate to “bundle” such specialty products with other high demand products. As a result, our distributors may earn higher margins by selling competing products or combinations of competing products. Our Audit Committee investigation, financial restatement and SEC investigation imposed additional work on our distributors, which was perceived negatively in some cases. If we are unable to establish or maintain successful relationships with independent distributors, we need to further develop our own sales and demand creation capabilities, which would be expensive and time-consuming, and the success of which would be uncertain.

The product candidates we select for development and commercialization may fail to generate significant revenues, and we may not be able to successfully enter into strategic collaborations with respect to our other product candidates.

Our internal development efforts are limited to two product candidates: MBI-014, a bioherbicide that is based on the same microorganism in Venerate and Majestene/Zelto, which we plan to submit to the EPA in 2018; and MBI-601, a biopesticide that produces gaseous natural compounds that functions as a “biofumigant,” which received EPA approval in November 2016. We are now focusing on MBI-014 submission and reducing the manufacturing cost of MBI-601. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources.

Successful development of product candidates will require significant additional investment, including costs associated with research and development, completing field trials and obtaining regulatory approval, as well as the ability to manufacture our products in large quantities at acceptable costs while also preserving high product quality. Difficulties often encountered in scaling up production include problems involving production yields, quality control and assurance, shortage of qualified personnel, production costs and process controls. In addition, we are subject to inherent risks associated with new products and technologies. These risks include the possibility that any product candidate may:

●	be found unsafe;
●	be ineffective or less effective than anticipated;
●	fail to receive or take longer to receive necessary regulatory approvals;
●	be difficult to competitively price relative to alternative pest management solutions;
●	be harmful to consumers, growers, farm workers or the environment;
●	be harmful to crops when used in connection with conventional chemical pesticides;
●	be difficult or impossible to manufacture on an economically viable scale;
●	be subject to supply chain constraints for raw materials;
●	fail to be developed and accepted by the market prior to the successful marketing of similar products by competitors;
●	be impossible to market because it infringes on the proprietary rights of third parties; or
●	be too expensive for commercial use.

Our decisions regarding which product candidates to pursue may cause us to fail to capitalize on product candidates that could have given rise to viable commercial products and profitable market opportunities. In addition, we may not be successful in entering into new arrangements with third parties, on favorable terms or at all, with respect to product candidates we do not pursue internally.

Adverse weather conditions, climate change and other natural conditions can reduce acreage planted or incidence of crop disease or pest infestations, which can adversely affect our results of operations.

Production of the crops on which our products are typically applied is vulnerable to extreme weather conditions such as heavy rains, hurricanes, hail, tornadoes, freezing conditions, drought, fires and floods. Weather conditions can be impacted by climate change resulting from global warming, including changes in precipitation patterns and the increased frequency of extreme weather events, or other factors. Unfavorable weather conditions can reduce both acreage planted and incidence (or timing) of certain crop diseases or pest infestations, each of which may reduce demand for our products. For example, since 2012, global warming has led all or parts of the United States to experience abnormally low rainfall or drought relative to historical periods, reducing the incidence of fungal diseases such as mildews and the demand for fungicides such as Regalia. These conditions have persisted or worsened particularly in California and the Pacific Northwest, resulting in continued reductions in acreage planted throughout those regions. Shortened bloom cycles relating to changes in weather patterns also could reduce the amount of pesticides and plant health products used during a growing season. For example, in 2014, the Florida citrus market experienced a shortened bloom cycle as a result of changes in weather patterns, which negatively affected our sales of Grandevo in the Florida market. Climate change has also led to increasingly powerful hurricanes, which disrupt agriculture and significantly affected sales of crop protection products to Florida and Puerto Rico in the third and fourth quarters of 2017.

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

The field testing, manufacture, sale and use of pest management products, including Regalia, Grandevo, Zequanox, Venerate, Majestene/Zelto, Stargus/Amplitude and other products we are developing, are extensively regulated by the EPA and state, local and foreign governmental authorities. These regulations substantially increase the time and cost associated with bringing our products to market. If we do not receive the necessary governmental approvals to test, manufacture and market our products, or if regulatory authorities revoke our approvals, do not grant approvals in a timely manner or grant approvals subject to restrictions on their use, we may be unable to sell our products in the United States or other jurisdictions, which could result in a reduction in our future revenues.

We have received approval from the EPA for the active ingredients and certain end product formulations for Regalia, Grandevo, Zequanox, Venerate, Majestene/Zelto, Stargus/Amplitude, MBI-601, MBI-005 and MBI-011. As we introduce new formulations of and applications for our products, we need to seek EPA approval prior to commercial sale. For any such approval, the EPA may require us to fulfill certain conditions within a specified period of time following initial approval. We are also required to obtain regulatory approval from other state and foreign regulatory authorities before we market our products in their jurisdictions, some of which have taken, and may take, longer than anticipated.

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

Many entities are engaged in developing pest management and plant health products. Our competitors include major multinational agrichemical companies such as Arysta, BASF, Bayer, DowDuPont, FMC, Monsanto, Sumitomo Chemical and Syngenta, some of which have developed bio-based products for our target markets, as well as specialized bio-based pesticide and plant health businesses such as AgraQuest (now a part of Bayer), Certis USA (now a part of Mitsui), Novozymes (in a joint venture with Monsanto) and Valent Biosciences (now a part of Sumitomo). Many of these organizations have longer operating histories, significantly greater resources, greater brand recognition and a larger base of customers than we do. As a result, they may be able to devote greater resources to the manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities. Further, many of the large agrichemical companies have a more diversified product offering than we do, which may give these companies an advantage in meeting customers’ needs by enabling them to offer a broader range of pest management and plant health solutions. In addition, we could face competition in the future from new, well-financed start-up companies such as AgBiome and Indigo.

Our product sales are subject to weather conditions and other factors beyond our control, which may cause our operating results to fluctuate significantly quarterly and annually.

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively short history of sales, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations and products and our recognition of revenue on both a “sell-in” and “sell-through” basis, depending on the transaction, and the impact of weather and climate change. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products.

Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications, and Florida and Puerto Rico hurricanes destroyed crops. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

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

We depend heavily on the principal members of our management, particularly Pamela G. Marrone, Ph.D., our founder and Chief Executive Officer, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. Although we maintain and are the beneficiary of $10.0 million in key person life insurance policies for the life of Dr. Marrone, we do not believe the proceeds would be adequate to compensate us for her loss.

We have a lean staff, and rely on qualified sales and marketing, research and development and management personnel to succeed. For example, the departures of our former chief operating officer and significant members of our sales staff in the third quarter of 2014 and subsequent turnover in our sales and marketing department adversely impacted our business by disrupting the 2014 launch of Venerate as well as the growth in sales of our other commercialized products, including Regalia and Grandevo. In addition, we had significant turnover in our sales and marketing department during the fourth quarter, which we believe impacted our sales during that quarter and could impact our sales in the near-term. The process of hiring, training and successfully integrating qualified personnel into our operation is lengthy and expensive. The market for qualified personnel, such as experienced fermentation engineers and formulation chemists, is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products, and few sales and marketing personnel have prior experience with bio-based products. Perceived instability and risk in our business has made it difficult to retain qualified personnel and could impair our ability to meet our business objectives and adversely affect our results of operations and financial condition.

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

We also continue to rely on third parties to formulate Grandevo and Zequanox into spray-dried powders, for all of our production of Venerate, Majestene/Zelto, Stargus/Amplitude and Haven, and from time to time, we expect to use third-party manufacturers for supplemental production capacity to meet excess seasonal demand and for packaging. Our reliance on third parties to manufacture our products presents significant risks to us, including the following:

●	reduced control over delivery schedules, yields and product reliability;
●	price increases;
●	manufacturing deviations from internal and regulatory specifications, including contaminations;
●	the failure of a key manufacturer to perform its obligations to us for technical, market or other reasons;
●	challenges presented by introducing our fermentation processes to new manufacturers or deploying them in new facilities;, including contaminations;
●	difficulties in establishing additional manufacturers if we are presented with the need to transfer our manufacturing process technologies to them;
●	misappropriation of our intellectual property; and
●	other risks in potentially meeting our product commercialization schedule or satisfying the requirements of our distributors, direct customers and end users.

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

Failure to achieve expected manufacturing yields and pesticidal activity or contamination of our production runs could negatively impact our operating results.

We do not know whether a yield problem exists until our products are manufactured. When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield deficiencies may not be identified until well into the production process. We may experience inability to ramp up yields in our own manufacturing facility or third-party manufacturers. In the event that we continue to rely on third-party manufacturers, resolution of yield problems requires cooperation among, and communication between, us and our manufacturers. Third-party manufacturers as well as our own plant in Michigan may contaminate the runs of our products while in process, causing a run failure and causing us to miss sales opportunities or a season. We will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes with the desired yields and pesticidal activity and without contaminations.

We rely on a single supplier based in China for a key ingredient of Regalia.

The active ingredient in our Regalia product line is derived from the giant knotweed plant, which we obtain from China. Our single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to our third-party manufacturer in the United States. Although we have identified additional sources of knotweed at competitive prices that appear to be reliable and of appropriate quality, there can be no assurance that we will continue to be able to obtain dried extract from China at a competitive price point. The Company endeavors to keep 6 months of knotweed extract on hand at any given time.

Other ingredients used in the manufacturing of our products are also sourced from a limited number of suppliers. There can be no assurance that we will continue to be able to obtain such ingredients reliably and of appropriate quality at a competitive price point.

Our collaborative efforts on Zequanox may not result in increased sales.

Our Zequanox product line is principally designed to control invasive mussels that restrict critical water flow in industrial and power facilities and impinge on access to recreational waters. Due to our prioritization plan, we have not committed sufficient resources to this product in order to market it full-scale. We recently signed an exclusive distribution agreement with Solenis to expand Zequanox commercially, but this agreement may not result in increased sales. Our collective ability to generate significant revenues from Zequanox has been dependent on persuading customers to evaluate the costs of our Zequanox products compared to the overall cost of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. Sales of Zequanox could remain lower than our other products due to the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and government agencies occurs on a yearly or multi-year basis) and the unique nature of the treatment approach for each customer based on the extent of the infestation and the design of the facility.

We depend on a limited number of distributors.

Our current revenues are derived from a limited number of key customers, each of which serves as a third-party distributor to our products’ end users. For the years ended December 31, 2017, 2016 and 2015, our top two distributors accounted for 33%, 30% and 38% of our total revenues, respectively. We expect a limited number of distributors to continue to account for a significant portion of our total revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant distributors could materially adversely affect our revenues, financial condition and results of operations.

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

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of December 31, 2017, we had 36 issued U.S. patents and 235 issued foreign patents (of which 3 U.S. patents and 44 foreign patents were in-licensed), 29 pending provisional and non-provisional U.S. patent applications (of which 1 was in-licensed) and 112 pending foreign patent applications (of which 4 were in-licensed).

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

Any litigation, adversarial proceeding or proceeding before governmental authorities regarding intellectual property rights, regardless of its outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation, adversarial proceedings or proceedings before governmental authorities could also force us to:

●	stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property;
●	pay damages; and/or
●	enter into licensing or royalty agreements which, if available at all, may only be available on unfavorable terms.

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

Our Davis, California headquarters is located near a known earthquake fault. The impact of a major earthquake, fire or other natural disaster, including floods, on our Davis facilities, Bangor, Michigan manufacturing plant, infrastructure and overall operations is difficult to predict and any natural disaster could seriously disrupt our entire business process. In addition, Haven is produced by a third-party manufacturer in Florida in a location that could be impacted by hurricane activity, and certain of our raw materials are sourced in China, which is subject to risks associated with uncertain political, economic and other conditions such as the outbreak of contagious diseases, such as avian flu, swine flu and SARS, and natural disasters. The insurance we maintain may not be adequate to cover our losses resulting from natural disasters or other business interruptions. Although these risks have not materially adversely affected our business, financial condition or results of operations to date, there can be no assurance that such risks will not do so in the future.

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

As of December 31, 2017, we had approximately $216.0 million of federal operating loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2026 if unused. As of December 31, 2017, we had approximately $179.1 million of state operating loss carryforwards available to offset future taxable income, which began expiring in 2016. It is possible that we will not generate taxable income in time to use these loss carryforwards before their expiration.

Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could also result in an ownership change under Section 382. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (subject to certain adjustments) and the long-term tax-exempt interest rate for the month of the “ownership change.” The applicable rate for ownership changes occurring in the month of December 2017 was 1.96%.

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

In the past we have received written notifications from Nasdaq informing us that we were not in compliance with certain continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”). As previously disclosed, on January 2, 2018, we received written notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with the rules for continued listing because we had not yet held an annual meeting of shareholders within twelve months of the end of our 2016 fiscal year end. As a result of our holding the 2017 Annual Meeting on January 31, 2018, we regained compliance with the applicable rule. There can be no assurance that we will continue to maintain compliance with the requirements for listing our common stock on Nasdaq. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interest of other stockholders.

As of March 26, 2018, our executive officers and directors and their affiliates, including Ospraie Ag Science LLC (“Ospraie”), beneficially owned or controlled, directly or indirectly, an aggregate of approximately 64.1 million shares, or 47.7% of our common stock. In addition, affiliates of Waddell & Reed Financial Inc. (“Waddell”), beneficially own 27.1% of our common stock, and Ardsley Advisory Partners (“Ardsley”) owns 14.6% of our common stock. Further, affiliates of Ospraie, Waddell and Ardsley, together with our Chief Executive Officer, Dr. Pamela Marrone, have entered into a voting and lock-up agreement, pursuant to which each agreed to vote their existing shares of our Common Stock in favor of the election of up to two directors designated by Ospraie at our 2018 Annual Meeting of Stockholders, subject to certain conditions and limitations. If all of these security holders act together, they will be able to exert significant control over our management and affairs, which could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Our common stock may experience extreme price and volume fluctuations, and you may not be able to resell shares of our common stock at or above the price you paid.

We have had a history of losses, and our business, financial results and stock price have been adversely affected by matters related to our 2015 financial restatement and, prior to the February 2018 Financing Transactions, concerns regarding our ability to continue operations. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $12.00 per share, our stock price has ranged between $0.60 and $20.00 through December 31, 2017. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	our small public float relative to the total number of shares of common stock that are issued and outstanding;
●	quarterly variations in our results of operations, those of our competitors or those of our customers;
●	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;
●	our ability to develop and market new products on a timely basis;
●	disruption to our operations;
●	media reports and publications about our financials or about pest management products;
●	announcements concerning our competitors or the pest management industry in general;
●	our entry into, modification of or termination of key license, research and development or collaborative agreements;
●	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals;
●	general and industry-specific economic conditions;
●	any major change in our board of directors or management;
●	the commencement of, or our involvement in, litigation;
●	changes in financial estimates, including our ability to meet our future net revenues and operating profit or loss projections; and
●	changes in earnings estimates or recommendations by securities analysts.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of March 26, 2018, we had approximately 102.1 million shares of common stock outstanding, 31.7 million which were held by our directors and officers and their affiliates and an additional 52.9 million shares which were held by other beneficial holders of 5% or more of our common stock. Although these shares are subject in some cases to volume and manner of sale restrictions of Rule 144 of the Securities Act, any determination by holders of a substantial number of such shares to sell our stock, or the perception that such sales may occur, could cause our stock price to decline.

In addition, as of March 26, 2018, we had 4.9 million shares of our common stock available to be awarded under our equity incentive plans, 0.9 million shares of our common stock issuable upon the settlement outstanding restricted stock units, 5.4 million shares of our common stock issuable upon the exercise of outstanding options with a weighted average exercise price of $3.92 per share and 52.7 million shares of our common stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $1.10 per share. These shares may be sold in the public market upon issuance.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;
●	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and
●	exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board.

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after our initial public offering, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenues of $1.7 billion or more; (ii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt; or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700.0 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

Unforeseen problems with the implementation and maintenance of our information systems , or failure to design and operate effective internal controls over information systems, could have an adverse effect on our operations and could result in ineffective internal control over our financial reporting .

In fourth quarter of 2016, we began the process of implementing a cloud-based enterprise resource planning (“ERP”) system. During the second quarter of fiscal 2017, we transitioned to our ERP system for manufacturing operations for material requirements planning, general ledger, procurement, payment, billings and cash receipts functions. This transition, including our engagement of third party experts to help in the design, training and implementation of the new ERP system, has accounted for increases in sales, general and administrative costs, relative to prior periods. As we add functionality and increase the use of the ERP system, we will incur additional costs and problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As such, our results of operations and cash flows could be adversely affected.

In addition, we do not have experience with implementing and maintaining controls over this ERP system. While we believe we have designed the appropriate controls around this ERP system, if we have not designed controls within or around these systems that are effective at preventing and detecting unreliable data, or if we are unable to design or operate controls within or around these systems to provide effective control around program changes and access to the systems, we may be at risk for future material weaknesses. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, to be in breach of agreements with our lenders and equity inventor, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

We have in the past identified material weaknesses, and if we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could adversely affect our consolidated operating results, our ability to operate our business, our stock price and investors’ views of us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to ensure that information regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As previously noted under Risk Factors   “— We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to comply with the laws and regulations affecting public companies, which costs will increase after we are no longer an ‘emerging growth company,’” based on the Audit Committee’s independent investigation, management identified material weaknesses in internal control over financial reporting as of December 31, 2014 resulting in revenue transactions that were recognized prior to satisfaction of all required revenue recognition criteria. We developed and implemented a plan to remediate these material weaknesses, which focused on continued training for and communication with employees regarding our enhanced policies and procedures, and have determined that these material weaknesses were remediated as of December 31, 2015.

Also in connection with management’s assessment of our internal control over financial reporting, management identified an additional deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2014 in our governance practices related to ineffective controls over the timeliness and accuracy of documentation related to actions of our board of directors and compensation committee specific to approving stock option grants. While no financial statement accounts or disclosures were misstated, the potential impact could have led to a material misstatement. We developed and implemented a plan to conduct training with our legal department and those charged with governance, and had determined that this material weakness was remediated as of December 31, 2016. In addition, as discussed further under Part II—Item 9A—“Controls and Procedures,” we have identified a deficiency related to disclosure controls and a material weakness in our internal controls over financial reporting as of December 31, 2017 related to the accounting for embedded derivative instruments that were a part of certain loan instruments that we entered into during the year ended December 31, 2017. We are developing and implementing a plan to remediate this material weakness.

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

●	the right of our board of directors to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	the establishment of a classified board of directors requiring that only a subset of the members of our board of directors be elected at each annual meeting of stockholders;
●	the prohibition of cumulative voting in our election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
●	the requirement that stockholders provide advance notice to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
●	the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us;
●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
●	the inability of our stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;
●	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws;
●	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to repeal or adopt any provision of our certificate of incorporation regarding the election of directors;
●	the required approval of the holders of at least 80% of such shares to amend or repeal the provisions of our bylaws regarding the election and classification of directors; and
●	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to remove directors without cause.

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

	HIGH	LOW
2017
First Quarter	$2.45	$1.66
Second Quarter	$2.12	$0.90
Third Quarter	$1.36	$0.85
Fourth Quarter	$1.23	$0.85
2016
First Quarter	$1.65	$0.62
Second Quarter	$0.97	$0.60
Third Quarter	$1.92	$0.71
Fourth Quarter	$2.79	$1.61

Holders of Record

As of December 31, 2017, there were 67 stockholders of record of our common stock, and the closing price of our common stock was $1.10 per share as reported on the Nasdaq Capital Market. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding equity compensation plans approved and not approved by stockholders is summarized in the following table as of December 31, 2017:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON CONVERSION OF RESTRICTED STOCK UNITS AND EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (1)
	(a)	(b)
Equity compensation plans approved by stockholders	3,943,334	$5.45	2,341,134
Equity compensation plans not approved by stockholders	—	—	—
Total	3,943,334	$5.45	2,341,134

(1)	Consists of shares available for issuance under our 2013 Stock Incentive Plan.

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

The following graph shows a comparison from August 2, 2013 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2017 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Nasdaq Composite Index (“Nasdaq Composite”). The Company’s common stock began trading on the Nasdaq Capital Market on September 6, 2016. The graph assumes that $100 was invested at the close of the market on August 2, 2013 in the common stock of Marrone Bio Innovations, Inc., the S&P 500 Index and the Nasdaq Composite, and data for the S&P 500 Index and the Nasdaq Composite assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in connection with Part II-Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The consolidated statements of operations data for each of the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

Consolidated Statements of Operations Data:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenues:
Product	$17,935	$13,715	$8,976	$7,750	$7,588
License	232	327	333	232	193
Related party	—	—	492	1,154	665
Total revenues	18,167	14,042	9,801	9,136	8,446
Cost of product revenues, including cost of product revenues to related parties of $0, $0, $254, $561, and $374 for the years ended December 31, 2017,2016, 2015, 2014, and 2013, respectively	10,528	9,522	9,256	9,438	7,243
Gross profit (loss)	7,639	4,520	545	(302)	1,203
Operating expenses:
Research, development and patent	10,820	9,670	13,500	19,281	17,905
Selling, general and administrative	19,814	18,510	26,502	28,950	15,017
Total operating expenses	30,634	28,180	40,002	48,231	32,922
Loss from operations	(22,995)	(23,660)	(39,457)	(48,533)	(31,719)
Other income (expense):
Interest income	1	37	51	59	49
Interest expense	(3,374)	(2,941)	(2,764)	(2,907)	(6,056)
Interest expense to related parties	(4,355)	(4,361)	(1,599)	—	—
Change in estimated fair value derivative liability(1)	(96)	—	—	—	6,717
Gain on extinguishment of debt	—	—	—	—	49
Other income (expense), net	(106)	(146)	41	(278)	(282)
Total other income (expense), net	(7,930)	(7,411)	(4,271)	(3,126)	477
Loss before income taxes	(30,925)	(31,071)	(43,728)	(51,659)	(31,242)
Income taxes	—	—	—	—	—
Net loss	(30,925)	(31,071)	(43,728)	(51,659)	(31,242)
Deemed dividend on convertible notes	—	—	—	—	(1,378)
Net loss attributable to common stockholders	$(30,925)	$(31,071)	$(43,728)	$(51,659)	$(32,620)
Net loss per common share (2):
Basic	$(1.06)	$(1.26)	$(1.79)	$(2.32)	$(3.74)
Diluted	$(1.06)	$(1.26)	$(1.79)	$(2.32)	$(4.25)
Weighted-average shares outstanding used in computing net loss per common share (2):
Basic	29,235	24,617	24,469	22,314	8,731
Diluted	29,235	24,617	24,469	22,314	8,911

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

(2)	Includes the effect of a 1-for-3.138458 reverse stock split, effective August 1, 2013.

Balance Sheet Data:

	DECEMBER 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cash and cash equivalents	$786	$9,609	$19,838	$35,324	$24,455
Short-term investments	—	—	—	—	13,677
Working capital (deficit) (1)	(2,884)	11,626	23,144	23,521	44,221
Total assets	36,913	45,983	71,201	77,182	69,918
Debt and capital leases (net of unamortized discount)	60,263	58,002	58,496	24,327	14,972
Convertible notes	3,490	—	—	—	—
Derivative liability	674	—	—	—	—
Total liabilities	87,564	76,167	73,223	43,951	30,887
Convertible preferred stock	—	—	—	—	—
Total stockholders’ equity (deficit)	(50,651)	(30,184)	(2,022)	33,231	39,031

(1)	Working capital (deficit) is defined as total current assets minus total current liabilities.

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

Overview

We make bio-based pest management and plant health products. Bio-based products are comprised of naturally occurring microorganisms, such as bacteria and fungi, and plant extracts. Our current products target the major markets that use conventional chemical pesticides, including certain agricultural and water markets, where our bio-based products are used as alternatives for, or mixed with, conventional chemical products. We also target new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. Six of seven of our current products, including our newest biological fungicide, Stargus/Amplitude, are approved by the United States Environmental Protection Agency (“EPA”) and registered as “biopesticides.” Our first non-EPA product is Haven, a plant health product, is a “biostimulant” which requires state registrations, but does not require EPA registration. We believe our current portfolio of EPA-approved and registered “biopesticide” products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products to control pests, increase crop yields and reduce crop stress.

The agricultural industry is increasingly dependent on effective and sustainable pest management practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, our research has shown that the global market for biopesticides is growing substantially faster than the overall market for pesticides. This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based pest management products into integrated pest management (“IPM”) programs, as well as increasing consumer demand for organic food. We seek to capitalize on these global trends by providing both conventional and organic growers with solutions to a broad range of pest management needs through strategies such as adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging growers’ positive experiences with existing product lines, educating growers with on-farm product demonstrations and controlled product launches with key target customers and other early adopters. To that end, in March 2016 we entered into an agreement with Isagro USA to distribute Bio-Tam 2.0, a biofungicide for soil-borne disease control and grapevine trunk disease control that complements our existing products, particularly Regalia, in May 2017, we entered into an agreement with Jet Harvest Solutions to sell their contact biofungicide, Jet-Ag, in most regions of the United States, and we continue to launch new product lines, with first sales of Haven and Stargus/Amplitude in 2017. We believe this approach enables us to stay ahead of our competition in providing innovative pest management solutions, enhances our sales process at the distributor level and helps us to capture additional value from our products.

Our research and development efforts are focused on supporting existing commercial products, including Regalia, Grandevo, Venerate Majestene/Zelto, Haven and Stargus/Amplitude, with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. In addition, our internal efforts in development and commercialization are focused on two promising product candidates, MBI-601 (Ennoble) biofumigant, which is EPA-registered, and MBI-014 (formerly MBI-010), a bioherbicide. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe this prioritization plan, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

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

We currently market our water treatment product, Zequanox, directly to a selected group of U.S. power and industrial companies. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale. We signed an exclusive distribution agreement with Solenis for in-pipe uses. In addition, we continue to work with state, federal and bi-national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox from in-pipe treatments is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost, and environmental impact, of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals. Sales of Zequanox have remained lower than our other products due to our prioritization of crop protection business, the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis), the unique nature of the treatment approach for each customer based on the extent of the infestation, and the design of their facility.

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

Our total revenues were $18.2 million, $14.0 million, and $9.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and have risen as growers have adopted our products and have used our products on an expanded number of crops. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but which also included sales of Majestene, Zequanox, Bio-Tam 2.0, Haven, Stargus/Amplitude and Jet-Ag. Product sales have been affected in recent years by various factors, including the tenure of our former chief operating officer and departure of significant members of our sales staff in the third quarter of 2014, and subsequent turnover in our sales and marketing departments. Further, we believe that following the announcement of the matters relating to our restatement, some customers and potential customers were reluctant to do business with us until after we had reached a settlement with the SEC, which was achieved in February 2016, and we believe competitors were able to take advantage of these circumstances. In addition, we believe that prior to our February 2018 Financing Transactions, concerns and rumors regarding our ability to continue operations have impacted our ability to grow more robustly. Going forward, we believe our revenues will largely be impacted by weather, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
Year ended December 31,
2017	24%	2%
2016	25%	3%
2015	28%	10%

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $10.5 million, $9.5 million, and $9.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cost of product revenues included $0.3 million of cost of product revenues to related parties for the year ended December 31, 2015. There was no cost of product revenues to related parties for the years ended December 31, 2017 or 2016. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory and idle capacity at our manufacturing plant. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene, Zequanox, Haven and Stargus. We expect to see a gradual increase in gross margin over the life cycle of each of our products as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly, however we are expecting these charges to decrease over time.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $10.8 million, $9.7 million, and $13.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $19.8 million, $18.5 million, and $26.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We have been building a sales and marketing organization that provides for increased training and a better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth. We expect that our selling, general and administrative expenses to remain approximately flat in all departments with the exception of sales and marketing. In 2018, we are increasing our marketing communications campaigns and putting more “boots on the ground”, which should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers. In addition, for the years ended December 31, 2017, 2016 and 2015, we incurred $0.1 million, $0.1 million, and $7.7 million, respectively, in costs related to the Audit Committee’s independent investigation, which commenced in September 2014, and the subsequent restatement of our financial statements, net of insurance proceeds. In addition, in February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

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

In February 2018, we completed a private placement and debt refinancing transactions, which we refer to as the February 2018 Financing Transactions. Following the closing of those transactions, as of February 28, 2018, our cash and cash equivalents were approximately $14.9 million. In addition, as of February 28, 2018, the aggregate principal amounts outstanding under our debt agreements was approximately $17.6 million, with approximately $9.1 million of such principal accruing interest at a variable rate of 6.5% as per annum as of February 28, 2018 and which is repayable in monthly payments through June 2036, an aggregate of approximately $7.5 million of such principal accruing interest at 8% per annum, and which is repayable upon maturity in December 2022, and an aggregate of $1.1 million of such principal amount accruing interest at 12.8% per annum and which was repayable in March 2018.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues, not including related party revenues, constituted 99%, 98% and 92% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Product revenues in the United States, not including related party revenues, constituted 92%, 90% and 84% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered in the past to distributors that permitted these distributors to return to the Company certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). The cost of goods sold associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, 40%, 45% and 42%, respectively, of product revenues, not including related party revenues, were recognized on a sell-through basis. If cash is received from customers related to delivered product that may not represent a true sale, it is classified as customer refund liabilities in the consolidated balance sheets, and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized.

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

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the years ended December 31, 2017, 2016 and 2015, license revenues constituted 1%, 2% and 3% of total revenues, respectively. As of December 31, 2017, including agreements with related parties discussed below, we had received an aggregate of $3.9 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if certain testing validation, regulatory progress and commercialization events occur.

Related Party Revenues

Related party revenues consist of both product revenues and license revenues. Les Lyman, a former member of our board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc., which purchases our products for further distribution and resale. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to his resignation in January 2016 were not be included in related party revenues. For the year ended 2015, related party revenues constituted 5% of total revenues. For the years ended December 31, 2017 and 2016, there were no related party revenues. For the year ended December 31, 2015, 100% of related party revenue, was recognized on a sell-through basis.

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

We have entered into in-license technology agreements with respect to the use and commercialization of three of our commercially available product lines, Regalia, Grandevo and Zequanox, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The patents for Regalia and Zequanox expired in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. There is, however, a pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. The licensed patents for Haven begin to expire in 2019. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Grandevo, Zequanox, and Haven and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we may experience downward pressure on overall gross margins as we rollout Haven and Stargus/Amplitude and expand sales of Grandevo and Zequanox. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product mix and average selling prices.

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014. We continue to use third party manufacturers for Venerate, Majestene, Haven, and Stargus/Amplitude, and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility when sales volumes recover enough to reduce overhead and idle capacity charges from our facility.

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

We expect selling, general, and administrative expenses to remain approximately flat in all departments with the exception of sales and marketing. In 2018, we are increasing our marketing communications campaigns and putting more “boots on the ground”, which should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers. For the years ended December 31, 2017, 2016 and 2015, we incurred $0.1 million, $0.1 million and $7.7 million, respectively, in costs related to the Audit Committee’s independent investigation and the subsequent restatement of our financial statements, net of insurance proceeds. In February 2016, we entered into a settlement agreement with the SEC with respect to the SEC’s investigation, which was principally related to the accounting and other matters that were initially identified by us in September 2014 and that led to the financial restatement completed by us on November 10, 2015. Under the terms of the settlement agreement, we paid a $1.75 million civil penalty in March 2016. We had previously recorded expenses of $1.75 million in our consolidated statements of operations for the year ended December 31, 2014 for an accrual of our estimate of the penalties arising from such enforcement action.

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In June 2014, we entered into a $10.0 million promissory note with a variable interest rate that varies with the prime rate. Accordingly, our interest expense will increase as the prime rate increases. In August 2015, we issued and sold to affiliates of Waddell & Reed Financial, Inc. senior secured promissory notes in the aggregate principal amount of $40.0 million with a fixed interest rate of 8%, with respect to which $35.0 million of principal converted to equity in connection with the February 2018 Financing Transactions, leaving $5.0 million of principal outstanding. In November 2016, pursuant to an amendment to secured promissory notes issued in October 2012 and April 2013, the interest rate on these notes decreased from 18% to 14%. This decrease in interest was partially offset by the additional interest associated with the valuation of warrants to purchase 125,000 shares of our common stock in the amount of $0.2 million. The value of the warrants is treated as a discount to these notes, the maturity for which was extended to December 2022 in connection with the February 2018 Financing Transactions, in which $10 million of principal under such notes was converted to equity, leaving $2.5 million of principal outstanding, and the interest rate on the notes was further decreased from 14% to 8%. In March 2017, we entered into an invoice purchase agreement with LSQ Funding Group, L.C. (“LSQ”), which allows us to receive advances of up to $7.0 million against receivables sold to LSQ. In April 2017, we began to draw down the LSQ financing, and as of December 31, 2017, we had an outstanding balance of $1.2 million in secured borrowings. In August 2017, we entered into an equipment financing agreement in which we borrowed $0.5 million to purchase certain equipment that had previously been financed under a capital lease. There was no outstanding balance under the equipment financing agreement as of December 31, 2017. Through July 2017, we had equipment under capital leases, which resulted in interest expense over the lease term. In October 2017, we began to borrow funds pursuant to a convertible promissory note which provided for borrowings up to $6 million at the lender’s sole discretion. As of December 31, 2017, the outstanding balance of this convertible note was $3.6 million, net of a $400 thousand discount, and the convertible note bore interest at a rate of 1% through December 31, 2017 and then 10% thereafter. All of the principal under this outstanding note converted to equity in connection with the February 2018 Financing Transactions. See Note 17 of the audited financial statements for further discussion of the status of the outstanding debt subsequent to December 31, 2017.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2017, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

As of December 31, 2017, we had net operating loss carryforwards for federal income tax reporting purposes of $216.0 million, which begin to expire in 2026, and California and other state net operating loss carryforwards of $134.3 million and $44.9 million, respectively, which will continue to expire in 2028. Additionally, as of December 31, 2017, we had federal research and development tax credit carryforwards of $2.3 million, which begin to expire in 2026, and state research and development tax credit carryforwards of $2.5 million, which have no expiration date.

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

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Revenues:
Product	99%	98%	92%
License	1	2	3
Related party	—	—	5
Total revenues	100	100	100
Cost of product revenues(1)	58	68	94
Gross profit	42	32	6
Operating Expenses:
Research, development and patent	60	69	138
Selling, general and administrative	109	132	270
Total operating expenses	169	201	408
Loss from operations	(127)	(169)	(402)
Other income (expense):
Interest income	—	—	1
Interest expense	(19)	(21)	(28)
Interest expense to related parties	(24)	(31)	(16)
Change in estimated fair value of derivative liability	(1)	—	—
Other income (expense), net	(1)	(1)	—
Total other expense, net	(45)	(53)	(43)
Loss before income taxes	(172)	(222)	(445)
Income taxes	—	—	—
Net loss	(172)%	(222)%	(445)%

(1)

Includes 0%, 0%, and 3% in cost of product revenues to related parties during the years ended December 31, 2017, 2016 and 2015, respectively. See Note 15 of our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

Comparison of the Years Ended December 31, 2017, 2016 and 2015

Product Revenues

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(Dollars in thousands)
Product revenues	$17,935	$13,715	$8,976
% of total revenues	99%	98%	92%

Product revenues increased by $4.2 million, or 31%, in 2017 compared to 2016 and $4.7 million, or 53%, in 2016 compared to 2015. Product revenues increased in 2017 compared to 2016 and in 2016 compared to 2015 due to an increase in sales across virtually all product offerings, as well as favorable product mix of higher priced product offerings. We believe product revenues also increased in 2016 compared to 2015 due to the improved relationships with customers.

License Revenues

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(Dollars in thousands)
License revenues	$232	$327	$333
% of total revenues	1%	2%	3%

License revenues related to certain strategic collaboration and distribution agreements decreased $0.1 million or 29% in 2017 compared to 2016 and were flat in 2016 compared to 2015. The decrease in 2017 compared with 2016 was primarily due to certain revenue streams associated with licenses being fully amortized. License revenues do not comprise a significant portion of our total revenues.

Related Party Revenues

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(Dollars in thousands)
Related party revenues	$—	$—	$492
% of total revenues	—%	—%	5%

There were no related party revenues during the years ended December 31, 2017 or 2016. Related party revenues decreased by $0.5 million, or 100%, in 2016 compared to 2015. In January 2016, Les Lyman resigned from our board of directors. Accordingly, revenue recognized from sales to The Tremont Group, Inc. subsequent to Mr. Lyman’s resignation in January 2016 has not been included in related party revenues.

Cost of Product Revenues and Gross Profit

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(Dollars in thousands)
Cost of product revenues	$10,528	$9,522	$9,256
% of total revenues	58%	68%	94%
Gross profit	7,639	4,520	545
% of total revenues	42%	32%	6%

Cost of product revenues increased by $1.0 million, or 11%, in 2017 compared to 2016 and increased by $0.3 million, or 3% in 2016 compared to 2015. Our gross margins increased to 42% in 2017 from 32% in 2016 and increased to 32% in 2016 from 6% in 2015. Cost of products decreased as a percentage of revenues, and gross margins increased in 2017 compared to 2016, primarily due to continued acceptance of our product offerings, a favorable mix of higher margin product offerings, and continued improved manufacturing and third party manufacturing efficiencies. Cost of product revenues decreased, as a percentage of revenues, and gross margin increased in 2016 compared to 2015, primarily due to increased plant utilization and other volume efficiencies achieved as a result of the increased revenue, as well as a favorable mix of higher margin product offerings.  During 2016, manufacturing costs associated with plant utilization allocated to cost of product and not allocated to inventory decreased by $1.8 million compared to 2015.

Research, Development and Patent Expenses

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(Dollars in thousands)
Research, development and patent	$10,820	$9,670	$13,500
% of total revenues	60%	69%	138%

Research, development and patent expenses increased by $1.2 million or 12%, in 2017 compared to 2016 and decreased by $3.8 million, or 28%, in 2016 compared to 2015. Research, development and patent expenses increased in 2017 over 2016 as the Company focused on increased field trial activities for new and existing products on a wider range of prospective crops. Research, development and patent expenses decreased in 2016 compared to 2015 primarily due to a decrease of $1.2 million in employee -related expenses, which consisted primarily of salaries, wages and share-based compensation, $2.3 million decrease in direct expenses and outside services due to a reduction in field test costs and regulatory field trials, and $0.4 million related to fixed costs, primarily depreciation.

Selling, General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(Dollars in thousands)
Selling, general administrative expenses	$19,814	$18,510	$26,502
% of total revenues	109%	132%	270%

Selling, general, and administrative expenses increased $1.3 million, or 7%, in 2017 compared to 2016 and decreased $8.0 million, or 30%, in 2016 compared to 2015. The increase in 2017 primarily related to an increase in legal costs, associated with corporate transaction activities, the non-recurrence in 2017 of a $0.7 million credit realized in 2016 as a result of insurance recoveries related to the Company’s restatement of our financial statements and litigation, and approximately $0.6 million of increased costs associated with outside services largely related to our new ERP system implementation, marketing consulting costs, and marketing costs associated with advertising data research. In addition, the Company incurred a non-cash write down on sale of approximately $0.4 million related to manufacturing assets in 2017. The $8.0 million decrease in expenses in 2016 compared to 2015 related primarily to a decrease of $7.0 million as a result of reduced outside services, accounting, consulting and legal fees related to the Audit Committee’s independent investigation, the subsequent restatement of our financial statements and litigation, a $1.2 million decrease in employee related expenses, primarily salaries and equity-based compensation. These reductions were offset by an increase in travel and related expenses of $0.2 million.

Other Income (Expense), Net

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(Dollars in thousands)
Interest income	$1	$37	$51
Interest expense	(3,374)	(2,941)	(2,764)
Interest expense to related parties	(4,355)	(4,361)	(1,599)
Change in estimated fair value of derivative liability derivative liability	(96)	—	—
Other income (expense) net	(106)	(146)	41
	$(7,930)	$(7,411)	$(4,271)

Interest income did not change significantly for 2017 compared with 2016 or for 2016 compared to 2015. Interest expense increased $0.4 million in 2017 compared to 2016 and increased $0.2 million in 2016 compared to 2015. The increase in 2017 over 2016 was primarily due to interest related to accounts receivable sales to LSQ initiated in April of 2017 and carried throughout remainder of the year. The increase in 2016 compared to 2015 was primarily due to the increase in the interest rate on the October 2012 and April 2013 Secured Promissory Notes, which, which interest rate was later decreased, as further described in Note 6 of the audited financial statements. Interest expense to related parties was largely unchanged in 2017 compared to 2016 and increased $2.8 million in 2016 compared to 2015. The increase in related party interest expense during 2016 compared to 2015 was primarily due to the senior secured promissory notes being outstanding throughout 2016 and only a portion of 2015. In 2017, a convertible note was entered into of which a certain feature was valued as a derivate. An expense of $96 thousand was recognized related to the change in the underlying fair value of this feature from issuance to December 31, 2017. There were no comparable expenses recognized during 2016 or 2015. The increase in other income expense net did not change significantly for 2017, 2016, and 2015.

Seasonality and Quarterly Results

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively short history of sales, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations and products and our recognition of revenue on both a “sell-in” and “sell-through” basis, depending on the transaction, and the impact of weather and climate change. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products. Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications, and the California drought in 2015 and the Northeast U.S. drought in 2016 affected fungicide sales and Hurricanes Irma and Maria affected Florida and Puerto Rico crops in the third quarter of 2017. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of total revenues for each of the four quarters in fiscal years 2017 and 2016. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this information. This information should be read in connection with the audited consolidated financial statements and related notes included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of operations for historical periods are not necessarily indicative of the results of operations for any future period.

Fiscal Year 2017:

	MARCH 31, 2017	JUNE 30, 2017	SEPTEMBER 30, 2017	DECEMBER 31, 2017
	(In thousands)
	(Unaudited)
Revenues:
Product	$4,096	$6,418	$4,161	$3,260
License	58	58	58	58
Related party	—	—	—	—
Total revenues	4,154	6,476	4,219	3,318
Cost of product revenues	2,279	3,966	2,492	1,791
Gross profit	1,875	2,510	1,727	1,527
Operating expenses:
Research, development and patent	2,444	2,853	3,152	2,371
Selling, general and administrative	5,343	5,073	5,174	4,224
Total operating expenses	7,787	7,926	8,326	6,595
Loss from operations	(5,912)	(5,416)	(6,599)	(5,068)
Other income (expense):
Interest income	1	0	0	0
Interest expense	(636)	(869)	(804)	(1065)
Interest expense to related parties	(1,074)	(1,085)	(1,098)	(1,098)
Change in estimated fair value of derivative liability instruments	—	—	—	(96)
Other income (expense), net	(8)	(15)	(29)	(54)
Total other expense	(1,717)	(1,969)	(1,931)	(2,313)
Income taxes	—	—	—	—
Net loss	$(7,629)	$(7,385)	$(8,530)	$(7,381)
Product Shipments (1)	$6,462	$5,672	$3,053	$3,834

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

The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below in thousands:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Product revenues	$4,096	$6,418	$4,161	$3,260
Change in deferred product revenue and other(a)	2,366	(746)	(1,108)	574
Product shipments	$6,462	$5,672	$3,053	$3,834

(a)

Change in deferred product revenue and other is defined as the increase in the amount of deferred product revenues accrued during the applicable period, less prior deferred product revenues recognized during the applicable period, excluding the change in deferred revenue associated with license fees and customer deposits. For the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, deferred license revenues decreased $58,000 each quarter. In addition for the three months ended December 31, 2017, product shipments includes $161,000 in product shipments that were not recognized into product revenues because the customer had exceeded their credit limit.

	MARCH 31, 2017	JUNE 30, 2017	SEPTEMBER 30, 2017	DECEMBER 31, 2017
	(Unaudited)
Revenues:
Product	99%	99%	99%	98%
License	1	1	1	2
Related party	—	—	—	—
Total revenues	100	100	100	100
Cost of product revenues	55	61	59	54
Gross profit	45	39	41	46
Operating expenses:
Research, development and patent	59	44	75	71
Selling, general and administrative	129	78	123	127
Total operating expenses	188	122	198	199
Loss from operations	(143)	(83)	(156)	(153)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(15)	(13)	(19)	(32)
Interest expense to related parties	(26)	(17)	(26)	(33)
Change in estimated fair value of derivative liability	—	—	—	(3)
Other income (expense), net	(0)	(0)	(1)	(2)
Total other expense	(41)	(30)	(46)	(70)
Income taxes	—	—	—	—
Net loss	(184)%	(113)%	(202)%	(222)%

Fiscal Year 2016:

	MARCH 31, 2016	JUNE 30, 2016	SEPTEMBER 30, 2016	DECEMBER 31, 2016
	(In thousands)
	(Unaudited)
Revenues:
Product	$2,577	$4,957	$3,549	$2,632
License	92	92	85	58
Related party	—	—	—	—
Total revenues	2,669	5,049	3,634	2,690
Cost of product revenues	2,269	3,118	2,493	1,642
Gross profit	400	1,931	1,141	1,048
Operating expenses:
Research, development and patent	2,322	2,313	2,662	2,373
Selling, general and administrative	5,530	4,512	3,754	4,714
Total operating expenses	7,852	6,825	6,416	7,087
Loss from operations	(7,452)	(4,894)	(5,275)	(6,039)
Other income (expense):
Interest income	15	10	8	4
Interest expense	(750)	(759)	(755)	(677)
Interest expense to related parties	(1,083)	(1,083)	(1,099)	(1,096)
Other income (expense), net	(6)	(57)	(81)	(2)
Total other expense	(1,824)	(1,889)	(1,927)	(1,771)
Income taxes	—	—	—	—
Net loss	$(9,276)	$(6,783)	$(7,202)	$(7,810)
Product Shipments (1)	$3,886	$4,169	$3,096	$5,215

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

The following table presents a reconciliation of product revenues, the most directly comparable GAAP financial measure, to product shipments for the periods indicated below in thousands:

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

	MARCH 31, 2016	JUNE 30, 2016	SEPTEMBER 30, 2016	DECEMBER 31, 2016
	(Unaudited)
Revenues:
Product	97%	98%	98%	98%
License	3	2	2	2
Related party	—	—	—	—
Total revenues	100	100	100	100
Cost of product revenues	85	62	69	61
Gross profit	15	38	31	39
Operating expenses:
Research, development and patent	87	46	73	88
Selling, general and administrative	207	89	103	175
Total operating expenses	294	135	176	263
Loss from operations	(279)	(97)	(145)	(224)
Other income (expense):
Interest income	1	0	0	0
Interest expense	(28)	(15)	(21)	(25)
Interest expense to related parties	(41)	(21)	(30)	(41)
Other income (expense), net	(0)	(1)	(2)	(0)
Total other expense	(68)	(37)	(53)	(66)
Income taxes	—	—	—	—
Net loss	(347)%	(134)%	(198)%	(290)%

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

In June 2014, we also borrowed $10.0 million pursuant to a promissory note with a bank. This note requires us to maintain a deposit balance with the lender of $1.6 million. In addition, until we provide documentation that proceeds from the loan were used for construction of our manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account. As of December 31, 2017, we had $0.5 million remaining in the restricted deposit account.

In August 2015, we issued and sold to affiliates of Waddell & Reed, Inc. (“Waddell”) senior secured promissory notes in the aggregate principal amount of $40.0 million. The notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10.0 million payable three years from the closing, $10.0 million payable four years from the closing and $20.0 million payable five years from the closing. These notes required us to maintain a cash and cash equivalents balance of $15.0 million through May 31, 2016. On May 31, 2016, the terms of this note were amended to remove the minimum cash balance requirement. From the date of this agreement through May 31, 2016, $15,000,000 was recorded as restricted cash and included in non-current assets.

In December 2016, we filed a shelf a registration statement on Form S-3 with the SEC that provides for the sale and issuance of up to $50.0 million of our common stock, preferred stock, debt securities, warrants, rights and/or units, including the ability to sell up to $15.0 million of our common stock through an at-the-market program in accordance with an offering agreement we entered into with H.C. Wainwright. We began selling common shares under this registration statement in January 2017. As of December 31, 2017, we had sold 104,000 shares of common stock under at-the-market program at a weighted average exercise price of $2.22 per share for aggregate consideration of $0.2 million, and a total of $14.8 million remained available for sale under the at-the-market program and our shelf registration statement. In April 2017, using the shelf registration statement, the Company completed an underwritten public offering of 6,571,000 registered shares of its common stock (inclusive of 857,000 shares of its common stock to cover over-allotments). The public offering price of the shares sold in the offering was $1.40 per share. The total gross proceeds to the Company from the offering were approximately $9.2 million. As of December 31, 2017, a total of approximately $25.8 million remained available for sale under our shelf registration statement. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company under the shelf registration statement totaled approximately $8.2 million.

In addition, in March 2017, we entered into an invoice purchase agreement with LSQ, pursuant to which LSQ may elect to purchase up to $7,000,000 of eligible customer invoices from us. Our obligations under the LSQ financing are secured by a lien on substantially all of the Company’s personal property; such lien is first priority with respect to the Company’s accounts receivable, inventory, and related property. In April 2017, we began to draw down the LSQ financing, and as of December 31, 2017, we had an outstanding balance of $1.2 million in secured borrowings.

In April 2017, we completed an underwritten public offering of 6,571,000 registered shares of its common stock (inclusive of 857,000 shares of its common stock to cover over-allotments). The public offering price of the shares sold in the offering was $1.40 per share. The total gross proceeds to the Company from the offering were approximately $9,200,000, and after deducting underwriting discounts and commissions and estimated offering expenses payable by us, the aggregate net proceeds to us totaled approximately $8,200,000.

In October 2017, the Company and Dwight W. Anderson (the “Anderson”) entered into an unsecured convertible promissory note (the “October 2017 Convertible Note”) in which the Company could borrow an aggregate amount of up to $6,000,000, at Anderson’s sole discretion, due on October 23, 2020 (the “Maturity Date”). This note would bear interest at 1% through December 31, 2017 and 10% thereafter. Through December 22, 2017, this Note was convertible into shares of the Company’s common stock at a rate of one share of common stock per $1.00 of converting principal or interest, rounded down to the nearest share with any fractional amounts cancelled, at the election of Anderson by delivery of written notice to the Company. Until January 31, 2018, conversion of all or part of this note was subject to certain limitations that were removed when the shareholders of the Company voted on that date to approve a related equity financing. In December 2017, the October 2017 Convertible Note was amended and restated. As part of this amendment, this note became secured debt. As of January 31, 2018, we had borrowed $6,000,000 under the October 2017 Convertible Note.

In December 2017, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors named therein including Ospraie and Ardsley, pursuant to which the investors thereunder agreed, subject to the satisfaction of certain closing conditions, to purchase units consisting of shares of our common stock and warrants to purchase a shares of our common stock. Concurrently with the entry into the Purchase Agreement, the Company entered into amendments to the Waddell senior promissory notes and our secured promissory notes issued in October 2012 and April 2013 (the “October 2012 and April 2013 Promissory Notes”). In February 2018, we completed the transactions contemplated in the Purchase Agreement, the note amendments and certain related agreements, which resulted in:

●	the issuance of an aggregate of 40,000,001 shares of our common stock and warrants to purchase an aggregate of 41,333,333 shares of our common stock to purchasers under the Purchase Agreement for an aggregate purchase price of $30.0 million, which includes conversion of all outstanding principal under the October 2017 Convertible Note;
●	the conversion of $35.0 million aggregate principal amount of the Waddell notes into an aggregate of 20,000,000 shares of our common stock and warrants to purchase 4,000,000 shares of our common stock, such that $5.0 million of principal under such notes remained outstanding, in connection with which the maturity of such notes was extended to December 31, 2022, all interest payments under such notes was deferred to maturity on December 31, 2022, and Ospraie was granted a right of first refusal to acquire such notes;
●	the conversion of $10.0 million aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Promissory Notes to an aggregate of 5,714,285 shares of our common stock and warrants to purchase 1,142,856 shares of our common stock such that $2.45 million of principal under such notes remained outstanding, and in connection with which the maturity of such notes was extended to December 31, 2022, the interest was reduced from 14% to 8% and all interest payments under such notes were deferred to the maturity on December 31, 2022; and
●	we issued 800,000 shares of common stock and warrants to purchase 2,017,143 shares of common stock to the placement agent that facilitated the foregoing transactions.

In sum, the completion of the February 2018 Financing Transactions resulted in the issuance of an aggregate of 70.5 million shares of common stock and warrants to purchase an aggregate of 48.9 million shares of common stock, the deleveraging of our balance sheet by reducing principal payments that were outstanding as of December 31, 2018 by $49 million, and the deferral of payment on $7.5 million of remaining outstanding debt until December 31, 2022.

As of December 31, 2017, our cash and cash equivalents totaled $0.8 million, and we had an additional $2.0 million of restricted cash that we are contractually obligated to maintain in accordance with our debt agreements, which are discussed further below. As of February 28, 2018, following the closing of the February 2018 Financing Transactions (as discussed in note 17 of the audited financial statements), our cash and cash equivalents were approximately $14.9 million. In addition, as of February 28, 2018, the aggregate principal amount outstanding under our debt agreements was approximately $17.6 million. We were out of compliance with certain covenant requirements associated with our loan from Five Star Bank. Five Star Bank waived their right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through April 3, 2019. Unless Five Star Bank extends its waiver of the applicable covenant, or we enter into strategic agreements that include significant cash payments upfront, significantly increase revenues from sales or raise additional capital through the issuance of equity, we will exceed the maximum debt-to-worth requirement under our promissory note with Five Star Bank at the expiration of the waiver on April 3, 2019. As of December 31, 2017, we had an accumulated deficit of $265.6 million, and we estimate that we will continue to incur losses, which will further increase our accumulated deficit.

Our historical operating results and negative working capital as of December 31, 2017 indicate substantial doubt exists related to our ability to continue as a going concern. However, we believe that our existing cash and cash equivalents of $0.7 million at December 31, 2017, expected revenues, the net proceeds from equity financing and debt conversions during the first quarter of 2018 (as discussed in Note 17), expected future debt or equity financings, and cost management as well as cost reductions will be sufficient to fund operations as currently planned through one year from the date of the issuance of these financial statements. We also anticipate securing additional sources of through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic results. However, we cannot predict, with certainty, the outcome of its actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to us or at all. Further, we may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We have based our beliefs on assumptions and estimates that may prove to be wrong, and we could spend its available financial resources less or more rapidly than currently expected. The actions discussed above cannot be considered probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs for 12 months from the issuance of the financial statements. If we become unable to continue as a going concern, we may have to liquidate our assets, and stockholders may lose all or part of their investment in our common stock.

Additional information regarding risks related to our capital and liquidity is described in this Annual Report filed on Form 10-K in Part I— Item 1A— “Risk Factors”, which should be read in connection with this disclosure.

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of December 31, 2017, we had received an aggregate of $3.9 million in payments under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $1.1 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

We had the following debt arrangements in place as of December 31, 2017, in each case as discussed below (dollars in thousands):

DESCRIPTION	STATED ANNUAL INTEREST RATE	PRINCIPAL BALANCE (INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	14.00%	$12,595	Monthly(6)/October 2018(7)
Promissory Note (2)	6.25%	$9,126	Monthly/June 2036
Promissory Notes (3)	8.00%	$41,622	Biannually(8)/August 2020
Secured Borrowings(4)	13.6%	$1,286	Varies(9)/March 2018(10)
Converitble Promissory Notes(5)	1.00%	$4,005	At maturity/October 2020

(1)	See “—October 2012 and April 2013 Secured Promissory Notes.”
(2)	See “—June 2014 Secured Promissory Note.”
(3)	See “—August 2015 Senior Secured Promissory Notes.”
(4)	See “—LSQ Financing.”
(5)	See “—Convertible Secured Promissory Note.”
(6)	Monthly payments are interest only until maturity.
(7)	In November 2016, the maturity date was extended to October 2018.
(8)	Biannual payments are interest only until maturity with principal payments due in increments at three, four and five years from the closing date.
(9)	Payable through the lender’s direct collection of certain accounts receivable through March 2018.
(10)	This financing terminates in March 2018, but automatically extends if the Company does not provide written notice of termination. The lender can terminate this agreement with 30 days written notice. See the further discussion in “LSQ Financing.”

October 2012 and April 2013 Secured Promissory Notes

On October 2, 2012, we borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013 (“Conversion Date”), we entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bore interest at 14% at December 31, 2017. This loan is collateralized by substantially all of the Company’s assets. Pursuant to an amendment entered into in December 2017, in connection with the February 2018 Financing Transactions, $10.0 million aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Promissory Notes converted to an aggregate of 5,714,285 shares of our common stock and warrants to purchase 1,142,856 shares of our common stock, such that $2.45 million of principal under such notes remained outstanding, the maturity of the such notes was extended to December 31, 2022, the interest was reduced from 14% to 8% and all interest payments under such notes were deferred to the maturity on December 31, 2022

June 2014 Secured Promissory Note

In June 2014, we borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Five Star Bank”) which bears interest at 6.25% as of September 30, 2017. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The September 2014 Secured Promissory Note is repayable in monthly payments of $69,721 and adjusted from time-to-time as the interest rate changes, with the final payment due in September 2036. Certain of our deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. We are required to maintain a deposit balance with Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until we provide documentation that the proceeds were used for construction of our manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with Five Star Bank. As of December 31, 2017, we had $487,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

August 2015 Senior Secured Promissory Notes

On August 20, 2015, we entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science& Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of our common stock. Pursuant to such purchase agreement, we sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. On May 31, 2016, we entered into an amendment to the August 2015 Senior Secured Promissory Notes, pursuant to which each such affiliate agreed to delete from the August 2015 Senior Secured Promissory Notes the provisions that had required us to maintain a $15 million minimum cash balance. Pursuant to an amendment entered into in December 2017, in connection with the February 2018 Financing Transactions, $35.0 million aggregate principal amount of the August 2015 Senior Secured Promissory Notes was converted into an aggregate of 20,000,000 shares of our common stock and warrants to purchase 4,000,000 shares of our common stock, such that $5.0 million of principal under the such notes remained outstanding, the maturity of the such notes was extended to December 31, 2022, all interest payments under the such notes was deferred to maturity on December 31, 2022 and Ospraie was granted a right of first refusal to acquire such notes.

The August 2015 Senior Secured Promissory Notes are secured by substantially all of our personal property assets. The agent, acting on behalf of the lenders, shall be entitled to have a first priority lien on our intellectual property assets, pursuant to intercreditor arrangements with certain of our existing lenders.

LSQ Financing

On March 24, 2017, we entered into an Invoice Purchase Agreement (the “LSQ Financing”) with LSQ pursuant to which LSQ may elect to purchase up to $7,000,000 of eligible customer invoices from the Company. Our obligations under the LSQ Financing are secured by a lien on substantially all of our personal property.

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

We also pay to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears. An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding). The LSQ Financing will be effective for one year with automatic one year renewals thereafter unless terminated by the Company at least 60 and not greater than 90 days from the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window. LSQ may terminate this agreement with 30 days written notice at which time the LSQ Financing will be terminated at the earlier of the 30-day period, the end of the current term, or the end of the then renewal term. The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. We incurred $215,000 in financing-related costs as part of the LSQ Financing that were recorded as a debt discount and amortized to interest expenses over the initial one-year term. The unamortized portion of these financing costs is $54,000 as of December 31, 2017.

In April 2017, we began receiving advances under the LSQ Financing. There was a $1.2 million in outstanding balance under the LSQ Financing as of December 31, 2017.

Upon sale of the receivable, we may elect to set up a reserve where upon the cash for the sale remains with the third-party and the Company can draw on the available amount on the reserve account at any time. Since April 2017, there were times when we elected to utilize the reserve account, and we had $4,000 in excess funds available on the reserve account outstanding as of December 31, 2017. As of December 31, 2017, we had $2,931,000 included in accounts receivable that were transferred under this arrangement.

Convertible Secured Promissory Note

On October 12, 2017, we and Dwight W. Anderson (“Anderson”) entered into a $1,000,000 convertible promissory note, which was restated in its entirety by a convertible promissory note entered into by the Company and Anderson on October 23, 2017 (the “October 2017 Convertible Note”). The October 2017 Convertible Note was an unsecured promissory note in the aggregate principal amount of up to $6,000,000, at Anderson’s sole discretion, due on October 23, 2020 (the “Maturity Date”). Under the terms of the October 2017 Convertible Note, from the date of the closing through December 31, 2017, the October 2017 Convertible Note bore interest at a rate of 1% per annum, payable in arrears on the Maturity Date, unless earlier converted into shares of our common stock as described below. Thereafter, beginning January 1, 2018, the October 2017 Convertible Note bore interest at a rate of 10% per annum, payable in arrears on the Maturity Date, unless earlier converted into shares of our common stock as described below.

Any or all of the principal or accrued interest under the October 2017 Convertible Note was convertible into shares of our common stock at a rate of one share of common stock per $1.00 of converting principal or interest, rounded down to the nearest share with any fractional amounts cancelled, at the election of Anderson by delivery of written notice to the Company. In addition, upon the consummation of a qualified equity financing of the Company prior to the Maturity Date, the aggregate outstanding principal balance of the October 2017 Convertible Note and all accrued and unpaid interest thereon was convertible, at the option of Anderson, into that number of the securities issued and sold in such financing, determined by dividing (a) such aggregate principal and accrued interest amounts, by (b) the purchase price per share or unit paid by the purchasers of the Company’s securities issued and sold in such financing. Notwithstanding the foregoing, Anderson’s ability to affect any such conversions will be limited by applicable provisions governing issuances of shares of the Company’s common stock under the rules of The Nasdaq Capital Market, subject to the Company’s receipt of any applicable waivers thereof, and any amounts not issuable to Anderson in the Company’s equity securities as a result of this limitation will be payable in cash.

On December 22, 2017, the Company and Anderson amended and restated in its entirety the terms of the October 2017 Convertible Note (“Secured December 2017 Convertible Note”). The Secured December 2017 Promissory Note was a secured promissory note in the aggregate principal amount of up to $6,000,000, at Anderson’s sole discretion, due on October 12, 2020 (the “Maturity Date”). As of December 31, 2017, the outstanding balance under the Secured December Convertible Note was $4,000,000. The interest rate and conversion terms of the Secured December 2017 Convertible Note remained unchanged from the terms of the October 2017 Convertible Note as described above, except that in connection with the entry into the Purchase Agreement, the conversion rate was reduced from $1.00 per share of our common stock to $0.50.

The following table sets forth a summary of our cash flows for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
		(In thousands)
Net cash used in operating activities	$(21,056)	$(24,307)	$(36,174)
Net cash used in investing activities	(814)	(209)	(1,646)
Net cash provided by financing activities	13,047	14,287	22,334
Net decrease in cash and cash equivalents	$(8,823)	$(10,229)	$(15,486)

Cash Flows from Operating Activities

Net cash used in operating activities of $21.1 million during the twelve months ended December 31, 2017 primarily resulted from our net loss of $30.9 million, which included $2.0 million of depreciation and amortization expense, $2.1 million of share-based compensation expense, $1.6 million of non-cash interest expense, and $0.4 million of loss on sale of equipment. In addition, net cash used in operating activities resulted from an increase in inventories of $1.3 million, increases in prepaid expenses and deferred product revenues of $0.5 million, all of which was offset by a $2.3 million increase in accounts payable, a $2.6 million increase in accrued and other liabilities, and a $0.8 million increase in deferred revenues.

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

Cash Flows from Investing Activities

Net cash used in investing activities of $0.8 million during the twelve months ended December 31, 2017 resulted from the purchase of property, plant and equipment to support growth of our operations.

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

Cash Flows from Financing Activities

Net cash provided by financing activities of $13.0 million during the twelve months ended December 31, 2017 consisted primarily of $8.2 million in proceeds from the issuance of common stock net of offering costs, proceeds from debt, net of repayments and financing costs of $4.3 million, and $1.0 million from the change in restricted cash associated with one of our secured financings. This was partially offset by $0.4 million in payments on our capital lease obligations.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2017:

	TOTAL	2018	2019-2020	2021-2022	2023 AND BEYOND
	(In thousands)
Operating lease obligations	$1,564	$949	$615	$—	$—
Debt	66,824	23,988	34,575	657	7,604
Interest payments relating to debt	15,784	6,574	4,266	1,048	3,896
Total	$84,172	$31,511	$39,456	$1,705	$11,500

Subsequent to December 31, 2017, the Company exchanged certain debt financing for which the maturities are noted above. See Note 17 of the audited financial statements for further discussion.

The following is a summary of our contractual obligations as of February 28, 2018 at the end of the month after the transaction:

	TOTAL	Payable in 2018, after February 28, 2018	2019-2020	2021-2022	2023 AND BEYOND
	(In thousands)
Operating lease obligations	$1,486	$871	$615	$—	$—
Debt	17,572	1,286	575	8,107	7,604
Interest payments relating to debt	9,899	523	1,131	4,349	3,896
Total	$28,957	$2,680	$2,321	$12,456	$11,500

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

Since December 31, 2017, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations during the years ended December 31, 2017, 2016 and 2015.

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

In some cases, we recognize distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to us certain unsold products, we consider the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of December 31, 2017 and 2016, we recorded deferred product revenues of $6.5 million and $5.4 million, respectively, The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. Cash received from customers related to delivered product that may not represent a true sale is classified as customer refund liabilities in the consolidated balance sheets and the related cost of inventory remains in inventory in the consolidated balance sheets until the product is returned or is resold to customers of the distributor and revenue is recognized. During the years ended December 31, 2017, 2016 and 2015, 39%, 44% and 47%, respectively, of total revenues were recognized on a sell-through basis.

We offer certain product rebates to our distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

We recognize license revenues pursuant to strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. We received no payments under these years for the year ended December 31, 2017 and there were no amounts included in accounts receivable under these agreements as of December 31, 2017. During the year ended December 31, 2016, we received payments totaling $0.3 million under these agreements, and as of December 31, 2016, there were no amounts included in accounts receivable under these agreements. During the year ended December 31, 2015, we received payments totaling $0.8 million under these agreements.

As of December 31, 2017, we recorded current and non-current deferred revenues of $0.2 million and $1.6 million, respectively, related to payments received under these agreements. As of December 31, 2016, we recorded current and non-current deferred revenues of $0.2 million and $1.8 million, respectively, related to payments received under these agreements.

Share-Based Compensation

We recognize share-based compensation expense for all stock options and restricted stock units granted to employees and directors based on estimated fair values.

We estimate the fair value of restricted stock units based on the closing bid price of our common stock on the date of grant. During the year ended December 31, 2017, 2016, and 2015, we recognized $123,000, $198,000 and $96,000 of share-based compensation expense on restricted stock units. Total share-based compensation expense related to restricted stock units not yet recognized as of December 31, 2017 was $314,000, which is expected to be recognized over a weighted average period of 1.3 years.

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

The estimated fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $2.1 million, $2.5 million and $5.0 million, respectively. The weighted-average estimated fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $0.63, $0.61, and $0.75 per share, respectively. During the years ended December 31, 2017, 2016 and 2015, we recorded share-based compensation expense related to stock options of $1.9 million, $2.5 million, and $3.7 million, respectively. As of December 31, 2017, the total share-based compensation expense related to unvested stock options granted to employees under our share-based compensation plans but not yet recognized was $0.5 million. These costs will be amortized to expense on a straight-line basis over a weighted-average remaining term of 2.0 years.

We use the Black-Scholes-Merton (“BSM”) option-pricing model to calculate the estimated fair value of stock options on the measurement date (generally, the date of grant). The required inputs in the option-pricing model include the expected life of the stock options, estimated volatility factor, risk-free interest rate and expected dividend yield. These inputs are subjective and generally require significant judgment. During the years ended December 31, 2017, 2016 and 2015, we calculated the fair value of stock options granted based on the following assumptions:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Expected life (years)	6.08	5.85-6.08	6.08
Estimated volatility factor	43%-45%	45%-46%	46%-47%
Risk-free interest rate	1.82%-2.3%	1.13%-2.18%	1.86%-1.93%
Expected dividend yield	—	—	—

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets cannot be recognized under the preceding criteria, we establish valuation allowances, as necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2017 and 2016, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. Our judgments regarding deferred tax assets may change due to future market conditions, as we expand into international jurisdictions, due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to our deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made.

We recognize liabilities for uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our policy is to analyze our tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. As of December 31, 2017 and 2016, we concluded that no uncertain tax positions were required to be recognized in our consolidated financial statements.

We recognize interest and penalties related to income tax matters in income tax expense. No amounts were recognized for interest and penalties during the years ended December 31, 2017, 2016 and 2015.

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

Interest Rate Risk

We had cash and cash equivalents of $0.8 million as of December 31, 2017, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Marrone Bio Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marrone Bio Innovations, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s historical operating results and negative working capital indicate substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Roseville, California

April 4, 2018

MARRONE BIO INNOVATIONS, INC.

Consolidated Balance Sheets

(In Thousands, Except Par Value)

	DECEMBER 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$786	$9,609
Restricted cash, current portion	487	1,444
Accounts receivable	3,785	3,592
Inventories, net	9,827	8,482
Deferred cost of product revenues	3,063	2,688
Prepaid expenses and other current assets	1,170	1,060
Total current assets	19,118	26,875
Property, plant and equipment, net	16,016	17,343
Restricted cash, less current portion	1,560	1,560
Other assets	219	205
Total assets	$36,913	$45,983
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,800	$1,385
Accrued liabilities	8,189	5,508
Accrued interest due to related parties	1,622	1,618
Deferred revenue, current portion	6,193	5,647
Derivative liability	674	—
Capital lease obligations, current portion	—	839
Debt, current portion	1,524	252
Total current liabilities	22,002	15,249
Deferred revenue, less current portion	2,046	1,787
Debt, less current portion	24,407	21,083
Debt due to related parties	37,822	36,667
Other liabilities	1,287	1,381
Total liabilities	87,564	76,167
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 31,351 shares issued and outstanding as of December 31, 2017 and 24,661 as of December 31, 2016	—	—
Additional paid in capital	214,921	204,463
Accumulated deficit	(265,572)	(234,647)
Total stockholders’ deficit	(50,651)	(30,184)
Total liabilities and stockholders’ deficit	$36,913	$45,983

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Revenues:
Product	$17,935	$13,715	$8,976
License	232	327	333
Related party	—	—	492
Total revenues	18,167	14,042	9,801
Cost of product revenues, including cost of product revenues to related parties of $0, $0 and $254 for the years ended December 31, 2017, 2016 and 2015, respectively	10,528	9,522	9,256
Gross profit	7,639	4,520	545
Operating Expenses:
Research, development and patent	10,820	9,670	13,500
Selling, general and administrative	19,814	18,510	26,502
Total operating expenses	30,634	28,180	40,002
Loss from operations	(22,995)	(23,660)	(39,457)
Other income (expense):
Interest income	1	37	51
Interest expense	(3,374)	(2,941)	(2,764)
Interest expense to related parties	(4,355)	(4,361)	(1,599)
Change in estimated fair value of derivative liability	(96)	—	—
Other income (expense), net	(106)	(146)	41
Total other expense, net	(7,930)	(7,411)	(4,271)
Loss before income taxes	(30,925)	(31,071)	(43,728)
Income taxes	—	—	—
Net loss	$(30,925)	$(31,071)	$(43,728)
Basic and diluted net loss per common share	$(1.06)	$(1.26)	$(1.79)

Weighted-average shares outstanding used in computing net loss per common share	29,235	24,617	24,469

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Comprehensive Loss

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Net loss	$(30,925)	$(31,071)	$(43,728)
Other comprehensive loss	—	—	—
Comprehensive loss	$(30,925)	$(31,071)	$(43,728)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements Stockholders’ Equity (Deficit)

(In Thousands)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2014	24,465	$—	$193,079	$(159,848)	$33,231
Net loss	—	—	—	(43,728)	(43,728)
Exercise of stock Options	61	—	54	—	54
Share-based compensation	—	—	3,811	—	3,811
Issuance of common stock warrants	—	—	4,610	—	4,610
Conversion of restricted stock units	10	—	—	—	—
Balance at December 31, 2015	24,536	$—	$201,554	$(203,576)	$(2,022)
Net loss	—	—	—	(31,071)	(31,071)
Exercise of stock options	48	—	31	—	31
Share-based compensation	—	—	2,669	—	2,669
Issuance of common stock warrants	—	—	209	—	209
Conversion of restricted stock units	77	—	—	—	—
Balance at December 31, 2016	24,661	$—	$204,463	$(234,647)	$(30,184)
Net loss	—	—	—	(30,925)	(30,925)
Exercise of stock options	14	—	17	—	17
Share-based compensation	—	—	2,060	—	2,060
Issuance of common stock warrants for services	—	—	54	—	54
Issuance of restricted stock units	—	—	139	—	139
Issuance of common stock in follow-on offering, net of offering costs and underwriter commissions	6,676	—	8,188	—	8,188
Balance at December 31, 2017	31,351	$—	$214,921	$(265,572)	$(50,651)

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(30,925)	$(31,071)	$(43,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,044	2,235	3,510
Loss (gain) on disposal of equipment	363	135	(39)
Share-based compensation and warrants issued for services	2,114	2,669	3,811
Non-cash interest expense	1,596	1,329	803
Change in fair value of derivative liability	96	—	—
Net changes in operating assets and liabilities:
Accounts receivable	(193)	(1,245)	(560)
Inventories	(1,345)	582	3,580
Prepaid Expenses and other assets	(144)	189	142
Deferred cost of product revenues	(375)	(1,092)	201
Accounts payable	2,305	(588)	(3,486)
Accrued and other liabilities	2,599	(219)	(76)
Accrued interest due to related parties	4	443	1,175
Deferred revenue	805	2,494	29
Deferred revenue from related parties	—	(168)	(492)
Customer refund liabilities	—	—	(1,044)
Net cash used in operating activities	(21,056)	(24,307)	(36,174)
Cash flows from investing activities
Purchases of property, plant and equipment	(849)	(209)	(1,653)
Proceeds from the sale of equipment	35	—	7
Net cash used in investing activities	(814)	(209)	(1,646)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	8,188	—	—
Proceeds from issuance of debt	4,000	—	—
Proceeds from issuance of debt due to related parties, net of financing costs	—	—	39,698
Proceeds from secured borrowings	16,228	—	—
Reductions in secured borrowings	(14,952)	—	—
Repayment of debt	(756)	(260)	(435)
Financing costs	(215)	(75)	—
Repayment of capital leases	(420)	(821)	(1,983)
Change in restricted cash	957	15,412	(15,000)
Exercise of stock options	17	31	54
Net cash provided by financing activities	13,047	14,287	22,334
Net decrease in cash and cash equivalents	(8,823)	(10,229)	(15,486)
Cash and cash equivalents, beginning of period	9,609	19,838	35,324
Cash and cash equivalents, end of period	$786	$9,609	$19,838

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0, $0, and $4 and for the years ended December 31, 2017, 2016 and 2015, respectively	$5,993	$5,550	$2,297
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$245	$21	$499
Equipment acquired under capital leases	$—	$1,586	$787

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2017

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

In December 2016, the Company filed a shelf registration statement with the SEC on Form S-3 that provides for the sale and issuance of up to $50,000,000 of its common stock, preferred stock, debt securities, warrants, rights and/or units, including the ability to sell up to $15,000,000 of the Company’s common stock through an at-the-market program in accordance with an offering agreement with a third party. See Note 15 for further discussion.

In December 2017, the Company entered into a securities purchase agreement with certain accredited investors for an aggregate purchase price of $30,000,000 of common stock subject to certain conditions which included shareholder approval which had not been met as of December 31, 2017. See Note 17 for further discussion.

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of December 31, 2017, the Company had an accumulated deficit of $265,572,000 has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. Until the completion of the IPO in August 2013, the Company had funded operations primarily with net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of December 31, 2017, the Company had a working capital deficit of $2,884,000, including cash and cash equivalents of $786,000. In addition, as of December 31, 2017, the Company had debt and debt due to related parties of $25,931,000 and $37,822,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. In addition, as of December 31, 2017, the Company had a total of $2,047,000 of restricted cash relating to these debt agreements (see Notes 6 and 14).

If the Company further breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires April 3, 2019, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under a promissory note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

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

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from the Company’s ability to continue as a going concern. The Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements.

The Company’s historical operating results and negative working capital as of December 31, 2017 indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company believes that its existing cash and cash equivalents of $786,000 at December 31, 2017, expected revenues, the net proceeds from equity financing and debt conversions during the first quarter of 2018 (as discussed in Note 17), expected future debt or equity financings and cost management as well as cost reductions will be sufficient to fund operations as currently planned through one year from the date of the issuance of these financial statements. The Company anticipates securing additional sources of through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic results. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to us or at all. Further, the Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. The Company has based its beliefs on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The actions discussed above cannot be considered probable of occurring and mitigating the substantial doubt raised by its historical operating results and satisfying its estimated liquidity needs for 12 months from the issuance of the financial statements. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets, and stockholders may lose all or part of their investment in our common stock.

The June 2014 Secured Promissory Note contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the financial statements. The lender has waived their right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through April 3, 2019. As a result, none of the long term portion of the Company’s outstanding debt has been reclassified to current in these financial statements as of December 31, 2017.

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

Deriviative Liability

From time-to-time, the Company may issue convertible notes that contain embedded features that required derivative accounting. The Company’s convertible, debt as further discussed in Note 6, has an embedded derivative that required bifurcation from the host instrument.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

DECEMBER 31, 2017
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$—	$—	$—	$—

	DECEMBER 31, 2016
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$3,752	$3,752	$—	$—

The Company’s money market funds are held at registered investment companies. As of December 31, 2017, there were no money market funds. As of December 31, 2016, the money market funds were in active markets and, therefore, are measured based on the Level 1 valuation hierarchy.

	DECEMBER 31, 2017
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Liabilities
Derivative liability	$674	$—	$—	$674

DECEMBER 31, 2016
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3

Derivative liability	$—	$—	$—	$—

The Company estimated the fair value of the derivative liability as of December 31, 2017 using an Option Pricing Model. The fair value is subjective and is affected by certain significant inputs to the valuation model, which are disclosed in the table below. The fair value of the derivative liability is based upon the  outputs of the Option Pricing Model probability-weighted to reflect three different  conversion option exercise dates. As the Option Pricing Model estimates the fair value of derivative liability using unobservable inputs, it is considered to be a Level 3 fair value measurement.

As a result of the change in the estimated fair value between the issuance dates of the derivative liability issued beginning on October 12, 2017 and December 31, 2017, the Company recognized a net loss from the total change in estimated fair value of the derivative liabilities as shown in the tables below. This loss is included in the change in estimated fair value of derivative liability in the Company’s statement of operations.

The following table provides a reconciliation of the activity between the issuance date and ending balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

WARRANT LIABILITY
Fair value at December 31, 2016	$—
Derivative liability issued	578
Change in estimated fair value recorded of financial instruments	96

Fair value at December 31, 2017	$674

The following table represents significant unobservable inputs used in determining the fair value of the derivative liability:

	December 31,
	2017	2016
Stock Price volatility	60%	—
Risk-free rate	1.28%	—
Probability weighted term in years	0.42	—

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

During the years ended December 31, 2017, 2016 and 2015, 9%, 10% and 9%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues were its Regalia, Grandevo, and Venerate product lines for the years ended December 31, 2017, 2016 and 2015, accounting for 87%, 89% and 96%, respectively, of the Company’s total revenues.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B
Year ended December 31,
2017	24%	2%
2016	25%	3%
2015	28%	10%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either December 31, 2017 or 2016 consist of the following:

	Customer
	A	B	C	D	E	F
December 31, 2017	22%	3%	—%	16%	11%	11%
December 31, 2016	21%	10%	14%	—%	1%	—%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently relies on one supplier for this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long term business relationship with this supplier. The Company endeavors to keep 6 months of knotweed extract on hand at any given time, but an unexpected disruption in supply could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price.

Accounts Receivable

The carrying value of the Company’s receivables represents their estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectablity of those balances and the allowance is recorded accordingly. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. During the years ended December 31, 2017, 2016 and 2015, no receivables balances were written off. As of December 31, 2017 and 2016, the Company had no allowance for doubtful accounts.

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

During the year ended December 31, 2017, the Company recorded, as a component of cost of product revenues, adjustments to inventory reserves of $125,000 due to quantities on hand that may not be used or sold prior to expiration, and an adjustment of $224,000 as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

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

Inventories, net consist of the following (in thousands):

	DECEMBER 31,
	2017	2016
Raw materials	$2,310	$3,491
Work in progress	2,441	2,044
Finished goods	5,076	2,947
	$9,827	$8,482

As of December 31, 2017 and 2016, the Company had $252,000 and $127,000, respectively, in reserves against its inventories.

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of December 31, 2017 and 2016, the Company recorded deferred cost of product revenues of $3,063,000 and $2,688,000, respectively.

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

The Company recognized a combined loss on disposals or impairment charge totaling $369,000 for the year ended December 31, 2017 on these disposed or held for sale assets. The Company included the loss on disposal or impairment charge in selling, general and administrative expenses. During the year ended December 31, 2016, the Company identified certain equipment that it intended to dispose of or sell in the near term. The estimated net realizable value of this equipment was $70,000 and determined using third-party appraisals. These items were classified as held for sale and were valued based on unobservable inputs and classified as Level 3 within the fair value hierarchy. These assets were classified in prepaid expenses as of December 31, 2016 and disposed of or sold during the year ended December 31, 2017.

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

In some cases, the Company recognizes distributor revenue as title and risk of loss passes, provided all other revenue recognition criteria have been satisfied (the “sell-in” method). For certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor; specifically, in instances where “inventory protection” arrangements were offered to distributors that permitted these distributors to return to the Company certain unsold products, the Company considers the arrangement not to be fixed or determinable, and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). As of December 31, 2017 and 2016, the Company recorded deferred product revenues of $6,451,000 and $5,411,000, respectively. The cost of product revenues associated with such deferral are also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. During the years ended December 31, 2017, 2016 and 2015, 39%, 44%, and 47%, respectively, of total revenues were recognized on a sell-through basis.

The Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. The Company received no payments under these distribution agreements during the year ended December 31, 2017. During the year ended December 31, 2016, the Company received payments totaling $300,000 under these agreements.  During the year ended December 31, 2015, the Company received payments totaling $750,000 under these agreements. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $232,000, $327,000 and $333,000, respectively, as license revenues, excluding related party revenues.

As of December 31, 2017, the Company recorded current and non-current deferred revenues of $233,000 and $1,557,000, respectively, related to payments received under these agreements. As of December 31, 2016, the Company recorded current and non-current deferred revenues of $236,000 and $1,787,000, respectively, related to payments received under these agreements.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. During the years ended December 31, 2017, 2016 and 2015, research and development expenses totaled $9,711,000, $8,654,000 and $12,392,000, respectively, and patent expenses totaled $1,109,000, $1,016,000, and $1,108,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were $386,000, $213,000 and $456,000, respectively.

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

The Company uses the Black-Scholes-Merton option-pricing model to calculate the estimated fair value of stock options on the measurement date (generally, the date of grant). The required inputs in the option-pricing model include the expected life of the stock options, estimated volatility factor, risk-free interest rate and expected dividend yield. These inputs are subjective and generally require significant judgment. During the years ended December 31, 2017, 2016 and 2015, the Company calculated the fair value of stock options granted based on the following assumptions:

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Expected life (years)	6.08	5.85-6.08	6.08
Estimated volatility factor	43%-45%	45%-46%	46%-47%
Risk-free interest rate	1.82%-2.30%	1.13%-2.18%	1.86%-1.93%
Expected dividend yield	—	—	—

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets cannot be recognized under the preceding criteria, the Company establishes valuation allowances, as necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 31, 2017 and 2016, all deferred tax assets were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. The Company’s judgments regarding deferred tax assets may change due to future market conditions, as the Company expands into international jurisdictions, due to changes in U.S. or international tax laws and other factors.

These changes, if any, may require material adjustments to the Company’s deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made. The Company recognizes liabilities for uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to analyze the Company’s tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. As of December 31, 2017 and 2016, the Company concluded that there were no additional uncertain tax positions were required to be recognized in its consolidated financial statements.

The Company recognizes interest and penalties related to income tax matters in income tax expense. No amounts were recognized for interest and penalties during the years ended December 31, 2017, 2016 and 2015.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 and its related amendments provide new, globally applicable converged guidance concerning recognition and measurement of revenue. The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized. The underlying principle is that revenue is to be recognized for the transfer of goods or services to customers that reflects the amount of consideration that the Company expects to be entitled to in exchange for those goods or services. Additionally, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2017. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The full retrospective method requires ASU 2014-09 be applied to each prior period presented in the year of adoption and the cumulative effect of adoption would be reflected at the beginning of the year of adoption. The modified retrospective method has the cumulative effect of applying ASU 2014-09 at the beginning of the year of adoption. The Company will adopt ASU 2014-09 in the first quarter of 2018. The Company is currently evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU 2014-09.

The Company has assessed significant impacts of the new guidance on its accounting policies and procedures and has evaluated the new requirements as applied to existing revenue contracts. The Company believes the most significant impact will relate to the recognition of product sales made to distributors. The Company currently recognizes revenue from the sale of products made to distributors on either a sell-in or sell-through basis depending on the specific circumstances of the arrangement. The new guidance is currently expected to result in an acceleration of revenue as under the new standard, the Company may no longer be required to defer revenues related to distributors that are currently recognized on the sell-through basis. Under the new guidance, the Company will be required to make estimates and evaluate assumptions related to the amount of net contract revenues, including the impact of any forms of variable consideration. These estimates could result in the deferral of revenue. In addition, the new guidance is currently expected to result in expanded disclosures related to variable consideration and the judgments used to estimate it. When the Company adopts the new revenue standard, the Company estimates that the adjustment to its accumulated deficit, deferred revenues and deferred cost of product revenues will be material. The Company is still in the process of estimating the necessary adjustments associated with ASU 2014-09. The Company has reviewed its revenue contracts and is implementing the new guidance for the first quarter of 2018. The Company is also proceeding with updates to its business processes, systems and controls to fully comply with ASU 2014-09.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	DECEMBER 31,
	2017	2016
Land	$1	$1
Buildings	6,528	6,528
Computer equipment and software	522	522
Furniture, fixtures and office equipment	343	352
Machinery and equipment	15,302	14,887
Leasehold improvements	2,373	2,373
Construction in progress	218	7
	25,287	24,670
Less accumulated depreciation	(9,271)	(7,327)
	$16,016	$17,343

The Company has granted interests in certain property, plant and equipment to third parties in connection with certain financing arrangements (see Note 6).

The Company recognized depreciation and amortization expense during the years ended December 31, 2017, 2016 and 2015 of $2,044,000, $2,235,000 and $3,510,000, respectively, which included amortization expense related to capital leases during those periods (see Note 10).

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

The following table sets forth the potential shares of common stock as of the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	DECEMBER 31,
	2017	2016	2015
Stock options outstanding	3,121	3,397	2,116
Warrants to purchase common stock	4,232	4,152	4,027
Restricted stock units outstanding	822	415	107
Convertible notes payable	4,005	—	—

100

	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss	$(30,925)	$(31,071)	$(43,728)

Denominator
Weighted average shares outstanding used for basic and diluted net loss per share	29,235	24,617	24,469
Basic and diluted net loss per share	$(1.06)	$(1.26)	$(1.79)

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2017	2016
Accrued compensation	$1,825	$1,403
Accrued warranty costs	556	754
Accrued legal costs	1,558	569
Accrued customer incentives	1,986	639
Accrued liabilities, other	2,264	2,143
	$8,189	$5,508

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

Balance at December 31, 2016	$754
Warranties issued (released) during the period	(188)
Settlements made during the period	(10)
Balance at December 31, 2017	$556

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	DECEMBER 31,
	2017	2016
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 14.00% per annum, payable monthly through October 2018, collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of December 31, 2017 and December 31, 2016 of $103 and $228, respectively, discount is based on imputed interest rate of 15.5%	$12,347	$12,222
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (6.5% as of December 31, 2017) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of December 31, 2017 and December 31, 2016 of $226 and $247, respectively, discount is based on imputed interest rate of 6.6%	8,872	9,113
Senior secured convertible promissory notes (“December 2017 Convertible Note”) Senior Secured Promissory Notes”) bearing interest at 1% per annum, interest and principal due at maturity (October 2020), collateralized by substantially all of the Company’s assets, net of unamortized discount as of December 31, 2017 of $510 based on imputed interest rate of 54.6%	3,490	—
Secured revolving borrowing (“LSQ Financing”) bearing interest at (13.6% annually) payable through the lenders direct collection of certain accounts receivable through March 2018, collateralized by substantially all of the Company’s personal property, net of unamortized debt discount as of December 31, 2017 and December 31, 2016 of $54 and $0, respectively, which is amortized on a straight-line basis	1,222	—
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest is payable biannually with principal payments due in increments at three, four and five years from the closing date, collateralized by substantially all of the Company’s assets, net of unamortized discount as of December 31, 2017 and December 31, 2016 of $2,178 and $3,333, respectively debt discount is based on imputed interest rate of 11.0% (see Note 14)	37,822	36,667
Debt, including debt due to related parties	63,753	58,002
Less debt due to related parties	(37,822)	(36,667)
Less current portion	(1,524)	(252)
	$24,407	$21,083

As of December 31, 2017, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties, are due as follows (in thousands):

Year Ended December 31,
2018	23,988
2019	10,279
2020	24,296
2021	318
2022	339
Thereafter	7,604
Total future principal payments	$66,824

Subsequent to December 31, 2017, the Company renegotiated certain debt instruments. See Note 17 for further discussion of loan payments.

The fair value of the Company’s outstanding debt obligations, which excludes debt due to related parties, as of December 31, 2017 and 2016 was $21,133,000 and $21,611,000, respectively. For the October 2012 and April 2013 Secured Promissory Notes, the debt was valued by applying the ratio of the value of common stock the lender agreed to take as consideration in connection with the Securities Purchase Agreement (Note 17) and applying this ratio to the outstanding principal balance. The Company used 6.5%, the current interest rate, to value the variable rate debt. This debt is classified as Level 3 within the fair value hierarchy. The debt entered into during 2017 was valued using the outstanding principal balance.

October 2012 and April 2013 Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013 (“Conversion Date”), the Company entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bear interest at 14% at December 31, 2017. This loan is collateralized by substantially all of the Company’s assets.

Activity related to the October 2012 and April 2013 Secured Promissory Notes from December 31, 2016 through December 31, 2017 consisted of the following (in thousands):

	DECEMBER 31,		AMORTIZATION	PRINCIPAL	DECEMBER 31,
	2016	ADDITIONS	OF DEBT	PAYMENTS	2017
Principal	$12,450	$—	$—	$—	$12,450
Debt discount related to the issuance of common stock warrants (1)	(203)	—	111	—	(92)
Discount related to the $3,750,000 Notes (1)	(25)	—	14	—	(11)

	$12,222	$—	$125	$—	$12,347

(1)	The amortization of this account is included in interest expense in the consolidated statements of operations and as non-cash interest expense in the consolidated statements of cash flows.

On December 15, 2017, the Company entered into an amendment to change the terms of the October 2012 and April 2013 Secured Promissory Notes. The terms of the amendment were contingent upon the occurrence of a specific equity transaction that had not occurred as of December 31, 2017. See Note 17 for further discussion of the impact of this amendment.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 6.5% as of December 31, 2017. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $71,051 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of December 31, 2017, the Company had $487,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets.

The Company may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

The Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. Effective September 30, 2015, the Company’s debt-to-worth ratio was greater than 4.0-to-1.0 as a result of the issuance of $40,000,000 in promissory notes in August 2015 as described in Note 14, which increased the Company’s debt while the Company continued to incur net losses, which decreased stockholders’ equity. However, the Company received a waiver from Five Star Bank with respect to compliance with the requirements to (i) maintain a current ratio greater than 1.25-to-1.0 (extended to December 31, 2017, and subsequently extended to October 1, 2018) and (ii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to December 31, 2017, and subsequently extended to October 1, 2018). In March 2018, the Company received a waiver from Five Star Bank with respect to compliance with the requirements to (i) maintain a current ratio greater than 1.25-to-1.0 (extended to April 3, 2019) and (iii) maintain a debt-to-worth ratio less than 4.0-to-1.0 (extended to April 3, 2019), as well as a waiver of the material adverse change clause, also through April 3, 2019. The Company would otherwise have been in default of both the current ratio and the debt-to-worth ratio, without the covenant waivers. The receipt of these waiver and the extension to provide financial statements under the October 2012 and April 2013 Secured Promissory Notes cured the Company’s otherwise being in breach of the covenants under the loan agreement for the year ended December 31, 2016 and 2017.

On December 15, 2017, the Company entered into an amendment to change the terms of the October 2012 and April 2013 Secured Promissory Notes. The terms of the amendment were contingent upon the financing contemplated in the Purchase Agreement. See Note 17 for further discussion of the impact of this amendment.

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

Advances by LSQ may be made at an advance rate of up to 80% of the face value of the receivables being sold. Upon the sale of the receivable, the Company will not maintain servicing. LSQ may require the Company to repurchase accounts receivable if (i) the payment is disputed by the account debtor, with the purchaser being under no obligation to determine the bona fides of such dispute, (ii) the account debtor has become insolvent or (iii) upon the effective date of the termination of the LSQ Financing. LSQ will retain its security interest in any accounts repurchased from the Company.

The Company will also pay to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears. An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding). The LSQ Financing will be effective for one year with automatic one year renewals thereafter unless terminated by the Company at least 60 and not greater than 90 days from the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window. LSQ may terminate this agreement with 30 days written notice at which time the LSQ Financing will be terminated at the earlier of the 30-day period, the end of the current term, or the end of the then renewal term. The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. The Company incurred $215,000 in financing-related costs as part of the LSQ Financing that were recorded as a debt discount and amortized to interest expenses over the initial one-year term. The unamortized portion of these financing costs is $54,000 as of December 31, 2017.

In April 2017, the Company began receiving advances under the LSQ Financing. There was a $1,222,000, net of discount, in outstanding balance under the LSQ Financing as of December 31, 2017.

Upon sale of the receivable, the Company may elect to set up a reserve where upon the cash for the sale remains with the third-party and the Company can draw on the available amount on the reserve account at any time. Since April 2017, there were times when the Company elected to utilize the reserve account, and the Company had $4,000 in excess funds available on the reserve account outstanding as of December 31, 2017. As of December 31, 2017, the Company had $2,931,000 included in accounts receivable that were transferred under this arrangement.

Equipment Financing

On August 22, 2017, the Company signed an equipment financing agreement (“Equipment Financing Agreement”) to purchase certain equipment it had leased under a capital lease. The total borrowed under the Equipment Financing Agreement was $496,000. There was no balance outstanding under the Equipment Financing Agreement as of December 31, 2017.

Secured Convertible Promissory Note

On October 12, 2017, the Company and Dwight W. Anderson (“Anderson”) entered into a $1,000,000 convertible promissory note, which was restated in its entirety by a convertible promissory note entered into by the Company and Anderson on October 23, 2017 (the “October 2017 Convertible Note”). The October 2017 Convertible Note was an unsecured promissory note in the aggregate principal amount of up to $6,000,000. The Company’s ability to borrow under the October 2017 Convertible Note were subject to Anderson’s approval and due on October 23, 2020 (the “Maturity Date”). Under the terms of the October 2017 Convertible Note, from the date of the closing through December 31, 2017, the October 2017 Convertible Note bore interest at a rate of 1% per annum, payable in arrears on the Maturity Date, unless earlier converted into shares of the Company’s common stock as described below. Thereafter, beginning January 1, 2018, the October 2017 Convertible Note bore interest at a rate of 10% per annum, payable in arrears on the Maturity Date, unless earlier converted into shares of the Company’s common stock as described below.

Any or all of the principal or accrued interest under the October 2017 Convertible Note was convertible into shares of the Company’s common stock at a rate of one share of common stock per $1.00 of converting principal or interest, rounded down to the nearest share with any fractional amounts cancelled, at the election of Anderson by delivery of written notice to the Company. In addition, upon the consummation of a qualified equity financing of the Company prior to the Maturity Date, the aggregate outstanding principal balance of the October 2017 Convertible Note and all accrued and unpaid interest thereon may convert, at the option of Anderson, into that number of the securities issued and sold in such financing, determined by dividing (a) such aggregate principal and accrued interest amounts, by (b) the purchase price per share or unit paid by the purchasers of the Company’s securities issued and sold in such financing. Notwithstanding the foregoing, Anderson’s ability to affect any such conversions will be limited by applicable provisions governing issuances of shares of the Company’s common stock under the rules of The Nasdaq Capital Market, subject to the Company’s receipt of any applicable waivers thereof, and any amounts not issuable to Anderson in the Company’s equity securities as a result of this limitation will be payable in cash.

On December 15, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Anderson, affiliate of Anderson and certain other accredited investors (collectively, the “Buyers”). In conjunction with the transaction contemplated in the Purchase Agreement, Anderson was entitled to convert any portion of the balance outstanding under the October 2017 Convertible Note and any accrued interest into shares of the Company’s common stock at a rate of one share of common stock per $0.50. Anderson’s ability to affect conversions at the $0.50 rate was subject to, among other things, approval of the Company’s shareholders, which had not been received as of December 31, 2017.

On December 22, 2017, the Company and Anderson amended and restated in its entirety the terms of the October 2017 Convertible Note (“Secured December 2017 Convertible Note”). The Secured December 2017 Promissory Note was a secured promissory note in the aggregate principal amount of up to $6,000,000, at Anderson’s sole discretion, due on October 12, 2020 (the “Maturity Date”). As of December 31, 2017, the outstanding principal balance under the Secured December Convertible Note was $4,000,000, exclusive of a $510,000 discount. The interest rate and conversion terms of the Secured December 2017 Convertible Note remain unchanged from the terms of the October 2017 Convertible Note as described above.

The Company recognized a discount on the October 2017 Convertible Note in the amount of incurred $578,000 as a result of a derivative liability associated with this debt. This discount is being amortized to interest expenses over the expected remaining term of the note. The unamortized portion of these financing costs is $367,000 as of December 31, 2017.

7. Warrants

The following table summarizes information about the Company’s common stock warrants outstanding as of December 31, 2017 (in thousands, except exercise price data):

				NUMBER OF
				SHARES
				SUBJECT TO
		EXPIRATION		WARRANTS	EXERCISE
DESCRIPTION	ISSUE DATE	DATE		ISSUED	PRICE
In connection with June 2013 Credit Facility (June 2013 Warrants)	June 2013	June 2023	(1)	27	$8.40
In connection with August 2015 Senior Secured Promissory Notes (August 2015 Warrants)	August 2015	August 2023		4,000	1.91
In connection with October 2012 and April 2013 Secured Promissory Notes (November 2016 Warrants)	November 2016	November 2026		125	2.38
In connection with June 2017 Consulting Agreement (June 2017 Warrants)	June 2017	June 2027		80	1.10
				4,232

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

The June 2013 Warrants became exercisable on the date of the IPO. The August 2015 Warrants were immediately exercisable and remain exercisable subject to certain exceptions. The November 2016 Warrants were immediately exercisable and remain exercisable subject to certain exceptions. The November 2017 Warrants vested over a period of six months are fully exercisable as of December 31, 2017.

See Note 17 for discussion of additional warrants issued after December 31, 2017.

8. Common Stock

In August 2013, the Company amended and restated its certificate of incorporation to increase the number of shares of common stock authorized for issuance to 250,000,000 shares with a par value of $0.00001. As of December 31, 2017, the Company had reserved shares of common stock for future issuances as follows (in thousands):

SHARES
Shares available for future grant under stock incentive plans	2,340
Stock options outstanding	3,121
Warrants to purchase common stock	4,232
Restricted stock units	822
Convertible notes payable	4,005
14,520

9. Stock Option Plans

In July 2006, the Company authorized the 2006 Equity Incentive Plan, as amended, (“2006 Plan”). The 2006 Plan provided for the issuance of up to 1,434,000 shares of common stock underlying awards. The 2006 Plan was terminated in December 2011 and no new stock awards may be granted under the 2006 Plan.

The 2006 Plan allowed holders to exercise stock options prior to their vesting. The common stock received by the employee is restricted and follows the same vesting schedule as the underlying option. In the event the employee voluntarily or involuntarily terminates employment from the Company, the Company retains a right to repurchase the unvested common stock at the original option exercise price. As of December 31, 2017 and 2016, no options had been exercised that would be subject to repurchase.

As of December 31, 2017, options to purchase 215,000 shares of the Company’s common stock at a weighted-average exercise price of $1.13 per share were outstanding under the 2006 Plan, of which 215,000 were vested. During the year ended December 31, 2017, 13,000 and 0 options were exercised and cancelled, respectively, under the 2006 Plan.

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

As of December 31, 2017, options to purchase 305,000 shares of the Company’s common stock at a weighted-average exercise price of $7.41 per share were outstanding under the 2011 Plan, of which 305,000 were vested. During the year ended December 31, 2017, 1,000 and 17,000 options were exercised and cancelled, respectively, under the 2011 Plan.

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

As of December 31, 2017, options to purchase 2,601,000 shares of the Company’s common stock at a weighted-average exercise price of $5.58 per share were outstanding under the 2013 Plan, of which 1,604,000 were vested. During the year ended December 31, 2017, 0 and 361,000 options were exercised and cancelled, respectively, under the 2013 Plan.

Generally, options vest 25% on the first anniversary from the date of grant and 1/48 per month thereafter (“Standard Vesting Terms”); however, options may be granted with different vesting terms as determined by the Company’s board of directors. During the year ended December 31, 2017, the Company granted 124,000 options with Standard Vesting Terms. During the year ended December 31, 2017, the Company granted restricted stock units under the 2013 Plan. The vesting periods for the restricted stock are subject to board approval and during the year ended December 31, 2017 varied from immediate to 36 months. During the year ended December 31, 2015, the Company granted restricted stock units under the 2013 Plan. On the date of grant, 7/12 of the restricted stock units vested immediately with 5/12 vesting equally over the five monthly anniversaries following the date of issuance of the award. One share of common stock is issuable for each vested restricted stock unit upon the earlier of the grantee’s separation of service or a change in control in the case of non-employee directors, or in the case of employees the board can decide to provide for the immediate issuance of common stock once vesting has occurred. As of December 31, 2017, there were 822,000 restricted stock units outstanding under the 2013 Plan.

The following table summarizes the activity under the Company’s stock option plans for the year ended December 31, 2017 (in thousands, except exercise price and remaining contractual life data):

			WEIGHTED-
			AVERAGE
		WEIGHTED-	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE	LIFE	INTRINSIC
	OUTSTANDING	PRICE	(IN YEARS)	VALUE
Balances at December 31, 2016	3,397	$5.62	7.9	$1,599
Options granted	124	1.40
Options exercised	(14)	1.21
Options cancelled	(386)	5.77
Balances at December 31, 2017	3,121	5.45	6.9	114
Vested and expected to vest at December 31, 2017	2,847	5.81	6.8	95
Exercisable at December 31, 2017	2,124	7.19	6.2	47

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $12,000, $20,000 and $35,000, respectively.

The estimated fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $2,066,000, $2,466,000 and $4,950,000, respectively. The weighted-average estimated fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $0.63 per share, $0.61 per share and $0.75 per share, respectively.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded share-based compensation expense related to stock options of $1,937,000, $2,471,000 and $3,715,000, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company did not realize any tax benefit associated with its share-based compensation expense as certain of the option grants were incentive stock options for which share-based compensation expense is not deductible and as a result of the full valuation allowance on the Company’s deferred tax assets (see Note 12).

As of December 31, 2017, the total share-based compensation expense related to unvested options granted to employees under the Company’s stock option plans but not yet recognized was $521,000. This expense will be recognized on a straight-line basis over a weighted-average remaining term of 2.0 years. The following table summarizes shares available for grant under the Company’s stock incentive plans for the year ended December 31, 2017 (in thousands):

SHARES
AVAILABLE
FOR
GRANT
Balances at December 31, 2016	1,622
Shares authorized	863
Options granted	(124)
Options cancelled	386
Restricted stock units granted	(407)
Balances at December 31, 2017	2,340

The following table summarizes the activity of restricted stock units for the year ended December 31, 2017 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2016	350	$0.75
Granted	407	1.07
Vested	(422)	0.89
Nonvested at December 31, 2017	335	$0.94

The fair value of restricted stock units is determined based on the closing bid price of the Company’s common stock on the date of grant. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $123,000, $198,000 and $96,000, respectively, of share-based compensation expense related to restricted stock units. Total share-based compensation expense related to restricted stock units not yet recognized as of December 31, 2017 was $314,000, which is expected to be recognized over a weighted average period of 1.3 years.

10. Capital Leases

The Company accounts for certain equipment acquired under financing arrangements as capital leases. This equipment is included in property, plant and equipment, and amortization of assets under capital leases is included in depreciation expense. As of December 31, 2017, the Company had no equipment acquired under capital leases. As of December 31, 2016 the cost of this equipment was $1,904,000 and accumulated amortization was $473,000.

Amortization of capital leases during the years ended December 31, 2017, 2016 and 2015 totaled $194,000, $265,000 and $1,567,000, respectively.

11. Commitments and Contingencies

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

The Company recognizes expense under its operating leases on a straight-line basis over the terms of the leases. As of December 31, 2017, the Company’s aggregate contractual future minimum lease payments under non-cancelable lease agreements is as follows (in thousands):

OPERATING
LEASES
Year Ended December 31,
2018	949
2019	615
Total minimum payments required	$1,564

The Company incurred rent expense of $625,000, $959,000 and $1,102,000, during the years ended December 31, 2017, 2016 and 2015, respectively.

On January 19, 2016, the Company entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space located in Davis, California pursuant to the terms of its lease agreement. The initial term of the sublease is for a period of approximately 43 months and commenced on February 1, 2016. The monthly base rent is approximately $5,000 per month for the first 12 months with a 5% increase each year thereafter. The Company recognized $60,000 from the sublease which offset the rental expense for the years ended December 31, 2017 and 2016.

Litigation

On September 5, 2014, September 8, 2014, September 11, 2014, September 15, 2014 and November 3, 2014, the Company, along with certain of its current and former officers and directors and others were named as defendants in putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of California. On February 13, 2015, these actions were consolidated as  Special Situations Fund III QP, L.P. et al v. Marrone Bio Innovations, Inc. et al , Case No 2:14-cv-02571-MCE-KJN. On September 2, 2015, an initial consolidated complaint was filed on behalf of (i) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in or traceable to the Company’s August 1, 2013 initial public offering; (ii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock directly in the Company’s June 6, 2014 secondary offering; and (iii) all persons who purchased or otherwise acquired the Company’s publicly traded common stock on the open market between March 7, 2014 and September 2, 2014 (the “Class Action”). the initial consolidated complaint also named certain of the Company’s current and former officers and directors and the Company’s independent registered public accounting firm as defendants. The initial consolidated complaint alleged violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5, arising out of the issuance of allegedly false and misleading statements about the Company’s business and prospects, including its financial statements, product revenues and system of internal controls. An amended consolidated complaint was filed on January 11, 2016. On March 15, 2016, lead plaintiffs moved to amend their consolidated complaint to, among other things, assert claims on behalf of all persons who purchased or otherwise acquired the Company’s securities on the open market between August 1, 2013 and November 10, 2015. On April 4, 2016, counsel for the Company and its current and former officer and directors, counsel for the Company’s primary and excess directors’ and officers’ liability insurers, and counsel for lead plaintiffs attended a private mediation before Jed D. Melnick at the JAMS offices in New York, New York. On May 25, 2016, the parties executed a final stipulation of settlement and lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. The stipulation provided for dismissal of the action as to the Company and the officer and director defendants, and a payment by the Company’s insurers of $12.0 million to an escrow account, to be distributed upon order of the court. On May 27, 2016, the Federal Court approved lead plaintiffs’ motion to amend their consolidated complaint. At the Federal Court’s request, the settling parties revised the stipulation and papers in support of preliminary approval to reflect the amended consolidated complaint, and refiled for preliminary approval of the settlement on June 16, 2016. On July 8, 2016, the Federal Court granted preliminary approval of the class action settlement. On September 27, 2016, the Federal Court granted final approval of the settlement.

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

On October 14, 2015, a shareholder derivative action was filed in the Superior Court of California, County of Yolo (Case No. CV15-1423), purportedly on the Company’s behalf, against certain current and former officers and members of the Company’s board of directors and the Company’s independent registered public accounting firm (the “2015 Derivative Action,” and with the 2014 Derivative Actions, the “Derivative Actions”). The plaintiff in the 2015 Derivative Action alleged that the director and officer defendants breached their fiduciary duties, committed waste and were unjustly enriched by causing the Company to issue allegedly false and misleading statements and that the Company’s independent registered public accounting firm committed professional negligence and malpractice. The issues in the 2014 Derivative Actions and 2015 Derivative Action overlap substantially with those at issue in the Class Action described above. On November 15, 2016, the Company, in its capacity as a nominal defendant, entered into a stipulation of settlement (the “Stipulation”) in the Derivative Actions. On January 11, 2017, the Superior Court of California, County of Yolo entered an order preliminarily approving the settlement set forth in the Stipulation, and on April 5, 2017, it entered the final order and judgment approving the settlement set forth in the Stipulation. The Stipulation provides for dismissal of the shareholder derivative actions as to the Company, the certain current and former officers and members of the board of directors and the Company’s independent registered public accounting firm, and the Company agrees to adopt or maintain certain corporate governance reforms for at least four years. The Stipulation also provides for attorneys’ fees and expenses to be paid by the Company’s insurers to plaintiffs’ counsel. On June 22, 2017, plaintiffs in the derivative action in the U.S. District Court for the Eastern District of California filed a Notice of Voluntary Dismissal with Prejudice, and the case was closed on June 23, 2017.

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

12. Income Taxes

As of December 31, 2017, the Company had net operating loss carryforwards for federal income tax reporting purposes of $215,973,000, which begin to expire in 2026, and California and various other state net operating loss carryforwards of $134,256,000 and $44,904,000, respectively, which will expire from 2028 through 2037. In addition, as of December 31, 2017, the Company had federal research and development tax credit carryforwards of $2,316,000, which begin to expire in 2026, and state research and development tax credit carryforwards of $2,476,000, which have no expiration date.

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

As of December 31, 2017, deferred tax assets of $64,531,000, arising primarily as a result of the Company’s net operating loss carryforwards, tax credits and certain costs capitalized for tax purposes, were fully offset by a valuation allowance. The valuation allowance decreased $15,473,000 for the year ended December 31, 2017 and increased by $11,035,000 and $15,241,000 during the years ended December 31, 2016 and 2015, respectively.

The temporary timing differences that give rise to the deferred tax assets are as follows (in thousands):

	DECEMBER 31,
	2017	2016
Components of deferred taxes:
Net operating loss carryforwards	$56,945	$71,329
Research and development tax credits	3,202	2,670
Other, net	4,384	6,005
Net deferred tax assets	64,531	80,004
Less valuation allowance	(64,531)	(80,004)
Net deferred tax assets	$—	$—

The Company had no deferred tax liabilities as of December 31, 2017 and 2016.

The Company recognized no income tax expense and received no benefit from income taxes during the years ended December 31, 2017, 2016 and 2015. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	DECEMBER 31,
	2017	2016	2015
Federal tax benefit at statutory rate	34%	34%	34%
State tax benefit, net of federal benefit	3	4	5
Interest expense	(2)	(1)	(1)
Share-based compensation expense	5	(1)	(2)
Other	—	(1)	—
Change in federal deferred tax rate	(90)
Adjustment due to change in valuation allowance	50	(35)	(36)
Provision for income taxes	—%	—%	—%

As of December 31, 2017, the Company had unrecognized tax benefits of $1,201,000. The unrecognized tax benefits, if recognized, would not impact the Company’s effective tax rate as the recognition of these tax benefits would be offset by changes in the Company’s valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax position during the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	DECEMBER 31,
	2017	2016	2015
Balance at January 1	$1,083	$982	$853
Increase related to prior year tax positions	—	—	—
Increase related to current year tax positions	118	101	129
Balance at December 31	$1,201	$1,083	$982

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for 2007 through 2016 due to unutilized net operating loss carryforwards and research and development tax credit carryforwards.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $27,971,000 reduction of the value of the Company’s net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Company will continue to refine its calculations of these provisional amounts as additional analysis is completed. In addition, the Company’s estimates for these provisional amounts may also be affected as the Company gains more thorough understanding of the tax law or as future guidance from the Internal Revenue Service or state tax agencies is issued.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

13. Employee Benefit Plan

The Company offers a defined contribution plan to all eligible employees, which is qualified under Section 401(k) of the IRC. The Company currently provides a matching contribution based on a formula which provides for a dollar-for-dollar matching contribution of the employee’s 401(k) contribution up to 3% of eligible pay plus a 50% matching contribution on the employee’s 401(k) contribution between 3% and 5% of eligible pay. Each participant is 100% vested in elective contributions and the Company’s matching contribution. The Company provided 401(k) matching contributions during the years ended December 31, 2017, 2016 and 2015 of $317,000, $282,000 and $330,000, respectively.

14. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. Debt due to related parties as of December 31, 2017 was $37,822,000, net of unamortized debt discount of $2,178,000. The fair value of the Company’s debt due to related parties was $21,714,000 as of December 31, 2017. This debt was valued by applying the same ratio of the value of common stock the lender agreed to take as consideration for a reduction in the outstanding principal balance and applying this ratio to the outstanding principal balance. This is further discussed below and in Note 17.

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

During 2015, the Company incurred $302,000 in financing-related costs, primarily legal fees. These costs were recorded as deferred financing costs as a component of current and non-current other assets and are being amortized to interest expense over the term of the arrangement.

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

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of December 31, 2017, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

On December 15, 2017, the Company entered into an amendment to change the terms of the October 2012 and April 2013 Secured Promissory Notes. The terms of the amendment were contingent upon the financing contemplated in the Purchase Agreement. See Note 17 for further discussion of the transaction contemplated by Waddell Notes Amendment.

The Tremont Group, Inc.

Les Lyman, a former member of the Company’s board of directors, is the chairman and significant indirect shareholder of The Tremont Group, Inc. In January 2016, Les Lyman resigned from the Company’s board of directors effective January 4, 2016. Accordingly, revenue recognized for sales to The Tremont Group, Inc. subsequent to January 4, 2016 were not included in related party revenues, and no revenues were recognized for such sales during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015 $492,000 was recognized on a sell-through basis relating to product purchased by The Tremont Group, Inc. that was resold by The Tremont Group, Inc. during the period.

15. Public Offerings

In December 2016, the Company filed a shelf a registration statement on Form S-3 with the SEC that provides for the sale and issuance of up to $50.0 million of the Company’s common stock, preferred stock, debt securities, warrants, rights and/or units, including the ability to sell up to $15.0 million of the Company’s common stock through an at-the-market (“ATM”) program in accordance with an offering agreement the Company entered into with H.C. Wainwright. The Company began selling common shares under this registration statement in January 2017. As of December 31, 2017, the Company had sold 104,000 shares of common stock under at-the-market program at a weighted average exercise price of $2.22 per share for proceeds (net of commission) of $0.2 million, and $14.8 million remained available for sale under the agreement with H.C. Wainwright. In April 2017, the Company completed a public offering of 6,571,000 registered shares of its common stock (inclusive of 857,000 shares of its common stock to cover over-allotments). The public offering price of the shares sold in the offering was $1.40 per share. The total gross proceeds to the Company from the offerings were $9,200,000. Exclusive of the ATM discussed above, $25.8 million remained available for sale under the shelf registration statement as of December 31, 2017. The aggregate net proceeds to the Company from common stock sold under the shelf registration totaled approximately $8,188,000. Inclusive of the ATM, $41.6 million remained available for sale under the shelf registration statement.

16. Quarterly Financial Information (Unaudited)

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	2017	2017	2017	2017
	(In thousands, except per share data)
Total revenues	$4,154	$6,476	$4,219	$3,318
Gross profit (loss)	1,875	2,510	1,727	1,527
Net loss	(7,629)	(7,385)	(8,530)	(7,381)
Basic and diluted net loss per common share	$(0.31)	$(0.25)	$(0.27)	$(0.24)

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	2016	2016	2016	2016
	(In thousands, except per share data)
Total revenues	$2,669	$5,049	$3,634	$2,690
Gross profit (loss)	400	1,931	1,141	1,048
Net loss	(9,276)	(6,783)	(7,202)	(7,810)
Basic and diluted net loss per common share	$(0.38)	$(0.28)	$(0.29)	$(0.32)

17. Subsequent Event

Equity Financing and Debt Conversion to Equity

On December 15, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors named therein, including Ospraie Ag Science LLC (“Ospraie”). On February 5, 2018, pursuant to the Purchase Agreement, the Company issued to these investors, an aggregate of 40,000,001 units, with each unit purchased consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock, and each unit purchased by the investors consisting of one share of common stock and one warrant to purchase 0.8 shares of Common Stock, for an aggregate purchase price of $30,000,000, including the conversion to units of all aggregate principal amounts outstanding under the Purchase Agreement. Also on February 5, 2018, the Company converted, pursuant to an amendment, dated December 15, 2017, to the senior August 2015 Senior Secured Promissory Notes $35,000,000 aggregate principal amount of the August 2015 Senior Secured Promissory Notes into an aggregate of 20,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock (such conversion, the “Waddell Debt Conversion”), such that $5,000,000 of principal under the August 2015 Senior Secured Promissory Notes now remains outstanding.

Simultaneously with the Waddell Debt Conversion, the maturity of the August 2015 Senior Secured Promissory Notes was extended to December 31, 2022, all interest payments under the August 2015 Senior Secured Promissory Notes was deferred to maturity on December 31, 2022, and Ospraie was granted a right of first refusal to acquire the August 2015 Senior Secured Promissory Notes. As result of the extension of the maturity dates on the August 2015 Senior Secured Promissory Notes, the Company reclassified portions of these notes from short term to long term as of December 31, 2017.

Also on February 5, 2018, the Company converted, pursuant to an amendment, dated December 15, 2017, to the October 2012 and April 2013 Secured Promissory Notes, $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes now remains outstanding. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022, the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the maturity of the October 2012 and April 2013 Secured Promissory Notes on December 31, 2022. As result of the extension of the maturity dates on the August 2015 Senior Secured Promissory Notes, the Company reclassified portions of these notes from short term to long term as of December 31, 2017.

In addition, in connection with its role as exclusive placement agent and financial adviser with respect to the transactions contemplated by the Purchase Agreement, National Securities Corporation (the “Placement Agent”) received warrants to purchase 2,017,143 shares of Common Stock, as well as 800,000 shares of Common Stock.

The closing of the transactions contemplated by the Purchase Agreement, the Waddell Notes Amendment and the Snyder Loan Amendment (the “Transactions”) were subject to, among other conditions, the Company having obtained the approval of its stockholders at the Company’s 2017 Annual Meeting of Stockholders, which was held on January 31, 2018 (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved each of three proposals related to the Transactions.

The Company has not yet determined the financial statement impact of these transactions on its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act, has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 due to a material weakness in the Company’s internal control over financial reporting which is disclosed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to a material weaknesses in the Company’s internal control over financial reporting, which is disclosed below.

Material Weaknesses and Remediation Activities

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified a specific deficiency related to controls over accounting for complex financial instruments that constituted a material weakness in our internal controls over financial reporting as of December 31, 2017. We did not maintain effective internal controls related to the accounting for embedded derivative instruments that were a part of certain loan instruments that we entered into during the year ended December 31, 2017 and the related debt issuance costs. Specifically, this material weakness resulted in material misstatements and audit adjustments to derivative liability, debt discounts, interest expense, change in fair value of financial instruments and additional paid-in capital to the consolidated financial statements for the year ended December 31, 2017. This material weakness could result in future misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Management is developing and implementing a plan to remediate this material weakness. Management is also designing additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls are expected to include the use of third-party specialists and performance of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues. We intend to complete the implementation of our remediation plan during the first half of 2018. We have engaged a third-party provider to help us assess and improve our internal controls. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. Management will continue to evaluate and take actions to improve our internal control over financial reporting. Management may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.

As management continues to evaluate our internal control over financial reporting, management may determine that additional measures should be taken to address these or other control deficiencies, and/or that the remediation plan should modified. Notwithstanding the identified material weakness in our internal control over financial reporting, specifically related to derivative accounting, management has concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Changes in Internal Control

We have continued to modify our existing internal controls infrastructure, as well as to add supplemental compensating manual processes and internal controls, as we adapt to our enterprise resource planning (“ERP”) system which we began implementing during the fourth quarter of 2016 and started to use during the second quarter of 2017. Other than the changes related to the implementation of our ERP system and the remediation actions which we just began implementing to address the accounting for the derivative and debt issuance costs; there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

The following discussion relates to “Proposal Five—2013 Plan Approvals” of our Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proposal Five”).

Proposal Five, which was approved by our shareholders on January 31, 2018, increased the number of shares authorized under our 2013 Stock Incentive Plan, as amended (the “2013 Plan”), by 4,000,000 shares, and approved the 2013 Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”). Section 162(m) generally denies a corporation’s tax deduction for compensation it pays to certain executive officers in excess of $1,000,000 per year for each such officer. Prior to enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, however, Section 162(m) provided an exception to this limitation for certain performance-based compensation if, among other things, the material terms of the arrangement under which such compensation is paid were approved by the corporation’s stockholders (the “Performance-Based Exception”).

Under the Act, the Performance-Based Exception was repealed with respect to taxable years beginning after December 31, 2017. In light of the Act, the Company confirms that it will not grant any future awards under the 2013 Plan that is intended to meet the Performance-Based Exception.

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

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K, which is incorporated by reference here.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include summary information.

INDEX TO EXHIBITS

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

3.1	Fourth Amended and Restated Certificate of Incorporation of Marrone Bio Innovations, Inc.	10-K	001-36030	3.1	March 25, 2014

3.2	Third Amended and Restated Bylaws of Marrone Bio Innovations, Inc.	8-K	001-36030	3.1	August 8, 2017

4.1	Form of Marrone Bio Innovations, Inc.’s common stock certificate.	S-1/A	333-189753	10.4	July 22, 2013

4.2	Form of Senior Secured Promissory Notes issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.1	August 25, 2015

4.3	Form of Warrants issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.2	August 25, 2015
4.4	Form of Warrants issued by Marrone Bio Innovations, Inc. pursuant to the Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.					X

4.5	Warrant issued by Marrone Bio Innovations, Inc. to MZHCI, LLC, dated June 6, 2017.	10-Q	001-36030	4.1	August 14, 2017
4.6	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to the Buyers listed in that certain Securities Purchase Agreement dated December 15, 2017.	8-K	001-36030	4.1	December 18, 2017
4.7	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy VIP Science & Technology.	8-K	001-36030	4.2	December 18, 2017
4.8	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to Gordon Snyder, as agent to that certain Loan Agreement, as amended.	8-K	001-36030	4.3	December 18, 2017
4.9	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to National Securities Corporation and certain of its affiliates.	8-K	001-36030	4.3	December 18, 2017

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH
10.1(a)	Office Lease, dated September 9, 2013, by and between Bio Innovations, Inc. and Six Davis, LLC.	10-Q	001-36030	10.1	September 13, 2013
10.1(b)	First Amendment to Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Six Davis, LLC.	10-Q	001-36030	10.3	May 15, 2014
10.2	Office Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Seven Davis, LLC.	10-Q	001-36030	10.4	May 15, 2014

10.3#	Marrone Bio Innovations, Inc. Stock Option Plan and related documents.	S-1	333-189753	10.1	July 1, 2013

10.4#	Marrone Bio Innovations, Inc. 2011 Stock Plan and related documents.	S-1	333-189753	10.2	July 1, 2013

10.5#	Marrone Bio Innovations, Inc. 2013 Stock Incentive Plan and related documents.	S-1/A	333-189753	10.3	July 22, 2013

10.6#	Indemnification Agreement by and between Marrone Bio Innovations, Inc. and each of its directors and executive officers.	S-1/A	333-189753	10.4	July 22, 2013

10.7#	Offer letter, dated June 29, 2006, between Marrone Organic Innovations, Inc. and Dr. Pamela G. Marrone.	S-1	333-189753	10.5	July 1, 2013

10.8(a)#	Offer letter, dated February 10, 2014, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.8	March 25, 2014

10.8(b)#	Letter Agreement, dated March 3, 2015, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.9	November 10, 2015
10.8(c)#	Promotion Agreement, dated August 14, 2017, between Marrone Bio Innovations, Inc. and James Boyd.	10-Q	001-36030	10.46	November 14, 2017

10.9(a)#	Offer letter, dated February 26, 2014, between Marrone Bio Innovations, Inc. and Linda V. Moore.	10-K	001-36030	10.6	November 10, 2015
10.9(b)#	Letter Agreement, dated March 3, 2015, between Marrone Bio Innovations, Inc. and Linda V. Moore.	10-K	001-36030	10.7	November 10, 2015
10.11*	License Agreement, dated November 13, 2007, between the U.S. Government, as represented by the U.S. Department of Agriculture, Agricultural Research Service, and Marrone Organic Innovations, Inc.	S-1	333-189753	10.25	July 1, 2013
10.12*	License Agreement, dated December 28, 2009, between the University of the State of New York and Marrone Bio Innovations, Inc.	S-1/A	333-189753	10.26	July 31, 2013
10.13	Asset Purchase Agreement, dated May 25, 2012, between Bankruptcy Trustee for Michigan BioDiesel, LLC and Marrone Bio Innovations, Inc.	S-1	333-189753	10.30	July 1, 2013

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

10.14	Business Loan Agreement, dated June 13, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing LLC and Marrone Bio Innovations, Inc.	10-Q	001-36030	10.4	August 13, 2014
10.15	Invoice Purchase Agreement, made on March 24, 2017 between Marrone Bio Innovations, Inc. and LSQ Funding Group, L.C.	10-Q	001-36030	10.44	May 15, 2017
10.16	Subordination Agreement, dated as of March 28, 2017 by and among Five Star Bank, Marrone Bio Innovations, Inc., and LSQ Funding Group L.C.	10-Q	001-36030	10.45	May 15, 2017

10.17	Intercreditor Agreement, dated as of March 22, 2017, between Ivy Investment Management Company, administrative agent for the Waddell Lenders (defined therein), Gordon Snyder, administrative agent for Snyder Lenders (defined therein) and LSQ Funding Group, L.C.	10-Q	001-36030	10.43	May 15, 2017

10.18(a)	Loan Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc., the Investors party thereto and Gordon Snyder, as agent, including form of promissory note and warrant.	S-1	333-189753	10.17	July 1, 2013

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

10.18(b)	Amendment and Consent, dated April 10, 2013, by and among Marrone Bio Innovations, Inc. and the administrative agent party thereto.	S-1	333-189753	10.23	July 1, 2013

10.18(c)	Omnibus Amendment to Loan Agreement, dated as of August 19, 2015, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.2	August 25, 2015

10.18(d)	Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.42	April 3, 2017
10.18(e)	Fourth Amendment to Loan Agreement, dated as of October 12, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.					X
10.18(f)	Fifth Amendment to Loan Agreement, dated as of October 23, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.					X
10.18(g)	Sixth Amendment to Loan Agreement, dated as of December 15, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.3	December 18, 2017
10.19	Security Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc. and the administrative and collateral agent.	S-1	333-189753	10.18	July 1, 2013

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

10.20(a)	Omnibus Amendment No. 1 to Notes, dated as of May 31, 2016, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	8-K	001-36030	10.01	June 2, 2016

10.20(b)

Omnibus Amendment No. 2, dated as of October 6, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.

						X

10.20(c)

Omnibus Amendment No. 3, dated as of October 23, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.

						X

10.20(d)	Omnibus Amendment No. 4 to Notes, dated December 15, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy VIP Science & Technology, Marrone Bio Innovations, Inc. and Ospraie Management LLC.	8-K	001-36030	10.2	December 18, 2017

10.21	Security Agreement, dated as of August 20, 2015, by and among Marrone Bio Innovations, Inc. and the counterparties thereto.	8-K	001-36030	10.1	August 25, 2015

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

10.22(a)	Promissory Note, dated October 12, 2017, by and between Marrone Bio Innovations, Inc. and Dwight W. Anderson.					X
10.22(b)	Amended and Restated Promissory Note, dated October 23 2017, by and between Marrone Bio Innovations, Inc. and Dwight W. Anderson.					X
10.22(c)	Secured Promissory Note, dated December 22, 2017 between Marrone Bio Innovations, Inc. and Dwight W. Anderson.	8-K	001-36030	10.1	December 29, 2017
10.23	Security Agreement, dated as of December 22, 2017 between Marrone Bio Innovations, Inc. and Dwight W. Anderson.	8-K	001-36030	10.1	December 29, 2017
10.24	Securities Purchase Agreement, dated December 15, 2017, by and among Marrone Bio Innovations, Inc. and the investors listed on the Schedule of Buyers attached therein.	8-K	001-36030	10.1	December 18, 2017
10.25	Registration Rights Agreement, dated as of December 15, 2018, by and among Marrone Bio Innovations, Inc., and the Investors (defined therein).	8-K	001-36030	10.1	December 18, 2017
10.26	Voting and Lock-Up Agreement, dated February 5, 2018, by and among the Ospraie Group, the Ardsley Group, the Waddell Group, Pamela G. Marrone and Marrone Bio Innovations, Inc.	8-K	001-36030	10.1	February 6, 2018
10.27(a)	At the Market Offering Agreement, dated December 9, 2016, by and between the Company and H.C. Wainwright & Co., LLC	S-3	333-215024	1.1	December 9, 2016

10.27(b)	Amendment to At the Market Offering Agreement, dated December 27, 2016, by and between the Company and H.C. Wainwright & Co., LLC	S-3/A	333-215024	1.2	December 29, 2016
10.28#	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and Pamela G. Marrone.	10-K	001-36030	10.35	April 3, 2017

10.29#	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.36	April 3, 2017
10.30#	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and Linda V Moore.	10-K	001-36030	10.37	April 3, 2017
14.1	Code of Business Conduct and Ethics	8-K	001-36030	14.1	August 8, 2017

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

21 .1	List of Subsidiaries of Marrone Bio Innovations, Inc.	10-K	001-36030	10.36	April 3, 2017

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2015 and 2014; (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2017, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements					X

#	Indicates a management contract or compensatory plan or arrangement.
†	Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on April 4, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Pamela G. Marrone	President and Chief Executive Officer (Principal Executive Officer)	April 4, 2018
Pamela G. Marrone

/s/ James B. Boyd	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	April 4, 2018
James B. Boyd

/s/ Robert A. Woods	Chair of the Board	April 4, 2018
Robert A. Woods

/s/ George Kerckhove	Director	April 4, 2018
George Kerckhove

/s/ Yogesh Mago	Director	April 4, 2018
Yogesh Mago

/s/ Richard Rominger	Director	April 4, 2018
Richard Rominger

/s/ Zachary Wochok	Director	April 4, 2018
Zachary Wochok

