Form 10-Q
period 2018-03-31
MARRONE BIO INNOVATIONS INC
filed 2018-05-15
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an Emerging Growth Company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Class	Shares Outstanding at May 11, 2018
Common Stock, $0.00001 par value	110,469,486

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	MARCH 31, 2018	DECEMBER 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,757	$786
Restricted cash, current portion	487	487
Accounts receivable	4,352	3,785
Inventories, net	10,047	9,827
Deferred cost of product revenues	3	3,063
Prepaid expenses and other current assets	780	1,170
Total current assets	30,426	19,118
Property, plant and equipment, net	15,700	16,016
Restricted cash, less current portion	1,560	1,560
Other assets	340	219
Total assets	$48,026	$36,913
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,621	$3,800
Accrued liabilities	6,805	8,189
Accrued interest due to related parties	—	1,622
Deferred revenue, current portion	303	6,193
Derivative liability	—	674
Debt, current portion	1,852	1,524
Total current liabilities	11,581	22,002
Deferred revenue, less current portion	2,512	2,046
Debt, less current portion	11,974	24,407
Debt due to related parties	7,285	37,822
Other liabilities	923	1,287
Total liabilities	34,275	87,564
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 102,093 and 31,351 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1	—
Additional paid in capital	279,929	214,921
Accumulated deficit	(266,179)	(265,572)
Total stockholders’ equity (deficit)	13,751	(50,651)
Total liabilities and stockholders’ equity (deficit)	$48,026	$36,913

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Revenues:
Product	$4,224	$4,096
License	100	58
Total revenues	4,324	4,154
Cost of product revenues	2,242	2,279
Gross profit	2,082	1,875
Operating Expenses:
Research, development and patent	2,534	2,444
Selling, general and administrative	5,024	5,343
Total operating expenses	7,558	7,787
Loss from operations	(5,476)	(5,912)
Other income (expense):
Interest expense	(1,119)	(636)
Interest expense, related parties	(434)	(1,074)
Change in fair value of financial instruments	(5,177)	—
Loss on extinguishment of debt, net	(303)	—
Gain on extinguishment of debt, related party	9,622	—
Other income (expense), net	(31)	(7)
Total other income (expense), net	2,558	(1,717)
Net loss	$(2,918)	$(7,629)

Basic and diluted net loss per common share:	$(0.04)	$(0.31)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	74,591	24,739

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,918)	$(7,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478	521
Gain on disposal of equipment	—	(4)
Share-based compensation	491	582
Non-cash interest expense	611	337
Change in fair value of financial instruments	5,177	—
Loss on extinguishment of debt, net	303	—
Gain on extinguishment of debt, related party, net	(9,622)	—
Net changes in operating assets and liabilities:		—
Accounts receivable	(567)	(4,481)
Inventories	(220)	347
Prepaid Expenses and other assets	146	142
Deferred cost of product revenues	2	(1,307)
Accounts payable	(1,092)	1,627
Accrued and other liabilities	(793)	828
Accrued interest due to related parties	(1,614)	(820)
Deferred revenue	(128)	2,307
Net cash used in operating activities	(9,746)	(7,550)
Cash flows from investing activities
Purchases of property, plant and equipment	(362)	(83)
Net cash used in investing activities	(362)	(83)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	21,820	—
Proceeds from issuance of debt	2,000	—
Proceeds from secured borrowings	3,520	—
Reductions in secured borrowings	(3,194)	—
Repayment of debt	(67)	(66)
Repayment of capital leases	—	(145)
Exercise of stock options	—	17
Net cash provided by (used in) financing activities	24,079	(194)
Net increase (decrease) in cash and cash equivalents and restricted cash	13,971	(7,827)
Cash and cash equivalents and restricted cash, beginning of period	2,833	12,613
Cash and cash equivalents and restricted cash, end of period	$16,804	$4,786

Supplemental disclosure of cash flow information
Cash paid for interest	$2,145	$2,182
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$200	$40
Embedded derivative liability associated with bridge loan	$573	$—
Conversion of debt to equity	$10,000	$—
Conversion of bridge loan (convertible note) to equity	$6,000	$—
Conversion of debt, related party to equity	$35,000	$—
Conversion of accrued liabilities into equity associated with the granting of restricted stock units	$205	$—

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

From October 2017 through January 2018, the Company borrowed, pursuant to a convertible promissory note (the “Secured December 2017 Convertible Note”) as amended and restated on December 22, 2017, $6,000,000, including $4,000,000 borrowed in 2017 and $2,000,000 borrowed in January 2018.

In February 2018, the Company issued, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on December 15, 2017, 70,514,000 unregistered shares of its common stock and converted $51,000,000 in outstanding debt principal (including $6,000,000 outstanding under the Secured December 2017 Convertible Note and $45,000,000 outstanding under long-term senior secured debt instruments) into a portion of the aforementioned common shares (the “February Stock and Debt Conversion Transaction”). The gross proceeds to the Company from the offering were approximately $24,000,000, which excludes the $6,000,000 in debt converted under the Secured December 2017 Convertible Note, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled approximately $21,800,000. See Notes 6 and 10 for further discussion of February Stock and Debt Conversion Transaction.

In April 2018, the Company completed a public offering of 8,336,250 registered shares of its common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13,800,000. The estimated aggregate net proceeds to the Company from common stock sold under the shelf registration total approximately $12,700,000.

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of March 31, 2018, the Company had an accumulated deficit of $266,179,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. Until the completion of the IPO in August 2013, the Company had funded operations primarily with net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of March 31, 2018, the Company had working capital of $18,845,000, including cash and cash equivalents of $14,757,000. In addition, as of March 31, 2018, the Company had debt and debt due to related parties of $13,826,000 and $7,285,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. In addition, as of March 31, 2018, the Company had a total of $2,047,000 of restricted cash relating to these debt agreements (see Note 6).

The June 2014 Secured Promissory Note (as defined in Note 6) contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the financial statements. The lender has waived their right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through November 15, 2019. As a result, none of the long term portion of the Company’s outstanding debt has been reclassified to current in these financial statements as of March 31, 2018.

If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires November 15, 2019, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under a promissory note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, would have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

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

It is possible the Company may need to raise additional funds in the future. If so there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will not be unfavorable. Any future equity financing may result in dilution to existing shareholders and any debt financing may include additional restrictive covenants. Any failure to obtain additional financing or to achieve the revenue growth necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives.

The accompanying financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from any inability of the Company to continue as a going concern. The Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements.

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company believes that its existing cash and cash equivalents of $14,757,000 at March 31, 2018, expected revenues and, the net proceeds from equity financing discussed in Note 12 will be sufficient to fund operations as currently planned through one year from the date of the issuance of these financial statements. The Company believes that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by the Company’s historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. Cash on hand as of the issuance of these financial statements is estimated to be $21.0 million. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues or manage or reduce costs. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2017.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company used significant estimates in accounting for the useful lives of property, plant and equipment, reserves for inventory obsolescence, fair value estimates and in its going concern analysis.

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note. See Note 6 for further discussion.

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows in thousands:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$14,757	$1,782
Restricted cash, current portion	487	1,444
Restricted cash, less current portion	1,560	1560
Total cash, cash equivalents and restricted cash	$16,804	$4,786

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

Revenues generated from international customers were 18% for each of the three months ended March 31, 2018 and 2017.

The Company’s principal sources of revenues are its Regalia, Grandevo and Venerate product lines. These three product lines accounted for 91% of the Company’s total revenues for the three months ended March 31, 2018 and 2017.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E
Three months ended March 31,
2018	23%	14%	0%	9%	6%
2017	18%	0%	15%	13%	12%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either March 31, 2018 or December 31, 2017 consist of the following:

	CUSTOMER	CUSTOMER	CUSTOMER	CUSTOMER
	A	B	C	D
March 31, 2018	37%	0%	9%	9%
December 31, 2017	22%	16%	11%	11%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently has one supplier of this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long term business relationship with this supplier. The Company maintains 6-12 months of knotweed extract at any given time, but an unexpected disruption in supply could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of March 31, 2018 and December 31, 2017, the Company recorded deferred cost of product revenues of $3,000 and $3,063,000 respectively.

Deferred Revenue

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net sales after the Company has transferred control of the goods or services to the customer and all revenue recognition criteria are met. The Company’s deferred revenue is broken out as follows:

	March 31, 2018	December 31, 2017
Product revenues	$539	$6,449
Financing costs(1)	545	-
License revenues	1,731	1,790
	2,815	8,239
Less current portion	(303)	(6,193)
	$2,512	$2,046

(1)Financing costs relate to the implementation of ASC 606. Refer to the Company’s revenue recognition policy in this note.

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For the three months ended March 31, 2018, the adoption of this standard had a material impact on the Company’s financial statements, and it is expected to have a material impact on future periods, because the Company will no longer recognize revenue on a sell-through basis.

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet on January 1, 2018 for the adoption of the new revenue standard was as follows (in thousands):

BALANCE SHEET	As Reported Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
ASSETS
Deferred cost of product revenues	$3,063	$(3,058)	$5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue, current portion	6,193	(5,893)	300
Deferred revenue, less current portion	2,046	524	2,570

Accumulated deficit	$(265,572)	$2,311	$(263,261)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations was as follows (in thousands):

	March 31, 2018
BALANCE SHEET	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
ASSETS
Deferred cost of product revenues	$3	$3,381	$3,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue, current portion	303	6,352	6,655
Deferred revenue, less current portion	2,512	(545)	1,967
Accumulated deficit	$(266,179)	$(2,426)	$(268,605)

	For the Three Months Ended March 31, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Higher/(Lower)
STATEMENT OF OPERATIONS

Revenues
Product	$4,224	$(469)	$3,755
License	100	(42)	58
Cost of product revenues	2,242	(323)	1,919
Interest expense	(1,119)	72	(1,047)
Net loss	$(2,918)	$(116)	$(3,034)

Product Sales. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The Company may enter into contracts in which the standalone selling prices (“SSP”) is different from the amount the Company is entitled to bill the customer. As of March 31, 2018, the Company had deferred product revenue in the amount of $539,000 associated primarily with billings in excess of SSP.

Licenses Revenues. The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement.

Financing Component Revenues. The Company recognizes a financing component, if material, when the Company receives consideration from the customer, and when the Company expects control of the product or service to be transferred to the customer in a period of greater than one year from the date of receipt of the consideration.

Revenue recognition requires the Company to make a number of estimates that include variable consideration. For example, customers may receive sales or volume-based pricing incentives or receive incentives for providing the Company with marketing-related information. The Company makes estimates surrounding variable consideration and the net impact to revenues. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives and the likelihood that customers will achieve them. In the event estimates related to variable consideration change, the cumulative effect of these changes is recognized as if the revised estimates had been used since revenue was initially recognized under the contract. Such revisions could occur in any reporting period, and the effects may be material.

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded or the rebate is being offered.

Contract Assets. The Company does not have contract assets since revenue is recognized as control of goods are transferred or as services are performed or such contract assets are incurred or expensed within one year of the recognition of the revenue.

Contract Liabilities. The contract liabilities consist of deferred revenue. The Company classifies deferred revenue as current or noncurrent based on the timing of when the Company expects to recognize revenue. Generally all contract liabilities, excluding deferred revenue, are expected to be recognized within one year and are included in accounts payable in the Company’s condensed consolidated balance sheet.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended March 31, 2018 and 2017, research and development expenses totaled $2,286,000 and $2,138,000, respectively, and patent expenses totaled $248,000 and $306,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended March 31, 2018 and 2017 were $174,000 and $104,000, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three months ended March 31, 2018 and 2017 were $206,000 and $124,000, respectively.

Segment Information

The Company is organized as a single operating segment, whereby its chief operating decision maker assesses the performance of and allocates resources to the business as a whole.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted net loss per share is the same for all periods presented as the effect of certain potential common stock equivalents, which consist of stock options and warrants to purchase common stock and restricted stock units, are anti-dilutive due to the Company’s net loss position. Anti-dilutive common stock equivalents are excluded from diluted net loss per share. The following table sets forth the potential shares of common stock as of the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	MARCH 31,
	2018	2017
Stock options outstanding	5,343	3,325
Warrants to purchase common stock	52,725	4,152
Restricted stock units outstanding	931	415

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted ASU 2014-09 in the first quarter of 2018 using the modified-retrospective method. This adoption primarily affected the Company’s product revenues accounted for using the sell-through method under ASC 605, Revenue Recognition, and also the accounting for variable consideration in the form of customer incentives.

The Company adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), which supersedes the revenue guidance under ASC 605, generally requires the Company to recognize revenue and profit from its product sales arrangements earlier and in a more linear fashion than historical practice under ASC 605, including the estimation of sell-through revenue and variable consideration that would otherwise have been deferred. Following the adoption of ASU 2014-09, the revenue recognition for the Company’s license arrangements remained materially consistent with its historical practice. See the tables above in this note for the effects of the adoption of ASU 2014-09 on the Company’s condensed consolidated financial statements as of January 1, 2018 and for the three months ended March 31, 2018. See “Revenue Recognition” above for further discussion of the effects of the adoption of ASU 2014-09 on the Company’s significant accounting policies. The adoption of this standard had a material impact on the Company’s financial statements as disclosed above and is expected to continue to have a material impact for the foreseeable future.

The Company adopted Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendment updated and clarified how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and is not expected to have a material impact on future periods.

In March 2018, the Financial Accounting Standards Board (“FASB”) issued guidance pertaining to the accounting of the Tax Cuts and Jobs Act (“TCJA”), allowing companies a year to finalize and record any provisional or inestimable impacts of the TCJA. This guidance is effective upon issuance during this quarter. The adoption of this particular guidance did not have a material effect on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-011, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815), (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” (ASU No. 2017-11) which allows for the exclusion of a down round feature, when evaluating whether or not an instrument or embedded feature requires derivative classification. The Company early adopted this guidance beginning January 1, 2018. The adoption of this standard had a material impact on the Company’s financial statements as the Company was not required to classify the warrants issued in conjunction with the February 5, 2018 equity financing as derivatives.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” (ASU No. 2018-05) which amends certain Securities and Exchange Commission (SEC) material in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of Tax Reform for the reporting period in which Tax Reform was enacted. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220),” (ASU No. 2018-02) which allows for the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform) to be reclassified from accumulated other comprehensive income to retained earnings. The provisions of ASU No. 2018-02 are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. This ASU shall be applied either at the beginning of the annual or interim period of adoption or retrospectively to each period in which the income tax effects of Tax Reform affects the items remaining in accumulated other comprehensive income (loss). The Company has not yet determined the impact of implementing this new standard.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

MARCH 31, 2018
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Liabilities
Derivative liability	$—	$—	$—	$—

	DECEMBER 31, 2017
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3

Derivative liability	$674	$—	$—	$674

The Company estimated the fair value of the derivative liability as of February 5, 2018 and as of December 31, 2017 using an option pricing model. See Note 6 for further discussion of the extinguishment of the derivative liability in conjunction with the conversion of debt into common shares and issuance of warrants. The fair value is subjective and is affected by certain significant inputs to the valuation model, which are disclosed in the table below. The fair value of the derivative liability is based upon the outputs of the option pricing model. As the option pricing model estimates the fair value of derivative liability using unobservable inputs, it is considered to be a Level 3 fair value measurement.

As a result of the change in the estimated fair value between December 31, 2017 and February 5, 2018, the Company recognized a net loss from the total change in estimated fair value of the derivative liabilities as shown in the tables below. This loss is included in the change in estimated fair value of derivative liability in the Company’s condensed consolidated statement of operations.

The following table provides a reconciliation of the activity between the beginning date and ending balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Derivative LIABILITY
Fair value at December 31, 2017	$674
Derivative liability issued	573
Change fair value of financial instruments	5,177
Derivative liability extinguished	(6,424)
Fair value at March 31, 2018	$—

The following table represents significant unobservable inputs used in determining the fair value of the derivative liability:

	MARCH 31, 2018	DECEMBER 31, 2017
Stock Price volatility	60%	60%
Risk-free rate	1.46%	1.28%
Probability weighted term in years	0.18	0.42

4. Inventories

Inventories, net consist of the following (in thousands):

As of March 31, 2018 and December 31, 2017, the Company had $306,000 and $252,000, respectively, in reserves against its inventories.

	MARCH 31, 2018	DECEMBER 31, 2017
Raw materials	$3,339	$2,310
Work in progress	2,174	2,441
Finished goods	4,534	5,076
	$10,047	$9,827

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31, 2018	DECEMBER 31, 2017
Accrued compensation	$1,582	$1,825
Accrued warranty costs	472	556
Accrued legal costs	616	1,558
Accrued customer incentives	2,151	1,986
Accrued liabilities, other	1,984	2,264
	$6,805	$8,189

The Company warrants the specifications and/or performance of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. During the three months ended March 31, 2018, the Company recognized $44,000 in warranty expense associated with product shipments for the period. This expense was reduced by $121,000 as a result of the historical usage of warranty reserves being lower than previously estimated and $7,000 in settlements during the period. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2017	$556
Warranties issued (released) during the period	(77)
Settlements made during the period	(7)
Balance at March 31, 2018	$472

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	MARCH 31, 2018	DECEMBER 31, 2017
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of March 31, 2018 and December 31, 2017 of $0 and $103, respectively, imputed interest rate of 0% (see Note 6)	3,411	12,347
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (6.5% as of March 31, 2018) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of March 31, 2018 and December 31, 2017 of $220 and $226, respectively, discount is based on imputed interest rate of 6.7%	8,811	8,872
Senior secured convertible promissory notes (“Secured December 2017 Convertible Note”) bearing interest at 10% per annum, interest and principal through the conversion date in February 2018, collateralized by substantially all of the Company’s assets, net of unamortized discount as of March 31, 2018 and December 31, 2017 of $0 and $510, respectively	—	3,490
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.8% annually) payable through the lenders direct collection of certain accounts receivable through May 2018, collateralized by substantially all of the Company’s personal property, net of unamortized debt discount as of March 31, 2018 and December 31, 2017 of $0 and $54, respectively, with an imputed interest rate of 43.3%	1,604	1,222
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets, net of unamortized discount as of March 31, 2018 and December 31, 2017 of $0 and $2,178, respectively debt discount is based on imputed interest rate of 0% (see Note 9)	7,285	37,822
Debt, including debt due to related parties	21,111	63,753
Less debt due to related parties	(7,285)	(37,822)
Less current portion	(1,852)	(1,524)

	$11,974	$24,407

As of March 31, 2018, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties, are due as follows (in thousands):

Period ended March 31, 2018
2018	$1,800
2019	279
2020	296
2021	318
2022	7,789
Thereafter	7,604
Total future principal payments	18,086
Interest payments included in debt balance (1)	3,241
$21,331

(1)	Due to the debt extinguishment requirement, the Company as included both accrued interest and future interest in the debt balance for certain outstanding debt as further discussed in Notes 6 and 9.

The fair value of the Company’s outstanding debt obligations as of March 31, 2018 and December 31, 2017 was $12,315,000 and $21,133,000, respectively, which as of March 31, 2018 was estimated based on a discounted cash flow model using an estimated market rate of interest of 15% for the fixed rate debt and 6.5% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy. As of December 31, 2018, for the October 2012 and April 2013 Secured Promissory Notes, the debt was valued by applying the ratio of the value of common stock the lender agreed to take as consideration in connection with the conversion to equity and applying this ratio to the outstanding principal balance. The Company used 6.5%, the current interest rate, to value the variable rate debt. This debt is classified as Level 3 within the fair value hierarchy. The debt entered into during 2017 was valued using the outstanding principal balance.

The following is a reconciliation of interest expense for the debt outstanding during the three months ended (in thousands).

	March 31, 2018
	Interest
	Expense	Related Party	Non cash

October 2012 and April 2013 Secured Promissory Notes	$213	$—	$42
June 2014 Secured Promissory Note	152	—	6
December 2017 Convertible Note	529	—	322
LSQ Financing	152	—	54
August 2015 Senior Secured Promissory Notes	—	434	114
ASC 606 Financing Component	73	—	73

	$1,119	$434	$611

	March 31, 2017
	Interest
	Expense	Related Party	Non cash

October 2012 and April 2013 Secured Promissory Notes	$483	$—	$46
June 2014 Secured promissory note	134	—	5
December 2017 Convertible Note (1)	—	—	—
LSQ Financing (1)	—	—	—
August 2015 Senior Secured Promissory Notes	—	1,074	286
ASC 606 Financing Component (1)	—	—	—
Capital leases and other	19	—	—
	$636	$1,074	$337

(1)	There were no outstanding borrowings under this debt instrument during the three months ended March 31, 2017.

Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (“October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013 (“Conversion Date”), the Company entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bore interest at 14% at until February 5, 2018.

On February 5, 2018, the Company converted, pursuant to an amendment, dated December 15, 2017, to the October 2012 and April 2013 Secured Promissory Notes, $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of March 31, 2018. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022 (“Maturity Date”), the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the Maturity Date. This loan is collateralized by substantially all of the Company’s assets. The October 2012 and April 2013 Secured Promissory Notes contain representations and warranties by the Company and the lender, certain indemnification provisions in favor of the lenders and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The October 2012 and April 2013 Secured Promissory Notes contain several restrictive covenants. The Company is in compliance with all related covenants, or has received an appropriate waiver of these covenants.

In conjunction with the Snyder Debt Conversion, the Company accounted for the partial debt extinguishment under the troubled debt restructuring accounting guidance. The Company recognized a gain of $2,821,000 for the three months ended March 31, 2018 on partial extinguishment of the October 2012 and April 2013 Secured Promissory Notes. Because the Company recognized a gain on the partial extinguishment of debt, the Company was required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s balance sheet related to the October 2012 and April 2013 Secured Promissory Notes is $3,411,000, as compared to $2,450,000 of contractual principal outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, the Company will not recognize future interest expense on the October 2012 and April 2013 Secured Promissory Notes.

The accounting for the change due to the Snyder Debt Conversion is as follows (in thousands):

December 31, 2017	$12,347
Conversion of debt into equity	(10,000)
Change in discount, net	103
Future interest expense	961
March 31, 2018	$3,411

Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 6.5% as of March 31, 2018. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $71,051 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of March 31, 2018, the Company had $487,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets. The June 2014 Secured Promissory Note contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The June 2014 Secured Promissory Note contains several restrictive covenants and the most significant of which requires the Company to maintain a debt to net worth ratio of no greater than 4.0 to 1.0 at all times. The Company is in compliance with all related covenants, or has received an appropriate waiver of these covenants.

Secured Convertible Promissory Note

On October 12, 2017, the Company and Dwight W. Anderson (“Anderson”) entered into a $1,000,000 convertible promissory note, which was restated in its entirety by a convertible promissory note entered into by the Company and Anderson on October 23, 2017 (the “October 2017 Convertible Note”). The October 2017 Convertible Note was an unsecured promissory note in the aggregate principal amount of up to $6,000,000. The Company’s ability to borrow under the October 2017 Convertible Note was subject to Anderson’s approval and due on October 23, 2020 (the ” Anderson Maturity Date”). Under the terms of the October 2017 Convertible Note, from the date of the closing through December 31, 2017, the October 2017 Convertible Note bore interest at a rate of 1% per annum, payable in arrears on the Anderson Maturity Date, unless earlier converted into shares of the Company’s common stock as described below. Thereafter, beginning January 1, 2018, the October 2017 Convertible Note bore interest at a rate of 10% per annum, payable in arrears on the Anderson Maturity Date, unless earlier converted into shares of the Company’s common stock as described below.

Any or all of the principal or accrued interest under the October 2017 Convertible Note was convertible into shares of the Company’s common stock at a rate of one share of common stock per $1.00 of converting principal or interest, rounded down to the nearest share with any fractional amounts cancelled, at the election of Anderson by delivery of written notice to the Company. In addition, upon the consummation of a qualified equity financing of the Company prior to the Anderson Maturity Date, the aggregate outstanding principal balance of the October 2017 Convertible Note and all accrued and unpaid interest thereon could be converted, at the option of Anderson, into that number of the securities issued and sold in such financing, determined by dividing (a) such aggregate principal and accrued interest amounts, by (b) the purchase price per share or unit paid by the purchasers of the Company’s securities issued and sold in such financing. Notwithstanding the foregoing, Anderson’s ability to affect any such conversions was limited by applicable provisions governing issuances of shares of the Company’s common stock under the rules of The Nasdaq Capital Market, subject to the Company’s receipt of any applicable waivers thereof, and any amounts not issuable to Anderson in the Company’s equity securities as a result of this limitation will be payable in cash.

On December 15, 2017, the Company entered into the Securities Purchase Agreement with an affiliate of Anderson and certain other accredited investors (collectively, the “Buyers”). In conjunction with the transaction contemplated in the Securities Purchase Agreement, Anderson was entitled to convert any portion of the balance outstanding under the October 2017 Convertible Note and any accrued interest into shares of the Company’s common stock at a rate of one share of common stock per $0.50. Anderson’s ability to affect conversions at the $0.50 rate was subject to, among other things, approval of the Company’s shareholders, which was received on January 31, 2018.

On December 22, 2017, the Company and Anderson amended and restated in its entirety the terms of the October 2017 Convertible Note (“Secured December 2017 Convertible Note”). The Secured December 2017 Convertible Note was a secured promissory note in the aggregate principal amount of up to $6,000,000, at Anderson’s sole discretion, due on October 12, 2020 (the “Maturity Date”). As of February 5, 2018, the outstanding principal balance under the Secured December Convertible Note was $6,000,000. The interest rate and conversion terms of the Secured December 2017 Convertible Note remained unchanged from the terms of the October 2017 Convertible Note as described above.

On February 5, 2018, the holder converted the outstanding principal of $6,000,000 under the Secured December 2017 Convertible Note into common shares of the Company in accordance with the terms of the Securities Purchase Agreement which provided for conversion of the outstanding balance at a rate of $0.50 per common share. After the conversion into common shares on February 5, 2018, there was no outstanding balance under the Secured December 2017 Convertible Note.

The Company accounted for the full conversion of the Secured December 2017 Convertible Note using the accounting guidance related to an induced debt conversion of convertible notes. Under the induced conversion guidance, the Company recognized a loss on conversion in the amount of $9,867,000 associated with the change between the debt’s original terms and the induced conversion terms. This loss related to the induced conversion feature was partially offset by a gain on extinguishment of $6,424,000 of certain other elements of the Secured December 2017 Convertible Note.

The accounting for the change due to the Secured December 2017 Convertible Note is as follows (in thousands):

December 31, 2017	$3,490
Increase in debt	2,000
Conversion of debt into equity	(6,000)
Change in discount, net	510
March 31, 2018	$-

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

Advances by LSQ may be made at an advance rate of 80% of the face value of the receivables being sold. The Company also pays to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears. An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding). The original LSQ Financing was effective for one year with automatic one year renewals thereafter unless terminated within a 30-day window near the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window. The agreement contains representations and warranties by the Company and LSQ, certain indemnification provisions in favor of LSQ and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LSQ’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Company is in compliance with all terms of the agreement,

In January 2018, the Company notified LSQ that it would be terminating the LSQ Financing in March 2018. In March 2018, the Company and LSQ amended the LSQ Financing agreement and extended the term for an additional 60 days. The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. As of March 31, 2018, $1,604,000 was outstanding under the LSQ Financing.

7. Warrants

The following table summarizes information about the Company’s common stock warrants outstanding as of March 31, 2018 (in thousands, except exercise price data):

			NUMBER OF
			SHARES
			SUBJECT TO
		EXPIRATION	WARRANTS	EXERCISE
DESCRIPTION	ISSUE DATE	DATE	ISSUED	PRICE
In connection with June 2013 Credit Facility (June 2013 Warrants)	June 2013	June 2023 (1)	27	$8.40
In connection with August 2015 Senior Secured Promissory Notes (August 2015 Warrants)	August 2015	August 2023	4,000	$1.91
In connection with October 2012 and April 2013 Secured Promissory Notes (November 2016 Warrants)	November 2016	November 2026	125	$2.38
In connection with June 2017 Consulting Agreement (November 2017 Warrants)	June 2017	June 2027	80	$1.10
In connection with February 2018 Financing Transaction (February 2018 Warrants 1)	February 2018	December 2020	43,350	$1.00
In connection with February 2018 Financing Transaction (February 2018 Warrants 2)	February 2018	December 2020	5,143	$1.25
			52,725

As of March 31, 2018, the weighted average remaining contractual life and exercise price for these warrants is 3.0 years and $1.10, respectively.

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

8. Share-Based Plans

As of March 31, 2018, there were 5,343,000 options outstanding, 931,000 restricted stock units outstanding and 4,883,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended March 31, 2018 and 2017, the Company recognized share-based compensation of $491,000 and $582,000, respectively.

During the three months ended March 31, 2018 and 2017, the Company granted options to purchase 2,396,000 and 31,000 shares of common stock, respectively, at a weighted-average exercise price of $1.87 and $2.10, respectively. During the three months ended March 31, 2018 there were no options exercised. During the three months ended March 31, 2017, options to purchase an aggregate of 14,000 shares were exercised at a weighted-average exercise price of $1.21 per share.

The following table summarizes the activity of restricted stock units from December 31, 2017 to March 31, 2018 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2017	335	$0.94
Granted	368	1.60
Vested	(283)	1.54
Forfeited	(32)	1.06
Nonvested at March 31, 2018	388	$1.14

During the three months ended March 31, 2018, the Company granted 105,000 restricted stock units in partial satisfaction of incentive compensation due to certain executives as of December 31, 2017. There were no such grants during the three months ended March 31, 2017. This grant resulted in reclass of $205,000 from accrued liabilities to additional paid in capital as of March 31, 2018.

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

Litigation

On April 3, 2018, the Company was named as a defendant in a complaint filed by Piper Jaffray, Inc. (“Piper”) with the Superior Court of the State of Delaware. The Company was informed of and received Piper’s complaint and related documents on April 5, 2018, following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Piper’s complaint alleges one breach of contract claim, specifically, that the Company breached an engagement letter with Piper by failure to pay a $2,000,000 transaction fee, which Piper alleges is due under the engagement letter as a result of the Company’s consummation of its private placement and debt refinancing transactions in February 2018. Piper’s complaint includes a demand for payment the foregoing transaction fee, in addition to interest and costs and expenses incurred in pursuing the action, including reasonable attorneys’ fees. While the Company believes Piper’s complaint is without merit, this matter is at an early stage, and the outcome of this matter is not presently determinable

10. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum. The first interest payment was payable December 31, 2015 and until February 5, 2018, interest was payable semi-annually on June 30 and December 31. Until February 5, 2018, principal payments of $10,000,000, $10,000,000, and $20,000,000 were payable on the third, fourth and fifth anniversaries of the closing date of the August 2015 Senior Secured Promissory Notes. Debt due to related parties as of March 31, 2018 was $7,285,000. The fair value of the Company’s debt due to related parties was $3,588,000 and $21,714,000 as of March 31, 2018 and December 31, 2017, respectively. This debt was valued by applying the same ratio of the value of common stock the lender agreed to take as consideration for a reduction in the outstanding principal balance and applying this ratio to the outstanding principal balance. The August 2015 Senior Secured Promissory Notes contain representations and warranties by the Company and the lenders, certain indemnification provisions in favor of the lenders and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The August 2015 Senior Secured Promissory Notes contain several restrictive covenants and the most significant of which requires the Company to maintain a minimum cash balance of $15,000,000. This covenant was waived in the second quarter of 2016. The Company is in compliance with all other related covenants, or has received an appropriate waiver of these covenants.

On February 5, 2018, the holders of the August 2015 Senior Secured Promissory Notes, pursuant to an amendment dated December 15, 2017, converted $35,000,000 of the then outstanding debt into 20,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock (such conversion, the “Waddell Debt Conversion”). After the conversion, $5,000,000 in principal remained outstanding. Simultaneously with the Waddell Debt Conversion, the maturity of the August 2015 Senior Secured Promissory Notes was extended to December 31, 2022, and payment of all future interest was deferred to maturity on December 31, 2022, and Ospraie was granted a right of first refusal to acquire the August 2015 Senior Secured Promissory Notes.

In conjunction with the Waddell Debt Conversion, the Company accounted for the partial debt extinguishment under the troubled debt restructuring accounting guidance. The Company recognized a gain of $9,622,000 for the three months ended March 31, 2018 on partial extinguishment of the August 2015 Senior Secured Promissory Notes. Because the Company recognized a gain on the partial extinguishment of debt, the Company was required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s balance sheet related to the August 2015 Senior Secured Promissory Notes is $7,285,000, as compared to $5,000,000 of contractual principal amount outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, the Company will not recognize future interest expense on the August 2015 Senior Secured Promissory Notes.

The accounting for the change due to the August 2015 Senior Secured Promissory Notes is as follows (in thousands):

December 31, 2017	$37,822
Conversion of debt into equity	(35,000)
Change in discount, net	2,178
Accrued and future interest expense	2,285	(1)
March 31, 2018	$7,285

(1)	Includes reclassification of $324 thousand in accrued interest to debt.

11. Equity Offering and Related Transactions

On February 5, 2018 pursuant to a private placement, the Company issued 70,514,000 shares of common stock and warrants to purchase 48,493,000 shares of common stock. Of the shares issued, 44,000,000, 25,714,000 and 800,000 shares were issued pursuant to the Securities Purchase Agreement, certain debt agreement amendments (see Notes 6 and 10) and as part of a placement agent fee, respectively. Of the warrants, warrants to purchase 41,333,000, 5,143,000 and 2,017,000 shares were issued pursuant to the Securities Purchase Agreement, certain debt agreements (see Notes 6 and 10) and as part of a placement agent fee, respectively. For further discussion of the warrants, see Note 7.

The gross proceeds from the 44,000,000 shares issued under the Securities Purchase Agreement were $30,000,000 which included the conversion of $6,000,000 in convertible under the then outstanding December 2017 Convertible Note. Also, the Company converted $10,000,000 in debt under the October 2012 and April 2013 Secured Promissory Notes and $35,000,000 in debt under the Senior Secured Promissory Notes into a total of 25,714,000 shares. The estimated net proceeds from this private placement, inclusive of the cash received from the December 2017 Convertible Note, was $27,300,000. The Company incurred $2,700,000 in expenses associated with the private placement and debt conversion of which $2,180,000 was related to the equity component of these transactions.

The Company classified the warrants issued in connection with the Securities Purchase Agreement and conversion of debt into equity as equity. As a result of the financing transaction discussed above, the Company’s additional paid in capital and common stock increased by $64,312,000 and $1,000, respectively. The Company allocated the value of the financing transaction to the common shares issued in the amount of $53,385,000 and to the warrants issued in the amount of $10,928,000 based on the relative fair values of each on the transaction date.

12. Subsequent Events

Common Stock Offering

In April 2018, the Company completed an underwritten public offering of 8,366,250 registered shares of its common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13,800,000. The estimated aggregate net proceeds to the Company from common stock sold in the offering totaled approximately $12,700,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “Annual Report”).

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, clinical trial plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A—“Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—“Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

We currently market our water treatment product, Zequanox, directly to a selected group of U.S. power and industrial companies. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale. We signed an exclusive distribution agreement with Solenis for in-pipe uses. In addition, we continue to work with state, federal and bi-national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox from in-pipe treatments is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost, and environmental impact, of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals. Sales of Zequanox have remained lower than our other products due to our prioritization of our crop protection business, the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis), the unique nature of the treatment approach for each customer based on the extent of the infestation, and the design of their facility.

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

Our total revenues were $4.3 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but which also included sales of Majestene, Zequanox, Bio-Tam 2.0, Haven, Stargus/Amplitude and Jet-Ag. We believe that prior to our February Stock and Debt Conversion Transaction, concerns and rumors regarding our ability to continue operations impacted our ability to grow more robustly. Going forward, we believe our revenues may largely be impacted by weather, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues since we sell to highly concentrated, traditional distributor-type customers. Customers to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E
Three months ended March 31,
2018	23%	14%	0%	9%	6%
2017	18%	0%	15%	13%	12%

While we expect product sales to a limited number of customers to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $2.2 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory and idle capacity at our manufacturing plant. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene, Zequanox, Haven and Stargus. We expect to see a gradual increase in gross margin over the life cycle of each of our products as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly, however we are expecting these charges to decrease over time.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $2.5 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. We are seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $5.0 million and $5.3 million for the three months ended March 31, 2018 and 2017, respectively. We have been building a sales and marketing organization that provides for increased training and a better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth. We expect that our selling, general and administrative expenses to remain approximately flat in all departments with the exception of sales and marketing. In 2018, we are increasing our marketing communications campaigns and putting more “boots on the ground”, which should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers.

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

On December 15, 2017, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors named therein, including Ospraie Ag Science LLC (“Ospraie”). On February 5, 2018, pursuant to the Securities Purchase Agreement, we issued to these investors, an aggregate of 44,000,001 shares of common stock and warrants to purchase 41,333,333 of common stock for an aggregate purchase price of $30,000,000, including the conversion to units of $6,000,000 of principal amounts outstanding under a series of debt agreements with a third party for the issuance of convertible debt (“Secured December 2017 Convertible Note”).

In addition, on February 5, 2018, we converted, pursuant to an amendment, dated December 15, 2017, to the senior secured promissory notes we had previously sold to affiliates of Waddell & Reed Financial, Inc. (“August 2015 Secured Promissory Notes”) $35,000,000 aggregate principal amount of the August 2015 Senior Secured Promissory Notes into an aggregate of 20,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock (such conversion, the “Waddell Debt Conversion”), such that $5,000,000 of principal under the August 2015 Senior Secured Promissory Notes is outstanding as of March 31, 2018. Also on February 5, 2018, we converted, pursuant to an amendment, dated December 15, 2017, to various debt agreements entered into in 2013 and 2014 (the “October 2012 and April 2013  Secured Promissory Notes”), $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of March 31, 2018. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022, the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the maturity of the October 2012 and April 2013 Secured Promissory Notes on December 31, 2022.

In April 2018, we completed an underwritten public offering of 8,336,250 registered shares of common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13.8 million. The estimated aggregate net proceeds to the Company from common stock sold in the offering totaled approximately $12.7 million.

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

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize, inventory valuation and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. As documented in Note 2 of the condensed consolidated financial statements, the adoption of this standard had a material impact on these financial statements and is expected to have a material impact on our future financial statements. During the three months ended March 31, 2018, our revenues were $0.5 million greater than they would have been if we had accounting for revenue under the standard effective for the three months ended March 31, 2018. We expect that the implementation of this new standard will continue to have a material impact on our financial statements from quarter to quarter.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 98% and 99% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. Product revenues in the United States constituted 82% of our total revenues for each of the three months ended March 31, 2018 and 2017.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the three months ended March 31, 2018 and 2017, license revenues constituted 2% and 1%, respectively of total revenues. As of March 31, 2018, including agreements with related parties discussed below, we had received an aggregate of $3.4 million in payments under our strategic collaboration and distribution agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $0.8 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We have entered into in-license technology agreements with respect to the use and commercialization of four of our commercially available product lines, Regalia, Grandevo, Zequanox and Haven, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The patents for Regalia and Zequanox expired in 2017 and the in-licensed U.S. patent for Grandevo is expected to expire in 2024. There is, however, a pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. The licensed patents for Haven begin to expire in 2019. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Grandevo, Zequanox, and Haven and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

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

We expect selling, general, and administrative expenses to remain approximately flat in all departments with the exception of sales and marketing. In 2018, we are increasing our marketing communications campaigns and putting more “boots on the ground”, which we believe should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers.

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In June 2014, we entered into a $10.0 million promissory note with a variable interest rate that varies with the prime rate. Accordingly, our interest expense will increase as the prime rate increases.

In August 2015, we issued and sold the August 2015 Secured Promissory Notes to affiliates of Waddell & Reed Financial, Inc. in the aggregate principal amount of $40.0 million with a fixed interest rate of 8%. In accordance with the related accounting guidance, because we recognized a gain on the partial extinguishment of debt, we were required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s balance sheet related to the August 2015 Senior Secured Promissory Notes is $7,285,000, as compared to $5,000,000 of contractual principal amount outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, we will not recognize future interest expense on the August 2015 Senior Secured Promissory Notes.

As of December 31, 2017, we had $12,450,000 in outstanding principal related to the October 2012 and April 2013 Secured Promissory Notes. In February 2018, $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes was converted into an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock in the Snyder Debt Conversion, such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of March 31, 2018. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022, the interest was reduced from 14% to 8% due to the Snyder Debt Conversion and all interest payments were deferred to maturity. In accordance with the related accounting guidance, because we recognized a gain on the partial extinguishment of debt, we were required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on our balance sheet related to the October 2012 and April 2013 Secured Promissory Notes is $3,411,000, as compared to $2,450,000 of contractual principal amount outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, we will not recognize future interest expense on the October 2012 and April 2013 Secured Promissory Notes.

Starting in October 2017, we entered into the Secured December 2017 Convertible Note. As of February 5, 2018, the outstanding principal balance under the Secured December Convertible Note was $6,000,000. The interest rate from January 1, 2018 to February 5, 2018 was 10% per annum.

On February 5, 2018, the holder converted the entire outstanding principal of $6,000,000 under the Secured December 2017 Convertible Note into shares of our common stock at a rate of $0.50 per share. After the conversion into common stock on February 5, 2018, there was no outstanding balance under the Secured December 2017 Convertible Note.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2018, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Key Components of Our Results of Operations

Results of Operations

The following table sets forth certain statements of operations and other financial and operating data:

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Revenues:
Product	$4,224	$4,096
License	100	58
Total revenues	4,324	4,154
Cost of product revenues	2,242	2,279
Gross profit	2,082	1,875
Operating Expenses:
Research, development and patent	2,534	2,444
Selling, general and administrative	5,024	5,343
Total operating expenses	7,558	7,787
Loss from operations	(5,476)	(5,912)
Other income (expense):
Interest expense	(1,119)	(636)
Interest expense, net to related parties	(434)	(1,074)
Change in fair value of financial instruments	(5,177)	—
Loss on extinguishment of debt, net	(303)	—
Gain on extinguishment of debt, related party	9,622	—
Other income (expense), net	(31)	(7)
Total other income (expense), net	2,558	(1,717)
Net loss	$(2,918)	$(7,629)

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Revenues:
Product	98%	99
License	2	1
Related party	—	—
Total revenues	100	100
Cost of product revenues(1)	52	55
Gross profit	48	45
Operating Expenses:
Research, development and patent	59	59
Selling, general and administrative	116	129
Total operating expenses	175	188
Loss from operations	(127)	(143)
Other income (expense):
Interest expense	(26)	(15)
Interest expense to related parties	(10)	(26)
Change in estimated fair value of financial instruments	(120)	—
Gain on extinguishment of debt, net	(7)	—
Gain on extinguishment of debt, related party	223	—
Other income (expense), net	(1)	—
Total other expense, net	59	(41)
Loss before income taxes	(68)	(184)
Net loss	(68)%	(184)

Comparison of Three Months Ended March 31, 2018 and 2017

Product Revenues

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Dollars in thousands)
Product revenues	$4,224	$4,096
% of total revenues	98%	99%

Product revenues increased by $0.1 million, or 3%, primarily due to an increase in shipments of our Venerate product. We adopted ASC 606 during the three months ended March 31, 2018. The product revenue for the three months ended March 31, 2017 represents revenues on a sell-in and sell-through basis. As a result, we recognized an additional $0.5 million in revenue for the three months ended March 31, 2018 beyond what we would have had we used the sell-in and sell-through revenue recognition methods we used for the three months ended March 31, 2017.

License Revenues

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Dollars in thousands)
License revenues	$100	$58
% of total revenues	2%	1%

We recognized an additional $42,000 in revenues during the three months ended March 31, 2018 as a result of the adoption of ASC 606.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Dollars in thousands)
Cost of product revenues	$2,242	$2,279
% of total revenues	52%	55%
Gross profit	2,082	1,875
% of total revenues	48%	45%

Cost of product revenues were flat and gross profit increased by $0.2 million. Gross margins increased from 45% to 48%. Cost of product revenues as a percentage of revenue declined as favorable mix was realized during the quarter as compared to the first quarter of 2017. Gross margins increased due to favorable product mix during the quarter ended March 31, 2018. We adopted ASC 606 during the three months ended March 31, 2018. The cost of product revenues for the three months ended March 31, 2017 represents costs of product revenues on a sell-in and sell-through basis. As result, we recognized an additional $0.3 million in cost of product revenues beyond what we would have had we used the sell-in and sell-through revenue recognition methods we used for the three months ended March 31, 2018.

Research, Development and Patent Expenses

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Dollars in thousands)
Research, development and patent	$2,534	$2,444
% of total revenues	59%	59%

Research, development and patent expenses increased by $0.1 million, or 4%, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and our focused pipeline of new products.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Dollars in thousands)
Selling, general administrative expenses	$5,024	$5,343
% of total revenues	116%	129%

Selling, general and administrative expenses decreased by $0.3 million or 6%, primarily due to a $0.2 million recover through insurance proceeds of previously expensed legal fees related to activities as a result of our restatement of our financial statements and related investigation and litigation, conducted during prior periods.

Other Expense, Net

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Dollars in thousands)
Interest expense	$(1,119)	$(636)
Interest expense to related parties	(434)	(1,074)
Change in estimated fair value of derivative liability	(5,177)	—
Loss on extinguishment of debt, net	(303)	—
Gain on extinguishment of debt, related party, net	9,622	—
Other income (expense) net	(31)	(7)
	$2,558	$(1,717)

Interest expense increased by $0.5 million, or 76%, primarily due to fees and discounts associated with the convertible debt that was converted into common stock during the three months ended March 31, 2018 as further discussed in Note 6 to the condensed consolidated financial statements. We adopted ASC 606 during the three months ended March 31, 2018. We recognized an additional $0.1 million in interest expense during the three months ended March 31, 2018 as a result of the adoption. Related party interest expense decreased $0.6 million, or 60%, primarily as a result of the reduction in the related party debt as a portion was converted into common stock as further discussed in Note 11 to the condensed consolidated financial statements. During the fourth quarter of 2017 and January 2018, as further discussed in Note 6 to the condensed consolidated financial statements, we made draws on a convertible note. There was a certain feature of this note that was valued as a derivate. An expense of $5.2 million was recognized related to the change in the underlying fair value of this feature from December 31, 2017 to February 5, 2018, the date this feature and the underlying note were extinguished and converted, respectively. There was no comparable expense recognized during three months ended March 31, 2017. We recognized a loss on extinguishment of debt during the three months ended March 31, 2018 as a result of the conversion of $10 million of outstanding debt into common stock in partial extinguishment of this debt and extinguishment of $6 million in convertible debt. See Note 6 of the condensed consolidated financial statements for further discussion. There was no comparable expense during the three months ended March 31, 2017. For the three months ended March 31, 2018, we converted $35 million of related party debt into common stock and recognized a gain on partial extinguishment of $9.6 million. See Note 11 of the condensed consolidated financial statements for further discussion. There was no comparable gain during the three months ended March 31, 2017.

Seasonality and Quarterly Results

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively short history of sales, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations and products and the impact of weather and climate change. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products.

Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, late snows and cold temperatures in the Midwestern and Eastern United States in the first and second quarters of 2014 delayed planting and pesticide and plant health applications, the California drought in 2015 and the Northeast U.S. drought in 2016 affected fungicide sales and Hurricanes Irma and Maria affected Florida and Puerto Rico crops in the third quarter of 2017. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

Our expense levels are based in part on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant fluctuations in our operating results from quarter to quarter, which could result in uncertainty surrounding our level of earnings and possibly a decrease in our stock price.

Liquidity and Capital Resources

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. We believe that our existing cash and cash equivalents of $14.8 million at March 31, 2018, expected revenues and the net proceeds from equity financing discussed in Note 12 will be sufficient to fund operations as currently planned through one year from the date of the issuance of these financial statements. We believe that the actions discussed above are probable of occurring and mitigate the substantial doubt raised by our historical operating results. However, we cannot predict, with certainty, the outcome of our actions to grow revenues or manage or reduce costs. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend its available financial resources less or more rapidly than currently expected. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations. We incorporated additional information regarding risks related to our capital and liquidity described in Part I— Item 1A— “Risk Factors”, in our Annual Report.

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of March 31, 2018, we had received an aggregate of $3.4 million in payments under these agreements. In addition, there will be an additional $0.3 million in payments due on certain anniversaries of regulatory approval and an additional $0.8 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

We had the following debt arrangements in place as of March 31, 2018 (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL INTEREST	BALANCE (INCLUDING ACCRUED	PAYMENT/
DESCRIPTION	RATE	INTEREST)	MATURITY
Promissory Notes (1)	8.00%	$2,493	Due December 31, 2022 (3)
Promissory Note (1)	6.25%	9,059	Monthly/June 2036
Promissory Notes (2)	8.00%	5,398	Due December 31, 2022(3)
Secured Borrowing (1)	12.78%	1,614	Varies(4)/May 2018

(1)	See Note 6 of the condensed consolidated financial statements.
(2)	See Note 10 of the condensed consolidated financial statements.
(3)	In February 2018, the maturity date and all interest payments were extended to December 2022.
(4)	Payable through the lender’s direct collection of certain accounts receivable through March 2018.

In February 2018, we issued, pursuant to the Securities Purchase Agreement entered into on December 15, 2017, 70,514,000 unregistered shares of our common stock and we also converted $51,000,000 in outstanding debt principal (including $6,000,000 outstanding under the Secured December 2017 Convertible Note and $45,000,000 outstanding under long-term senior secured debt instruments) into a portion of the previously mentioned common shares (the “February Stock and Debt Conversion Transaction”). The gross proceeds to us from the offering were approximately $24,000,000, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled approximately $21,800,000. Of the $7,450,000 in principal that remained as of March 31, 2018 under these partially converted notes, the maturity dates and future interest payments were extended until the amended maturity date of December 31, 2022. On an annualized basis through 2021, these amendments are expected to save us approximately $4.9 million in cash interest payments. See Notes 6 and 10 of the condensed consolidated financial statements for further discussion of February Stock and Debt Conversion Transaction.

As part of the February Stock and Debt Conversion Transaction, we converted $45,000,000 in partial consideration for certain outstanding debt as further discussed in Notes 6 and 10 of the condensed consolidated financial statements. Of the $7,450,000 in principal that remained as of March 31, 2018 under these partially converted notes, the maturity dates and future interest payments were extended until the amended maturity date of December 31, 2022. On an annualized basis through 2021, these amendments are expected to save us approximately $4.9 million in cash interest payments.

In April 2018, we completed an underwritten public offering of 8.3 million registered shares of our common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13.8 million. The estimated aggregate net proceeds to the Company from common stock sold in the offering totaled approximately $12.7 million.

We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. If we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Unaudited)
Net cash used in operating activities	$(9,746)	$(7,550)
Net cash used in investing activities	(362)	(83)
Net cash used in financing activities	24,079	(194)
Net increase (decrease) in cash and cash equivalents	$13,971	$(7,827)

Cash Flows from Operating Activities

Net cash used in operating activities of $9.7 million during the three months ended March 31, 2018 primarily resulted from our net loss of $2.9 million and net non-cash gains on the extinguishment of debt of $9.3 million, and cash used by operating assets and liabilities of $4.3. These uses were partially offset by non-cash of $6.8 million.

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

Net cash used in investing activities were $0.4 million during the three months ended March 31, 2018 resulting from purchases of property, plant and equipment to support our operations.

Net cash used in investing activities were $0.1 million during the three months ended March 31, 2017 resulting from purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided in financing activities of $24.1 million during the three months ended March 31, 2018 consisted primarily of $21.8 million in net proceeds from the issuance of common stock, $5.5 million in proceeds from the issuance of debt, and offset by reductions and repayment of debt of $3.3 million.

Net cash used in financing activities of $0.2 million during the three months ended March 31, 2017 consisted primarily $0.1 million in payments under capital leases and $0.1 million in payments under debt obligations.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2018 (in thousands):

	TOTAL	2018	2019-2020	2021-2022	2023 AND BEYOND
	(In thousands)
Operating lease obligations	$1,329	$714	$615	$—	$—
Debt	18,084	1,800	575	8,107	7,602
Interest payments	9,760	444	1,131	4,289	3,896
Total	$29,173	$2,958	$2,321	$12,396	$11,498

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

Since March 31, 2018, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2018 and 2017.

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

Interest Rate Risk

We had cash and cash equivalents of $14.8 million as of March 31, 2018, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, the CEO and CFO each concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to material weaknesses in our internal control over financial reporting, which are disclosed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2018 due to a material weaknesses in the Company’s internal control over financial reporting, which is disclosed below.

Material Weaknesses and Remediation Activities

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified a specific deficiency related to controls over accounting for complex financial instruments that constituted a material weakness in our internal controls over financial reporting as of December 31, 2017. During the three months ended March 31, 2018, the Company began to implement controls around complex financial instruments. As this process was not been finalized for the three months ended March 31, 2018; this material weakness had not been remediated. We did not maintain effective internal controls related to the accounting for embedded derivative instruments that were a part of certain loan instruments that we entered into during the year ended December 31, 2017 and the related debt issuance costs. Specifically, this material weakness resulted in material misstatements and audit adjustments to derivative liability, debt discounts, interest expense, change in fair value of financial instruments and additional paid-in capital to the consolidated financial statements for the year ended December 31, 2017. This material weakness could result in future misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

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

As management continues to evaluate our internal control over financial reporting, management may determine that additional measures should be taken to address these or other control deficiencies, and/or that the remediation plan should modified. Notwithstanding the identified material weakness in our internal control over financial reporting, specifically related to derivative accounting, management has concluded that the financial statements and other financial information included in this Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Changes in Internal Control

Other than the remediation actions taken and the controls implemented for embedded derivatives and complex financial instruments, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—“Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2017. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below or in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

Risks Related to Ownership of our Common Stock

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of additional shares of our common stock in the public market related to our April 2018 underwritten public offering as discussed further above and in Note 12 of the condensed consolidated financial statements could cause the market price of our common stock to decline. As of May 11, 2018, we had outstanding an aggregate of 110,469,486 shares of common stock. A substantial amount of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless these shares were owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act.

Following the completion of the April 2018 offering, $26.8 million is available for the public sale of common stock, preferred stock, warrants and units under our currently effective “shelf” registration statement on Form S-3 (Registration File No. 333-215024), including $14.8 million shares of common stock available for offer and sale from time to time under our at-the-market offering program.

We have also filed a resale shelf registration statement on Form S-3 (Registration File No. 333-224193) with the SEC to register the resale of (i) 70,514,286 shares of common stock and (ii) 48,493,332 shares of common stock underlying warrants with a weighted average exercise price per share of $1.03, all of which were issued in the February Stock and Debt Conversion Transaction. No new shares or shares issuable in the future are being offered through the resale registration statement, other than those included in the February Stock and Debt Conversion Transaction. We filed the resale registration statement in order to satisfy the requirements of the registration rights agreement entered into with the parties to the February Stock and Debt Conversion Transaction (the “Financing Shareholders”). While registration of the shares does not mean that those shares will necessarily be offered or sold, and even if the registration statement is declared effective, the shares may not be sold by any of the Financing Shareholders until a lock-up agreement expires on August 4, 2018, the perception that such sales may occur, in addition to any future sales of such shares, may cause the market price of our common stock to decline.

We have also registered all of the shares of common stock that we may issue under our outstanding stock options and employee stock incentive plans, and as of April 12, 2018, 5,342,581 shares of common stock were issuable upon the exercise of outstanding stock options at a weighted average exercise price of $3.93 per share, 930,510 shares of common stock were issuable upon settlement of restricted stock units and 4,883,219 additional shares of common stock were reserved for issuance under our stock option plan. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, as of April 12, 2018, an aggregate of 4,231,288 shares of common stock were issuable upon the exercise of outstanding warrants not issued in connection with the February Stock and Debt Conversion Transaction, at a weighted exercise price of $1.95 per share, which are not included in our resale shelf registration statement filing.

We may require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We believe that our existing cash and cash equivalents of approximately $14.8 million at March 31, 2018, together with expected revenues and the net proceeds from the April 2018 offering will be sufficient to fund operations as currently planned for at least the next 12 months. However, we expect to continue to incur losses until we are able to significantly increase our revenue, and we are obligated to repay $17.5 million of principal under indebtedness outstanding as of March 31, 2018 (with approximately $9.0 million of such principal accruing interest at a variable rate of 6.5% as per annum as of March 31, 2018, and which is repayable in monthly payments through June 2036, an aggregate of approximately $7.5 million of such principal accruing interest at 8% per annum, and which is repayable upon maturity in December 2022, and approximately $1.1 million of such principal accruing interest at 13.6% per annum, and which is repayable upon maturity in May 2018). Further, we cannot predict, with certainty, the outcome of our actions to grow revenue or to manage or reduce costs, and we may have greater than anticipated cash needs for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures, and potential costs associated with litigation, including a breach of contract claim brought by Piper Jaffray, Inc. alleging our failure to pay a $2.0 million transaction fee. While we have based our beliefs on assumptions and estimates that management believes are reasonable, these assumptions and beliefs may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected.

Accordingly, we may need significant additional financing to maintain and expand our business, as well as to meet the financial covenants of and pay the principal and interest under our debt agreements. We may seek additional funds from public or private equity offerings, debt financings, or strategic collaborations involving up-front cash payments or other means. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be significantly dilutive to you or, in some cases, require us to seek shareholder approval for the financing, and debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, our existing loan agreements contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment if we incur additional indebtedness and liens and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the debt agreements, which could require us to pay additional prepayment penalties. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

Certain of our debt agreements also contain financial covenants, including maintaining minimum current, debt-to-worth and loan-to-value ratios and provisions providing for an event of default if there is a material adverse change in our financial condition or if we are in default under certain of our other agreements. While we are not currently in default under any of these agreements, and none of our lenders have previously declared an event of default on our indebtedness, prior to our recent receipt of waivers from our lenders, we had not been in compliance with certain of these covenants. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances include: if we fail to pay any principal or interest under our indebtedness when due, or are otherwise in violation of certain covenants under our debt agreements. Such an event could have a material adverse effect upon our business and would likely require us to seek to renegotiate these debt arrangements with the lenders, as we may not have sufficient funds to repay that indebtedness.

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

We have had a history of losses, and our business, financial results and stock price have historically been adversely affected by matters related to our 2015 financial restatement and, prior to the February Stock and Debt Conversion Transaction, concerns regarding our ability to continue operations. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $12.00 per share, our stock price has ranged between $0.60 and $20.00 through May 11, 2018. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	our small public float relative to the total number of shares of common stock that are issued and outstanding;

●	quarterly variations in our results of operations, those of our competitors or those of our customers;

●	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;

●	our ability to develop and market new products on a timely basis;

●	disruption to our operations;

●	media reports and publications about our financials or about pest management products;

●	announcements concerning our competitors or the pest management industry in general;

●	our entry into, modification of or termination of key license, research and development or collaborative agreements;

●	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals;

●	general and industry-specific economic conditions;

●	any major change in our board of directors or management;

●	the commencement of, or our involvement in, litigation;

●	changes in financial estimates, including our ability to meet our future net revenues and operating profit or loss projections;

●	changes in earnings estimates or recommendations by securities analysts; and

●	the announcement of other events related to our business and strategy described below under “—Risks to our Business and Strategy.”

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline. If our operating results fail to meet the forecast of analysts, our stock price will likely decline.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We currently plan to invest all available funds, including the proceeds from this offering, and future earnings, if any, in the development and growth of our business. We currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, a rise in the market price of our common stock, which is uncertain and unpredictable, will be your sole source of potential gain in the foreseeable future, and you should not rely on an investment in our common stock for dividend income.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interest of other stockholders.

As of April 12, 2018, our executive officers and directors and their affiliates, including Ospraie, beneficially owned or controlled, directly or indirectly, an aggregate of approximately 64.3 million shares, or 47.8% of our common stock. In addition, affiliates of Waddell & Reed Financial Inc. (“Waddell”), beneficially own 27.1% of our common stock, and Ardsley Advisory Partners (“Ardsley”) beneficially owns 14.6% of our common stock. Further, affiliates of Ospraie, Waddell and Ardsley, together with our Chief Executive Officer, Dr. Pamela Marrone, have entered into a voting and lock-up agreement, pursuant to which each agreed to vote their existing shares of our common stock, representing 65.2% of our outstanding shares as of April 12, 2018, in favor of the election of up to two directors designated by Ospraie at our 2018 Annual Meeting of Stockholders, subject to certain conditions and limitations. If all of these security holders act together, they will be able to exert significant control over our management and affairs, which could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to comply with the laws and regulations affecting public companies, which costs will increase after we are no longer an “emerging growth company” and become an “accelerated filer.”

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Nasdaq Capital Market (“Nasdaq”). Such costs will increase after we cease to qualify as an emerging growth company, which will occur no later than December 31, 2018, the last day of the fiscal year in which the fifth anniversary of our initial public offering occurred, and after we become an accelerated filer, which we believe could also occur as early as December 31, 2018, if we have an aggregate worldwide market value of the voting and non-voting common equity held by our non-affiliates of $75 million or more, but less than $700 million, as of the last business day of our second fiscal quarter of 2018. Our management and other personnel have needed to devote a substantial amount of time to these compliance initiatives, and our legal and accounting compliance costs have increased. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are currently unable to estimate these costs with any degree of certainty. Greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. We also expect that, as a public company, it will continue to be expensive for us to obtain directors’ and officers’ liability insurance.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as an emerging growth company, we are not yet required to comply with the auditor attestation provisions of Section 404. However, we are required to comply with management attestations of Section 404, and our testing, or the subsequent testing by our independent registered public accounting firm, may identify deficiencies in our internal control over financial reporting, in addition to those that have already been identified, that are deemed to be material weaknesses. We expect to incur substantial accounting expense and management time on compliance-related issues with respect to Section 404. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

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

In addition, as discussed further under Part II—Item 9A—“Controls and Procedures” of our Annual Report on Form 10-K incorporated herein by reference, we identified a deficiency related to disclosure controls and a material weakness in our internal controls over financial reporting as of December 31, 2017 related to the accounting for embedded derivative instruments that were a part of certain loan instruments that we entered into during the year ended December 31, 2017. We are developing and implementing a plan to remediate this material weakness.

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

Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will have been detected. Further, we can provide no assurances that other material weaknesses in our internal control over financial reporting, such as the material weaknesses we have identified with respect to stock option grants and derivatives, will not be identified in the future.

Our appointment of a new registered independent accounting firm could result in delays in the filing of our reports with the SEC, and our new registered independent accounting firm may interpret accounting rules differently than our former firm, which could adversely impact our business.

On April 12, 2018, we dismissed our former registered independent accounting firm, Ernst & Young LLP, and engaged a new firm, Marcum LLP, to serve in that role. Consequently, our new registered independent accounting firm will be reviewing and auditing our financial reporting in the future. Given the complexities of public-company accounting rules, the differences in how those rules are interpreted by various accounting firms, it is possible that our new independent auditor will require us to characterize certain transactions and/or present financial data differently than was approved by our former auditor. Similarly, it is possible that our new auditor will disagree with the way we have presented financial results in prior periods, in which case we may be required to restate those financial results. In either case, these changes could negatively impact our future financial results and/or previously reported financial results, could subject us to the expense and other consequences of restating our prior financial statements, and could lead to government investigation and/or shareholder litigation.

Unforeseen problems with the implementation and maintenance of our information systems, or failure to design and operate effective internal controls over information systems, could have an adverse effect on our operations and could result in ineffective internal control over our financial reporting .

In the fourth quarter of 2016, we began the process of implementing a cloud-based enterprise resource planning (“ERP”) system. During the second quarter of fiscal 2017, we transitioned to our ERP system for manufacturing operations for material requirements planning, general ledger, procurement, cost accounting, payment, billings and cash receipts functions. This transition, including our engagement of third party experts to help in the design, training and implementation of the new ERP system, has accounted for increases in sales, general and administrative costs, relative to prior periods. As we add functionality and increase the use of the ERP system, we will incur additional costs and problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As such, our results of operations and cash flows could be adversely affected.

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

Our stock price has in the past and may in the future fail to meet minimum requirements for continued listing on The Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq or if we are unable to transfer our listing to another stock market.

In the past, we have received written notifications from Nasdaq informing us that we were not in compliance with certain continued listing requirements of The Nasdaq Stock Market LLC. As previously disclosed, on January 2, 2018, we received written notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with the rules for continued listing because we had not yet held an annual meeting of shareholders within twelve months of the end of our 2016 fiscal year end. As a result of our holding the 2017 Annual Meeting on January 31, 2018, we regained compliance with the applicable rule. There can be no assurance that we will continue to maintain compliance with the requirements for listing our common stock on Nasdaq. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We could be an emerging growth company until no later than December 31, 2018, the last day of the fiscal year following the fifth anniversary after our initial public offering, or if sooner, the earliest of (i) the last day of the fiscal year in which we have annual gross revenues of $1.07 billion or more; (ii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt; or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. In addition, we believe we may qualify as an accelerated filer as early as December 31, 2018, if we have an aggregate worldwide market value of the voting and non-voting common equity held by our non-affiliates of $75 million or more, but less than $700 million, as of the last business day of our second fiscal quarter of 2018.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.1	Voting and Lock Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 6, 2018).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on May 15, 2018.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
Chief Executive Officer

