Form 10-Q
period 2018-06-30
MARRONE BIO INNOVATIONS INC
filed 2018-08-14
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an Emerging Growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Class	Shares Outstanding at August 10, 2018
Common Stock, $0.00001 par value	110,588,949

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	JUNE 30, 2018	DECEMBER 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$23,250	$786
Restricted cash, current portion	46	487
Accounts receivable	4,722	3,785
Inventories, net	9,181	9,827
Deferred cost of product revenues	3	3,063
Prepaid expenses and other current assets	766	1,170
Total current assets	37,968	19,118
Property, plant and equipment, net	15,275	16,016
Restricted cash, less current portion	1,560	1,560
Other assets	337	219
Total assets	$55,140	$36,913
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,486	$3,800
Accrued liabilities	5,986	8,189
Accrued interest due to related parties	—	1,622
Deferred revenue, current portion	356	6,193
Derivative liability	—	674
Debt, current portion	2,608	1,524
Total current liabilities	10,436	22,002
Deferred revenue, less current portion	2,669	2,046
Debt, less current portion	11,929	24,407
Debt due to related parties	7,300	37,822
Other liabilities	843	1,287
Total liabilities	33,177	87,564
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 110,473 and 31,351 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	—
Additional paid in capital	292,985	214,921
Accumulated deficit	(271,023)	(265,572)
Total stockholders’ equity (deficit)	21,963	(50,651)
Total liabilities and stockholders’ equity (deficit)	$55,140	$36,913

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Revenues:
Product	$5,637	$6,418	$9,861	$10,514
License	115	58	215	116
Total revenues	5,752	6,476	10,076	10,630
Cost of product revenues	3,030	3,966	5,272	6,245
Gross profit	2,722	2,510	4,804	4,385
Operating Expenses:
Research, development and patent	2,493	2,853	5,027	5,297
Selling, general and administrative	4,720	5,073	9,744	10,416
Total operating expenses	7,213	7,926	14,771	15,713
Loss from operations	(4,491)	(5,416)	(9,967)	(11,328)
Other income (expense):
Interest expense	(340)	(869)	(1,459)	(1,505)
Interest expense, related parties	(17)	(1,085)	(451)	(2,159)
Change in fair value of financial instruments	—	—	(5,177)	—
Loss on extinguishment of debt, net	—	—	(303)	—
Gain on extinguishment of debt, related party	—	—	9,622	—
Other income (expense), net	4	(15)	(27)	(22)
Total other income (expense), net	(353)	(1,969)	2,205	(3,686)
Net loss	$(4,844)	$(7,385)	$(7,762)	$(15,014)

Basic and diluted net loss per common share:	$(0.04)	$(0.25)	$(0.08)	$(0.55)
Weighted average shares outstanding used in computing basic and diluted net loss per common share:	108,647	29,401	91,713	27,070

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2018	2017
Cash flows from operating activities
Net loss	$(7,762)	$(15,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	983	1,034
Gain on disposal of equipment	-	(4)
Share-based compensation	873	1,169
Non-cash interest expense	722	730
Change in fair value of financial instruments	5,177	—
Loss on extinguishment of debt, net	303	—
Gain on extinguishment of debt, related party, net	(9,622)	—
Net changes in operating assets and liabilities:
Accounts receivable	(937)	(2,202)
Inventories	646	118
Prepaid Expenses and other assets	163	738
Deferred cost of product revenues	2	(722)
Accounts payable	(2,192)	1,595
Accrued and other liabilities	(1,692)	1,242
Accrued interest due to related parties	(1,614)	(22)
Deferred revenue	—	1,507
Net cash used in operating activities	(14,950)	(9,831)
Cash flows from investing activities
Purchases of property, plant and equipment	(478)	(160)
Net cash used in investing activities	(478)	(160)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	34,496	8,223
Proceeds from issuance of debt	2,000	—
Proceeds from secured borrowings	9,754	6,151
Repayments in secured borrowings	(8,670)	(3,281)
Repayment of debt	(129)	(134)
Repayment of capital leases	—	(352)
Exercise of stock options	—	17
Net cash provided by financing activities	37,451	10,624
Net increase in cash and cash equivalents and restricted cash	22,023	633
Cash and cash equivalents and restricted cash, beginning of period	2,833	12,613
Cash and cash equivalents and restricted cash, end of period	$24,856	$13,246

Supplemental disclosure of cash flow information
Cash paid for interest	$2,481	$2,938
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$236	$7
Financing costs in accounts payable	$—	$215
Embedded derivative liability associated with bridge loan	$573	$—
Conversion of debt to equity	$10,000	$—
Conversion of bridge loan (convertible note) to equity	$6,000	$—
Conversion of debt, related party to equity	$35,000	$—
Conversion of accrued liabilities into equity associated with the granting of restricted stock units	$205	$—

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

1. Summary of Business, Basis of Presentation and Liquidity

Marrone Bio Innovations, Inc. (the “Company”), formerly Marrone Organic Innovations, Inc., was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company makes bio-based pest management and plant health products. The Company targets the major markets that use conventional chemical pesticides, including certain agricultural and water markets where its bio-based products are used as alternatives for, or mixed with, conventional chemical pesticides. The Company also targets new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. The Company delivers EPA-approved and registered biopesticide products and other bio-based products that address the global demand for effective, safe and environmentally responsible products.

From October 2017 through January 2018, the Company borrowed, pursuant to a convertible promissory note (the “Secured December 2017 Convertible Note”) as amended and restated on December 22, 2017, $6,000,000, including $4,000,000 borrowed in 2017 and $2,000,000 borrowed in January 2018.

Pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on December 15, 2017, in February 2018, the Company issued, 70,514,000 unregistered shares of its common stock and converted $51,000,000 in outstanding debt principal of which $6,000,000 was outstanding under the Secured December 2017 Convertible Note and $45,000,000 was outstanding under long-term senior secured debt instruments (the “February Stock and Debt Conversion Transaction”). The gross proceeds to the Company from the offering were approximately $24,000,000, which excludes the $6,000,000 in debt converted under the Secured December 2017 Convertible Note. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled approximately $21,800,000. See Notes 6, 11 and 12 for further discussion of the February Stock and Debt Conversion Transaction.

In April 2018, the Company completed a public offering of 8,366,250 registered shares of its common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13,804,000. The aggregate estimated net proceeds to the Company from common stock sold under the shelf registration total approximately $12,675,000.

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of June 30, 2018, the Company had an accumulated deficit of $271,023,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. Until the completion of the IPO in August 2013, the Company had funded operations primarily with net proceeds from the private placements of convertible preferred stock, convertible notes, promissory notes and term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of June 30, 2018, the Company had working capital of $27,532,000, including cash and cash equivalents of $23,250,000. In addition, as of June 30, 2018, the Company had debt and debt due to related parties of $14,537,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. In addition, as of June 30, 2018, the Company had a total of $1,606,000 of restricted cash relating to these debt agreements (see Note 6).

The June 2014 Secured Promissory Note (as defined in Note 6) contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the financial statements. The lender has waived their right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through November 15, 2019. As a result, none of the long term portion of the Company’s outstanding debt has been reclassified to current in these financial statements as of June 30, 2018.

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

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company believes that its existing cash and cash equivalents of $23,250,000 at June 30, 2018, expected revenues and, the net proceeds from equity financing discussed in Note 9 will be sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. The Company believes that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by the Company’s historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. Cash on hand as of the issuance of these financial statements is estimated to be $19.7 million. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues or manage or reduce costs. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2017.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows in thousands:

	JUNE 30,
	2018	2017
Cash and cash equivalents	$23,250	$10,242
Restricted cash, current portion	46	1,444
Restricted cash, less current portion	1,560	1,560
Total cash, cash equivalents and restricted cash	$24,856	$13,246

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

The Company’s principal sources of revenues are its Regalia, Grandevo and Venerate product lines. These three product lines accounted for 92% and 84% of the Company’s total revenues for the three months ended June 30, 2018 and 2017, respectively. These three product lines accounted for 92% and 87% of the Company’s total revenues for the six months ended June 30, 2018 and 2017, respectively.

Revenues generated from international customers were 6% for each of the three months ended June 30, 2018 and 2017, respectively, and 11% and 9% for each of the six months ended June 30, 2018 and 2017, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
Three months ended June 30,
2018	21%	19%	15%	11%
2017	0%	34%	9%	6%

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
Six months ended June 30,
2018	18%	21%	11%	11%
2017	0%	27%	10%	5%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either June 30, 2018 or December 31, 2017 consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D	CUSTOMER E	CUSTOMER F
June 30, 2018	24%	11%	10%	4%	9%	5%
December 31, 2017	22%	2%	3%	16%	11%	11%

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

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of June 30, 2018 and December 31, 2017, the Company recorded deferred cost of product revenues of $3,000 and $3,063,000 respectively.

Deferred Revenue

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring control of goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net sales after the Company has transferred control of the goods or services to the customer and all revenue recognition criteria are met. The Company’s deferred revenue is broken out as follows (in thousands):

	JUNE 30, 2018	DECEMBER 31, 2017
Product revenues	$532	$6,449
Financing costs(1)	580	-
License revenues	1,913	1,790
	3,025	8,239
Less current portion	(356)	(6,193)
	$2,669	$2,046

(1)	Financing costs relate to the implementation of ASC 606. Refer to the Company’s revenue recognition policy in this note.

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For the three and six months ended June 30, 2018, the adoption of this standard had a material impact on the Company’s financial statements, and it is expected to have a material impact on future periods, because the Company will no longer recognize revenue on a sell-through basis.

The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet on January 1, 2018 for the adoption of the new revenue standard was as follows (in thousands):

BALANCE SHEET	As Reported December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
ASSETS
Deferred cost of product revenues	$3,063	$(3,058)	$5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue, current portion	6,193	(5,893)	300
Deferred revenue, less current portion	2,046	524	2,570

Accumulated deficit	$(265,572)	$2,311	$(263,261)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations was as follows (in thousands):

	June 30, 2018
BALANCE SHEET	As Reported	Impacts Due to ASC 606	Balance without Impacts of ASC 606
ASSETS
Deferred cost of product revenues	$3	$2,832	$2,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue, current portion	356	5,389	5,745
Deferred revenue, less current portion	2,669	(580)	2,089
Accrued liabilities	5,986	405	6,391
Accumulated deficit	(271,023)	$(2,382)	$(273,405)

	For the Three Months Ended June 30, 2018
	As Reported	Impacts Due to ASC 606	Results without Impacts of ASC 606
STATEMENT OF OPERATIONS

Revenues
Product	$5,637	$559	$6,196
License	115	(52)	63
Cost of product revenues	3,030	549	3,579
Interest expense	(340)	87	(253)
Net loss (1)	$(4,844)	$45	$(4,799)

	For the Six Months Ended June 30, 2018
	As Reported	Impacts Due to ASC 606	Results without Impacts of ASC 606
STATEMENT OF OPERATIONS

Revenues
Product	$9,861	$90	$9,951
License	215	(94)	121
Cost of product revenues	5,272	226	5,498
Interest expense	(1,459)	159	(1,300)
Net loss (1)	$(7,762)	$(71)	$(7,833)

(1)	The impact in conjunction with the adoption of ASC 606 did not change the basic and diluted net loss per common share as reported.

Product Sales. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The Company may enter into contracts in which the standalone selling prices (“SSP”) is different from the amount the Company is entitled to bill the customer. As of June 30, 2018, the Company had deferred product revenue in the amount of $532,000 associated primarily with billings in excess of SSP.

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

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended June 30, 2018 and 2017, research and development expenses totaled $2,231,000 and $2,555,000, respectively, and patent expenses totaled $262,000 and $298,000, respectively. For the six months ended June 30, 2018 and 2017, research and development expenses totaled $4,517,000 and $4,693,000, respectively, and patent expenses totaled $510,000 and $604,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended June 30, 2018 and 2017 were $282,000 and $70,000, respectively. Shipping and handling costs for the six months ended June 30, 2018 and 2017 were $456,000 and $175,000, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three months ended June 30, 2018 and 2017 were $316,000 and $30,000, respectively. The Company expenses advertising costs as incurred. Advertising costs for the six months ended June 30, 2018 and 2017 were $602,000 and $204,000, respectively.

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

	JUNE 30,
	2018	2017
Stock options outstanding	7,256	3,325
Warrants to purchase common stock	52,725	4,152
Restricted stock units outstanding	1,049	415

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

The Company adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), which supersedes the revenue guidance under ASC 605, generally requires the Company to recognize revenue and profit from its product sales arrangements earlier and in a more linear fashion than historical practice under ASC 605, including the estimation of sell-through revenue and variable consideration that would otherwise have been deferred. Following the adoption of ASU 2014-09, the revenue recognition for the Company’s license arrangements remained materially consistent with its historical practice. See the tables above in this note for the effects of the adoption of ASU 2014-09 on the Company’s condensed consolidated financial statements as of January 1, 2018 and for the six months ended June 30, 2018. See “Revenue Recognition” above for further discussion of the effects of the adoption of ASU 2014-09 on the Company’s significant accounting policies. The adoption of this standard had a material impact on the Company’s condensed consolidated financial statements as disclosed above and is expected to continue to have a material impact for the foreseeable future.

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

The Company adopted Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The amendment requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 in the first quarter of 2018. The adoption primarily resulted in the inclusion of the restricted cash balances within the overall cash balances and a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheet. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and is not expected to have a material impact for the foreseeable future. See “Cash and Cash Equivalents and Restricted Cash” above for further discussion of the effects of the adoption of ASU 2016-18 on the Company’s significant accounting policies.

In March 2018, the Financial Accounting Standards Board (“FASB”) issued guidance pertaining to the accounting of the Tax Cuts and Jobs Act (“TCJA”), allowing companies a year to finalize and record any provisional or inestimable impacts of the TCJA. This guidance is effective upon issuance during this quarter. The adoption of this particular guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815), (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” (ASU No. 2017-11) which allows for the exclusion of a down round feature, when evaluating whether or not an instrument or embedded feature requires derivative classification. The Company early adopted this guidance beginning January 1, 2018. The adoption of this standard had a material impact on the Company’s condensed consolidated financial statements as the Company was not required to classify the warrants issued in conjunction with the February 5, 2018 equity financing as derivatives.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” (ASU No. 2018-05) which amends certain Securities and Exchange Commission (SEC) material in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of Tax Reform for the reporting period in which Tax Reform was enacted. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements of the Company.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting” (ASU No. 2018-07) which aligned certain aspects of share based payments accounting between employees and non-employees. Specifically nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied and an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The Company early adopted this guidance beginning January 1, 2018 using the modified –retrospective method. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key quantitative and qualitative disclosures regarding leasing arrangements with terms longer than 12 months. ASU 2016-02 is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating its leasing arrangements under ASU 2016-02, and related ASUs issued after February 2016, including Accounting Standard Update No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and Accounting Standard Update No. 2018-11, Leases (Topic 842): Targeted Improvement (“ASU 2018-11”) issued in July 2018, to determine the potential impact to its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of a Securities and Exchange Commission filer, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating ASU 2016-13 to determine the impact to its condensed consolidated financial statements and related disclosures.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

JUNE 30, 2018
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

The following table provides a reconciliation of the activity between the beginning date and ending balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

DERIVATIVE LIABILITY
Fair value at December 31, 2017	$674
Derivative liability issued	573
Change fair value of financial instruments	5,177
Derivative liability extinguished	(6,424)
Fair value at June 30, 2018	$—

The following table represents significant unobservable inputs used in determining the fair value of the derivative liability:

	FEBRUARY 5, 2018	DECEMBER 31, 2017
Stock Price volatility	60%	60%
Risk-free rate	1.46%	1.28%
Probability weighted term in years	0.18	0.42

4. Inventories

Inventories, net consist of the following (in thousands):

	JUNE 30, 2018	DECEMBER 31, 2017
Raw materials	$3,003	$2,310
Work in progress	2,057	2,441
Finished goods	4,121	5,076
	$9,181	$9,827

As of June 30, 2018 and December 31, 2017, the Company had $302,000 and $252,000, respectively, in reserves against its inventories.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	JUNE 30, 2018	DECEMBER 31, 2017
Accrued compensation	$1,614	$1,825
Accrued warranty costs	458	556
Accrued legal costs	629	1,558
Accrued customer incentives	1,417	1,986
Accrued liabilities, other	1,868	2,264
	$5,986	$8,189

The Company warrants the specifications and/or performance of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. During the three and six months ended June 30, 2018, the Company recognized $61,000 and $105,000, respectively, in warranty expense associated with product shipments for the period. This expense was reduced by $75,000 and $197,000, respectively, for the three and six months ended June 30, 2018 as a result of the historical usage of warranty reserves being lower than previously estimated. Additionally, during the three and six months ended June 30, 2018, the Company settled warranty claims in the amounts of $0 and $7,000, respectively. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2017	$556
Warranties issued (released) during the period	(91)
Settlements made during the period	(7)
Balance at June 30, 2018	$458

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	JUNE 30, 2018	DECEMBER 31, 2017
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of June 30, 2018 and December 31, 2017 of $0 and $103, respectively, imputed interest rate of 0%	3,425	12,347
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (7.0% as of June 30, 2018) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of June 30, 2018 and December 31, 2017 of $215 and $226, respectively, discount is based on imputed interest rate of 6.8%	8,753	8,872
Senior secured convertible promissory notes (“Secured December 2017 Convertible Note”) bearing interest at 10% per annum, interest and principal through the conversion date in February 2018, collateralized by substantially all of the Company’s assets, net of unamortized discount as of June 30, 2018 and December 31, 2017 of $0 and $510, respectively	—	3,490
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.8% annually) payable through the lenders direct collection of certain accounts receivable through May 2018, collateralized by substantially all of the Company’s personal property, net of unamortized debt discount as of June 30, 2018 and December 31, 2017 of $0 and $54, respectively, with an imputed interest rate of 27.3%	2,359	1,222
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets, net of unamortized discount as of June 30, 2018 and December 31, 2017 of $0 and $2,178, respectively, debt discount is based on imputed interest rate of 0% (see Note 11 and 12)	7,300	37,822
Debt, including debt due to related parties	21,837	63,753
Less debt due to related parties	(7,300)	(37,822)
Less current portion	(2,608)	(1,524)

	$11,929	$24,407

As of June 30, 2018, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties, are due as follows (in thousands):

Period ended June 30, 2018
2018	$2,491
2019	279
2020	296
2021	318
2022	7,789
Thereafter	7,606
Total future principal payments	18,779
Interest payments included in debt balance (1)	3,275
$22,054

(1)	Due to the debt extinguishment requirement, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt as further discussed in Notes 11 and 12.

The fair value of the Company’s outstanding debt obligations as of June 30, 2018 and December 31, 2017 was $13,154,000 and $21,133,000, respectively, which as of June 30, 2018 was estimated based on a discounted cash flow model using an estimated market rate of interest of 15% for the fixed rate debt and 7.0% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy. As of December 31, 2017, for the October 2012 and April 2013 Secured Promissory Notes, the debt was valued by applying the ratio of the value of common stock the lender agreed to take as consideration in connection with the conversion to equity and applying this ratio to the outstanding principal balance. The Company used 7.0%, the current interest rate, to value the variable rate debt. This debt is classified as Level 3 within the fair value hierarchy. The debt entered into during 2017 was valued using the outstanding principal balance.

The following is a reconciliation of interest expense for the debt outstanding during the three and six months ended (in thousands).

	JUNE 30, 2018
	Interest
Three Months	Expense	Related Party, Net	Non cash

October 2012 and April 2013 Secured Promissory Notes	$—	$—	$—
June 2014 Secured promissory note	156	—	5
December 2017 Convertible Note (1)	—	—	—
LSQ Financing	98	—	3
August 2015 Senior Secured Promissory Notes	—	17	17
ASC 606 Financing Component (2)	86	—	86
	$340	$17	$111

	JUNE 30, 2017
	Interest
Three Months	Expense	Related Party, Net	Non cash

October 2012 and April 2013 Secured Promissory Notes	$480	$—	$46
June 2014 Secured promissory note	142	—	5
December 2017 Convertible Note (1)	—	—	—
LSQ Financing	228	—	54
August 2015 Senior Secured Promissory Notes	—	1,085	288
ASC 606 Financing Component (2)	—	—	—
Capital leases and other	19	—	—
	$869	$1,085	$393

	JUNE 30, 2018
	Interest
Six Months	Expense	Related Party, Net	Non cash

October 2012 and April 2013 Secured Promissory Notes	$213	$—	$42
June 2014 Secured promissory note	308	—	11
December 2017 Convertible Note (1)	529	—	322
LSQ Financing	250	—	57
August 2015 Senior Secured Promissory Notes	—	451	131
ASC 606 Financing Component(2)	159	—	159
	$1,459	$451	$722

	June 30, 2017
	Interest
Six Months	Expense	Related Party, Net	Non cash

October 2012 and April 2013 Secured Promissory Notes	$963	$—	$92
June 2014 Secured promissory note	276	—	10
December 2017 Convertible Note (1)	—	—	—
LSQ Financing	228	—	54
August 2015 Senior Secured Promissory Notes	—	2,159	574
ASC 606 Financing Component (2)	—	—	—
Capital leases and other	38	—	—
	$1,505	$2,159	$730

(1)	This agreement was terminated in February 2018
(2)	The Company adopted ASC 606 on January 1, 2018.

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

On February 5, 2018, the Company converted, pursuant to an amendment, dated December 15, 2017, to the October 2012 and April 2013 Secured Promissory Notes, $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of June 30, 2018. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022 (“Maturity Date”), the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the Maturity Date. This loan is collateralized by substantially all of the Company’s assets. The October 2012 and April 2013 Secured Promissory Notes contain representations and warranties by the Company and the lender, certain indemnification provisions in favor of the lenders and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The October 2012 and April 2013 Secured Promissory Notes contain several restrictive covenants. The Company is in compliance with all related covenants, or has received an appropriate waiver of these covenants.

In conjunction with the Snyder Debt Conversion, the Company accounted for the partial debt extinguishment under the troubled debt restructuring accounting guidance. The Company recognized a gain of $2,821,000 for the six months ended June 30, 2018 on partial extinguishment of the October 2012 and April 2013 Secured Promissory Notes. Because the Company recognized a gain on the partial extinguishment of debt, the Company was required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s balance sheet related to the October 2012 and April 2013 Secured Promissory Notes is $3,425,000, as compared to $2,450,000 of contractual principal outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, the Company will not recognize future interest expense on the October 2012 and April 2013 Secured Promissory Notes.

The accounting for the change due to the Snyder Debt Conversion is as follows (in thousands):

December 31, 2017	$12,347
Conversion of debt into equity	(10,000)
Change in discount, net	103
Future interest expense	975
June 30, 2018	$3,425

Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 7.0% as of June 30, 2018. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $71,051 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of June 30, 2018, the Company had $46,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets. The June 2014 Secured Promissory Note contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The June 2014 Secured Promissory Note contains several restrictive covenants and the most significant of which requires the Company to maintain a debt to net worth ratio of no greater than 4.0 to 1.0 at all times. The Company is in compliance with all related covenants, or has received an appropriate waiver of these covenants.

Secured Convertible Promissory Note

On October 12, 2017, the Company and Dwight W. Anderson (“Anderson”) entered into a $1,000,000 convertible promissory note, which was restated in its entirety by a convertible promissory note entered into by the Company and Anderson on October 23, 2017 (the “October 2017 Convertible Note”). The October 2017 Convertible Note was an unsecured promissory note in the aggregate principal amount of up to $6,000,000. The Company’s ability to borrow under the October 2017 Convertible Note was subject to Anderson’s approval and due on October 23, 2020 (the “Anderson Maturity Date”). Under the terms of the October 2017 Convertible Note, from the date of the closing through December 31, 2017, the October 2017 Convertible Note bore interest at a rate of 1% per annum, payable in arrears on the Anderson Maturity Date, unless earlier converted into shares of the Company’s common stock as described below. Thereafter, beginning January 1, 2018, the October 2017 Convertible Note bore interest at a rate of 10% per annum, payable in arrears on the Anderson Maturity Date, unless earlier converted into shares of the Company’s common stock as described below.

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

The accounting for the change due to the Secured December 2017 Convertible Note is as follows (in thousands):

December 31, 2017	$3,490
Increase in debt	2,000
Conversion of debt into equity	(6,000)
Change in discount, net	510
June 30, 2018	$-

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

Advances by LSQ may be made at an advance rate of 80% of the face value of the receivables being sold. The Company also pays to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears. An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding). The original LSQ Financing was effective for one year with automatic one year renewals thereafter unless terminated within a 30-day window near the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window. The agreement contains representations and warranties by the Company and LSQ, certain indemnification provisions in favor of LSQ and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LSQ’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Company is in compliance with all terms of the agreement,

In January 2018, the Company notified LSQ that it would be terminating the LSQ Financing in March 2018. In March 2018, the Company and LSQ amended the LSQ Financing agreement and extended the term for an additional 60 days. In June 2018, the Company amended the LSQ Financing arrangement, which effectively decreased the (i) invoice purchase fee from 1.00% to a range of 0.40% to 1.00% ii) funds usage fee from 0.035% to a range of 0.020% to 0.035% and extended the terms of the agreement to June 30, 2019. The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. As of June 30, 2018, $2,359,000 was outstanding under the LSQ Financing.

7. Warrants

The following table summarizes information about the Company’s common stock warrants outstanding as of June 30, 2018 (in thousands, except exercise price data):

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
			52,725

As of June 30, 2018, the weighted average remaining contractual life and exercise price for these warrants is 2.65 years and $1.10, respectively.

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

8. Share-Based Plans

As of June 30, 2018, there were 7,256,000 options outstanding, 1,049,000 restricted stock units outstanding and 6,360,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended June 30, 2018 and 2017, the Company recognized share-based compensation of $382,000 and $587,000, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized share-based compensation of $873,000 and $1,169,000, respectively.

During the three months ended June 30, 2018 and 2017, the Company granted options to purchase 2,075,000 and 25,000 shares of common stock, respectively, at a weighted average exercise price of $1.67 and $1.31, respectively. During the three months ended June 30, 2018, 3,000 options were exercised at a weighted average exercise price of $1.37. During months ended June 30, 2017 there were no options exercised.

During the six months ended June 30, 2018 and 2017, the Company granted options to purchase 4,471,000 and 56,000 shares of common stock, respectively, at a weighted average exercise price of $1.78 and $1.75, respectively. During the six months ended June 30, 2018 and 2017, options to purchase 3,000 and 14,000 shares were exercised at a weighted average exercise prices of $1.37 and $1.21 per share, respectively.

The following table summarizes the activity of restricted stock units from December 31, 2017 to June 30, 2018 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2017	335	$0.94
Granted	497	1.67
Vested	(394)	1.25
Forfeited	(32)	1.06
Nonvested at June 30, 2018	406	1.13

During the three and six months ended June 30, 2018, the Company granted 0 and 105,000 restricted stock units, respectively, in partial satisfaction of incentive compensation due to certain executives as of December 31, 2017. There were no such grants during the three and six months ended June 30, 2017.

These grants resulted in the reclassification of $205,000 from accrued liabilities to additional paid in capital as of June 30, 2018.

9. Common Stock Offering

In April 2018, the Company completed an underwritten public offering of 8,366,250 registered shares of its common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13,804,000. The estimated aggregate net proceeds to the Company from common stock sold in the offering totaled approximately $12,675,000.

10. Commitments and Contingencies

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

Litigation

On April 3, 2018, the Company was named as a defendant in a complaint filed by Piper Jaffray, Inc. (“Piper”) with the Superior Court of the State of Delaware. The Company was informed of and received Piper’s complaint and related documents on April 5, 2018, following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Piper’s complaint alleges one breach of contract claim, specifically, that the Company breached an engagement letter with Piper by failure to pay a $2,000,000 transaction fee, which Piper alleges is due under the engagement letter as a result of the Company’s consummation of its private placement and debt refinancing transactions in February 2018. Piper’s complaint includes a demand for payment of the foregoing transaction fee, in addition to interest and costs and expenses incurred in pursuing the action, including reasonable attorneys’ fees. While the Company believes Piper’s complaint is without merit, this matter is at an early stage, and the outcome of this matter is not presently determinable

11. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum. The first interest payment was payable December 31, 2015 and until February 5, 2018, interest was payable semi-annually on June 30 and December 31. Until February 5, 2018, principal payments of $10,000,000, $10,000,000, and $20,000,000 were payable on the third, fourth and fifth anniversaries of the closing date of the August 2015 Senior Secured Promissory Notes. Debt due to related parties as of June 30, 2018 was $7,300,000. The fair value of the Company’s debt due to related parties was $3,892,000 and $21,714,000 as of June 30, 2018 and December 31, 2017, respectively. This debt was valued by applying the same ratio of the value of common stock the lender agreed to take as consideration for a reduction in the outstanding principal balance and applying this ratio to the outstanding principal balance. The August 2015 Senior Secured Promissory Notes contain representations and warranties by the Company and the lenders, certain indemnification provisions in favor of the lenders and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The August 2015 Senior Secured Promissory Notes contain several restrictive covenants and the most significant of which requires the Company to maintain a minimum cash balance of $15,000,000. In May 2016, the agreement was amended to remove this minimum cash balance requirement. The Company is in compliance with all other related covenants, or has received an appropriate waiver of these covenants.

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

In conjunction with the Waddell Debt Conversion, the Company accounted for the partial debt extinguishment under the troubled debt restructuring accounting guidance. The Company recognized a gain of $9,622,000 for the six months ended June 30, 2018 on partial extinguishment of the August 2015 Senior Secured Promissory Notes. Because the Company recognized a gain on the partial extinguishment of debt, the Company was required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s balance sheet related to the August 2015 Senior Secured Promissory Notes is $7,300,000, as compared to $5,000,000 of contractual principal amount outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, the Company will not recognize future interest expense on the August 2015 Senior Secured Promissory Notes.

The accounting for the change due to the August 2015 Senior Secured Promissory Notes is as follows (in thousands):

December 31, 2017	$37,822
Conversion of debt into equity	(35,000)
Change in discount, net	2,178
Accrued and future interest expense (1)	2,300
June 30, 2018	$7,300

(1)	Includes reclassification of $498 thousand in accrued interest to debt.

12. Equity Offering and Related Transactions

On February 5, 2018, pursuant to a private placement, the Company issued 70,514,000 shares of common stock and warrants to purchase 48,493,000 shares of common stock. Of the shares issued, 44,000,000, 25,714,000 and 800,000 shares were issued pursuant to the Securities Purchase Agreement, certain debt agreement amendments (see Notes 6 and 11) and as part of a placement agent fee, respectively. Of the warrants, warrants to purchase 41,333,000, 5,143,000 and 2,017,000 shares were issued pursuant to the Securities Purchase Agreement, certain debt agreements (see Notes 6 and 11) and as part of a placement agent fee, respectively. For further discussion of the warrants, see Note 7.

The gross proceeds from the 44,000,000 shares issued under the Securities Purchase Agreement were $30,000,000 which included the conversion of $6,000,000 in convertible debt under the then outstanding December 2017 Convertible Note. Also, the Company converted $10,000,000 in debt under the October 2012 and April 2013 Secured Promissory Notes and $35,000,000 in debt under the Senior Secured Promissory Notes into a total of 25,714,000 shares. The estimated net proceeds from this private placement, inclusive of the cash received from the December 2017 Convertible Note, was $27,300,000. The Company incurred $2,700,000 in expenses associated with the private placement and debt conversion of which $2,180,000 was related to the equity component of these transactions.

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

In April 2018, the Company completed an underwritten public offering of 8,366,250 registered shares of its common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13,804,000. The estimated aggregate net proceeds to the Company from common stock sold in the offering totaled approximately $12,675,000.

13. Subsequent Events

None.

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

We sell our crop protection products to leading agrichemical distribution customers while also working directly with growers to increase existing and generate new product demand. To date, we have marketed our bio-based pest management and plant health products for agricultural applications to U.S. growers, through distributors via our own sales force, and we have focused primarily on high value specialty crops such as grapes, citrus, tomatoes and leafy greens. A large portion of our sales are currently attributable to conventional growers who use our bio-based pest management products either to replace conventional chemical pesticides or enhance the efficacy of their IPM programs. In addition, a portion of our sales are attributable to organic farmers who cannot use conventional pesticides and have few alternatives for pest management. As we continue to demonstrate the efficacy of our bio-based pest management and plant health products on new crops or for new applications, we may either continue to sell our products through our in-house sales force or collaborate with third parties for distribution to select markets.

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

We currently market our water treatment product, Zequanox, directly to a selected group of U.S. power and industrial companies. Due to our prioritization plan, we have not committed sufficient resources to Zequanox in order to market it full-scale. We signed an exclusive distribution agreement with Solenis for in-pipe uses. In addition, we continue to work with state, federal and national partners to further develop Zequanox in the Great Lakes/Upper Mississippi River Basin as a habitat restoration tool and potential harmful algal bloom management tool. We believe that Zequanox presents a unique opportunity for generating long-term revenue as there are limited water treatment options available to date, most of which are time-consuming, costly or subject to high levels of regulation. Our ability to generate significant revenues from Zequanox from in-pipe treatments is dependent on our ability to persuade customers to evaluate the costs of our Zequanox products compared to the overall cost, and environmental impact, of the chlorine treatment process, the primary current alternative to using Zequanox, rather than the cost of purchasing chemicals alone. In the fourth quarter of 2015, we implemented a new process at our manufacturing plant that reduced the cost of product revenues to be more competitive with other mussel treatment chemicals. Sales of Zequanox have remained lower than our other products due to our prioritization of our crop protection business, the length of the treatment cycle, the longer sales cycle (the bidding process with utility companies and governmental agencies occurs on a yearly or multi-year basis), the unique nature of the treatment approach for each customer based on the extent of the infestation, and the design of their facility.

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

Our total revenues were $5.8 million and $6.5 million for the three months ended June 30, 2018 and 2017, respectively. Our total revenues were $10.1 million and $10.6 million for the six months ended June 30, 2018 and 2017, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but which also included sales of Majestene, Zequanox, Bio-Tam 2.0, Haven, Stargus/Amplitude and Jet-Ag. We believe that prior to our February Stock and Debt Conversion Transaction, concerns and rumors regarding our ability to continue operations impacted our ability to grow more robustly. Going forward, we believe our revenues may largely be impacted by weather, trade tariffs that affect commodity prices, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues since we sell to highly concentrated, traditional distributor-type customers. Customers to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
Three months ended June 30,
2018	21%	19%	15%	11%
2017	0%	34%	9%	6%

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
Six months ended June 30,
2018	18%	21%	11%	11%
2017	0%	27%	10%	5%

While we expect product sales to a limited number of customers to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

Our cost of product revenues was $3.0 million and $4.0 million for the three months ended June 30, 2018 and 2017, respectively. Our cost of product revenues was $5.3 million and $6.2 million for the six months ended June 30, 2018 and 2017, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory and idle capacity at our manufacturing plant. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products Regalia, Grandevo, Venerate, Majestene, Zequanox, Haven and Stargus. We have seen and continue to expect to see a gradual increase in gross margin over the life cycle of each of our products as we continue to improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly, however we are expecting these charges to decrease over time.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $2.5 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively, and $5.0 million and $5.3 million for the six months ended June 30, 2018. We have utilized a significant portion of our research and development resources to improve margins on existing products and pipeline products to market. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates, which we have elected not to expend significant resources on given our reduced budget.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $4.7 million and $5.1 million for the three months ended June 30, 2018 and 2017, respectively, and $9.7 million and $10.4 million for the six months ended June 30, 2018 and 2017, respectively. We have been building a sales and marketing organization, including the recent hiring of our Chief Commercial Officer, that provides a better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth. We expect that our selling, general and administrative expenses to remain approximately flat in all departments with the exception of sales and marketing. In 2018, we are increasing our marketing communications campaigns and putting more “boots on the ground”, which should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers.

Historically, we have funded our operations from the issuance of shares of common stock, preferred stock, warrants and convertible notes, the issuance of debt and entry into financing arrangements, product sales, payments under strategic collaboration and distribution agreements and government grants, but we have experienced significant losses as we invested heavily in research and development, as well as in the continued development, expansion and marketing of our product portfolio.

On December 15, 2017, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors named therein, including Ospraie Ag Science LLC (“Ospraie”). On February 5, 2018, pursuant to the Securities Purchase Agreement, we issued to these investors, an aggregate of 44,000,001 shares of common stock and warrants to purchase 41,333,333 of common stock for an aggregate purchase price of $30,000,000, including the conversion of $6,000,000 of principal amounts outstanding under a series of debt agreements with a third party for the issuance of convertible debt (“Secured December 2017 Convertible Note”).

In addition, on February 5, 2018, we converted, pursuant to an amendment, dated December 15, 2017, to the senior secured promissory notes we had previously sold to affiliates of Waddell & Reed Financial, Inc. (“August 2015 Secured Promissory Notes”) $35,000,000 aggregate principal amount of the August 2015 Senior Secured Promissory Notes into an aggregate of 20,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock (such conversion, the “Waddell Debt Conversion”), such that $5,000,000 of principal under the August 2015 Senior Secured Promissory Notes is outstanding as of June 30, 2018. Also on February 5, 2018, we converted, pursuant to an amendment, dated December 15, 2017, to various debt agreements entered into in 2013 and 2014 (the “October 2012 and April 2013 Secured Promissory Notes”), $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of June 30, 2018. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022, the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the maturity of the October 2012 and April 2013 Secured Promissory Notes on December 31, 2022.

In April 2018, we completed an underwritten public offering of 8,366,250 registered shares of common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13.8 million. The estimated aggregate net proceeds to the Company from common stock sold in the offering totaled approximately $12.7 million.

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

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize, inventory valuation and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. As documented in Note 2 of the condensed consolidated financial statements, the adoption of this standard had a material impact on these financial statements and is expected to have a material impact on our future financial statements. During the three and six months ended June 30, 2018, our revenues were $0.5 million and $0 million less than they would have been if we had accounted for revenue under the standard effective for the three and six months ended June 30, 2017. We expect that the implementation of this new standard will continue to have a material impact on our financial statements from quarter to quarter.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 98% and 99% for each of the three and six months ended June 30, 2018 and 2017, respectively. Product revenues in the United States constituted 93% and 95% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 88% and 92% for the six months ended June 30, 2018 and 2017, respectively.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the three and six months ended June 30, 2018 and 2017, license revenues constituted 2% and 1% of total revenues, respectively. As of June 30, 2018, including agreements with related parties discussed below, we had received an aggregate of $3.7 million in payments under our strategic collaboration and distribution agreements. There will be an additional $0.8 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014 of our products Regalia, Grandevo and Zequanox. We continue to use third party manufacturers for Venerate, Majestene, Haven, and Stargus/Amplitude, and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility when sales volumes increase enough to absorb more of the overhead and idle capacity charges from our facility.

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

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In June 2014, we entered into a $10,000,000 promissory note with a variable interest rate that varies with the prime rate. Accordingly, our interest expense will increase as the prime rate increases.

In August 2015, we issued and sold the August 2015 Secured Promissory Notes to affiliates of Waddell & Reed Financial, Inc. in the aggregate principal amount of $40,000,000 with a fixed interest rate of 8%. In accordance with the related accounting guidance, because we recognized a gain on the partial extinguishment of this debt, we were required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s balance sheet related to the August 2015 Senior Secured Promissory Notes is $7,300,000, as compared to $5,000,000 of contractual principal amount outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, we will not recognize future interest expense on the August 2015 Senior Secured Promissory Notes.

As of December 31, 2017, we had $12,450,000 in outstanding principal related to the October 2012 and April 2013 Secured Promissory Notes. In February 2018, $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes was converted into an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock in the Snyder Debt Conversion, such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of June 30, 2018. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022, the interest was reduced from 14% to 8% due to the Snyder Debt Conversion and all interest payments were deferred to maturity. In accordance with the related accounting guidance, because we recognized a gain on the partial extinguishment of debt, we were required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on our balance sheet related to the October 2012 and April 2013 Secured Promissory Notes is $3,425,000, as compared to $2,450,000 of contractual principal amount outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, we will not recognize future interest expense on the October 2012 and April 2013 Secured Promissory Notes.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2018, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Key Components of Our Results of Operations

Results of Operations

The following table sets forth certain statements of operations and other financial and operating data:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Revenues:
Product	$5,637	$6,418	$9,861	$10,514
License	115	58	215	116
Total revenues	5,752	6,476	10,076	10,630
Cost of product revenues	3,030	3,966	5,272	6,245
Gross profit	2,722	2,510	4,804	4,385
Operating Expenses:
Research, development and patent	2,493	2,853	5,027	5,297
Selling, general and administrative	4,720	5,073	9,744	10,416
Total operating expenses	7,213	7,926	14,771	15,713
Loss from operations	(4,491)	(5,416)	(9,967)	(11,328)
Other income (expense):
Interest expense	(340)	(869)	(1,459)	(1,505)
Interest expense, related parties	(17)	(1,085)	(451)	(2,159)
Change in fair value of financial instruments	—	—	(5,177)	—
Loss on extinguishment of debt, net	—	—	(303)	—
Gain on extinguishment of debt, related party	—	—	9,622	—
Other income (expense), net	4	(15)	(27)	(22)
Total other income (expense), net	(353)	(1,969)	2,205	(3,686)
Net loss	$(4,844)	$(7,385)	$(7,762)	$(15,014)

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Revenues:
Product	98%	99%	98%	99%
License	2	1	2	1
Total revenues	100	100	100	100
Cost of product revenues	53	61	52	59
Gross profit	47	39	48	41
Operating Expenses:
Research, development and patent	43	44	50	50
Selling, general and administrative	82	78	97	98
Total operating expenses	125	122	147	148
Loss from operations	(78)	(83)	(99)	(107)
Other income (expense):
Interest expense	(6)	(13)	(14)	(14)
Interest expense to related parties	-	(17)	(4)	(20)
Change in estimated fair value of financial instruments	-	-	(51)	-
Gain on extinguishment of debt, net	-	-	(3)	-
Gain on extinguishment of debt, related party	-	-	95	-
Other income (expense), net	-	-	-	-
Total other expense, net	(6)	(30)	23	(34)
Loss before income taxes	(84)	(113)	(76)	(141)
Net loss	(84)%	(113)%	(76)%	(141)%

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Product Revenues

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Product revenues	$5,637	$6,418	$9,861	$10,514
% of total revenues	98%	99%	98%	99%

Product revenues during the three months ended June 30, 2018 decreased by $0.8 million, or 12% to the comparative period in 2017, primarily due to lower sales of our Regalia product and drier weather conditions. Product revenue recognized during the three months June 30, 2017, included revenues from the sell-through method of revenue recognition. Product revenues for the six months ended June 30, 2018 decreased by $0.7 million, or 6% to the comparative period in 2017, due to a change in overall product sales mix. We adopted ASC 606 during the three and six months ended June 30, 2018. The product revenues for the three and six months ended June 30, 2018 represents revenues on a sell-in basis. As a result, we did not recognize an additional $0.5 million in revenue for the three months ended June 30, 2018, beyond what we would have recognized had we used the sell-in and sell-through revenue recognition methods used for the three and six months ended June 30, 2017. For the six months ended June 30, 2018, our revenues would have been flat had we used the sell-in and sell-through revenue recognition methods used for the six months ended June 30, 2017.

License Revenues

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
	(Dollars in thousands)
License revenues	$115	$58	$215	$116
% of total revenues	2%	1%	2%	1%

We recognized an additional $52,000 and $94,000 in sell-through, deferred revenues during the three and six months ended June 30, 2018 as a result of the adoption of ASC 606.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Cost of product revenues	$3,030	$3,966	$5,272	$6,245
% of total revenues	53%	61%	52%	59%
Gross profit	2,722	2,510	4,804	4,385
% of total revenues	47%	39%	48%	41%

For the three and six months ended June 30, 2018, cost of product revenues decreased by $0.9 million and $1.0 million respectively. Cost of product revenues as a percentage of revenue declined as a more favorable product mix was realized during both the three months and six months June 30, 2018, as compared to the same periods in 2017. For the three and six months ended June 30, 2018, gross profit increased from 39% to 47% and 41% to 48%, respectively. For the three and six months ended June 30, 2018, gross profit increased due to favorable product mix of higher margin products and process and manufacturing improvements. We adopted ASC 606 during the three and six months ended June 30, 2018. The cost of product revenues for the three and six months ended June 30, 2017 represents costs of product revenues on a sell-in and sell-through basis. As result, we did not recognize an additional $0.2 and $0.5 million, respectively, in cost of product revenues for the three and six months ended June 30, 2018, beyond what we would have recognized had we used the sell-in and sell-through revenue recognition methods used for the three and six months ended June 30, 2017.

Research, Development and Patent Expenses

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Research, development and patent	$2,493	$2,853	$5,027	$5,297
% of total revenues	43%	44%	50%	50%

Research, development and patent expenses for the three and six month period ended June 30, 2018 decreased by $0.4 million or 13%, and decreased by $0.3 million, or 5%, respectively, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and our focused pipeline of new products. Consequently, the Company realized a reduction in direct field testing and lab supplies of $0.3 for the three months ended June 30, 2018, as compared to the second quarter of 2017. Direct field testing decreased for the six months ended June 30, 2018 by $0.3 million as compared to the same period in 2017.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Selling, general administrative expenses	$4,720	$5,073	$9,744	$10,416
% of total revenues	82%	78%	97%	98%

Selling, general and administrative expenses for the three and six months ended June 30, 2018 decreased by $0.4 million or 7%, and $0.7 million or 6%, respectively. The decrease for the three and six months ended June 30, 2018 compared to the second quarter of 2017 was due to decreases in consulting expenses, public company expense, and legal expense. These reductions were offset by an increase in audit fees and marketing costs for the three and six months ended June 30, 2018, compared to the second quarter of 2017.

Other Expense, Net

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest expense	(340)	(869)	(1,459)	(1,505)
Interest expense to related parties	(17)	(1,085)	(451)	(2,159)
Change in estimated fair value of derivative liability	—	—	(5,177)	—
Loss on extinguishment of debt, net	—	—	(303)	—
Gain on extinguishment of debt, related party, net	—	—	9,622	—
Other income (expense) net	4	(15)	(27)	(22)
	$(353)	$(1,969)	$2,205	$(3,686)

For the three months ended June, 30, 2018, interest expense decreased by $0.5 million, or 61%, and remained flat for the six months ended June, 30, 2018, as compared to the same period in 2017, primarily due to fees and discounts associated with the convertible debt that was converted into common stock during the six months ended June 30, 2018, as further discussed in Note 6 to the condensed consolidated financial statements. We adopted ASC 606 during the three and six months ended June 30, 2018. We recognized an additional $0.1 and $0.2 million, respectively, in interest expense during the three and six months ended June 30, 2018 as a result of the adoption. Related party interest expense decreased $1.1 million, or 98%, and $1.7 million, or 79%, respectively, during the three and six months ended June 30, 2018, primarily as a result of the reduction in the related party debt as a portion was converted into common stock as further discussed in Note 6 to the condensed consolidated financial statements.

During the fourth quarter of 2017 and January 2018, as further discussed in Note 6 to the condensed consolidated financial statements, we made draws on a convertible note. There was a certain feature of this note that was valued as a derivate. An expense of $5.2 million was recognized related to the change in the underlying fair value of this feature from December 31, 2017 to February 5, 2018, the date this feature and the underlying note were extinguished and converted, respectively. There was no comparable expense recognized during the three or six months ended June 30, 2017. We recognized a loss on extinguishment of debt during the six months ended June 30, 2018, as a result of the conversion of $10 million of outstanding debt into common stock in partial extinguishment of this debt and extinguishment of $6 million in convertible debt. See Note 6 of the condensed consolidated financial statements for further discussion. There was no comparable expense during the six months ended June 30, 2017. For the six months ended June 30, 2018, we converted $35 million of related party debt into common stock and recognized a gain on partial extinguishment of $9.6 million. See Note 6 of the condensed consolidated financial statements for further discussion. There was no comparable gain during the three or six months ended June 30, 2017.

Seasonality and Quarterly Results

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively short history of sales, our relatively limited number of commercialized products, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations of products and the impact of weather and climate change. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products.

Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, new trade tariffs, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. For example, the California droughts in 2015 and first quarter of 2018 and the Northeast U.S. drought in 2016 affected fungicide sales and Hurricanes Irma and Maria affected Florida and Puerto Rico crops in the third quarter of 2017. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

Our expense levels are based in part on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant fluctuations in our operating results from quarter to quarter, which could result in uncertainty surrounding our level of earnings and possibly a decrease in our stock price.

Liquidity and Capital Resources

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. We believe that our existing cash and cash equivalents of $23.3 million at June 30, 2018, expected revenues and the net proceeds from equity financing discussed in Note 9 will be sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. We believe that the actions discussed above are probable of occurring and mitigate the substantial doubt raised by our historical operating results. However, we cannot predict, with certainty, the outcome of our actions to grow revenues or manage or reduce costs. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand our international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations. We incorporated additional information regarding risks related to our capital and liquidity described in Part I— Item 1A— “Risk Factors”, in our Annual Report.

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products. We have certain strategic collaboration and distribution agreements under which we receive payments for the achievement of certain testing validation, regulatory progress and commercialization events. As of June 30, 2018, we had received an aggregate of $3.7 million in payments under these agreements. There will be an additional $0.8 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

We had the following debt arrangements in place as of June 30, 2018 (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$2,542	Due December 31, 2022 (3)
Promissory Note (1)	7.00%	8,729	Monthly/June 2036
Promissory Notes (2)	8.00%	5,498	Due December 31, 2022(3)
Secured Borrowing (1)	12.78%	2,362	Varies(4)/June 2019

(1)	See Note 6 of the condensed consolidated financial statements.
(2)	See Note 11 of the condensed consolidated financial statements.
(3)	In February 2018, the maturity date and all interest payments were extended to December 2022.
(4)	Payable through the lender’s direct collection of certain accounts receivable through June 2019.

In February 2018, we issued, pursuant to the Securities Purchase Agreement entered into on December 15, 2017, 70,514,000 unregistered shares of our common stock and we also converted $51,000,000 in outstanding debt principal (including $6,000,000 outstanding under the Secured December 2017 Convertible Note and $45,000,000 outstanding under long-term senior secured debt instruments) into a portion of the previously mentioned common shares (the “February Stock and Debt Conversion Transaction”). The gross proceeds to us from the offering were approximately $24,000,000, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled approximately $21,800,000. Of the $7,450,000 in principal that remained as of June 30, 2018 under these partially converted notes, the maturity dates and future interest payments were extended until the amended maturity date of December 31, 2022. On an annualized basis through 2021, these amendments are expected to save us approximately $4.9 million in cash interest payments. See Notes 6, 11 and 12 of the condensed consolidated financial statements for further discussion of February Stock and Debt Conversion Transaction.

In April 2018, we completed an underwritten public offering of 8.4 million registered shares of our common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13.8 million. The estimated aggregate net proceeds to the Company from common stock sold in the offering totaled approximately $12.7 million. See Note 9 of the condensed consolidated financial statements for further discussion of April equity offering.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2018	2017
	(Unaudited)
Net cash used in operating activities	$(14,950)	$(9,831)
Net cash used in investing activities	(478)	(160)
Net cash provided by financing activities	37,451	10,624
Net increase in cash, cash equivalents and restricted cash	$22,023	$633

Cash Flows from Operating Activities

Net cash used in operating activities of $15.0 million during the six months ended June 30, 2018 primarily resulted from our net loss of $7.8 million and net non-cash gains on the extinguishment of debt of $9.3 million, and cash used by operating assets and liabilities of $5.6 million. These uses were partially offset by non-cash charges of $7.8 million consisting of $5.2 million of fair value change of financial instruments, $1.0 million of depreciation and amortization and $0.9 million of share-based compensation expense and $0.7 million of non-cash interest expense.

Net cash used in operating activities of $9.8 million during the six months ended June 30, 2017 primarily resulted from our net loss of $15.0 million and was offset by $2.3 million in cash generated by operating assets and liabilities, and certain non-cash charges consisting of share-based compensation of $1.2 million, depreciation and amortization of $1.0 million, $0.7 million of non-cash interest expense.

Cash Flows from Investing Activities

Net cash used in investing activities were $0.5 million during the six months ended June 30, 2018 resulting from purchases of property, plant and equipment to support our operations.

Net cash used in investing activities were $0.2 million during the six months ended June 30, 2017 resulting from purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided in financing activities of $37.5 million during the six months ended June 30, 2018 consisted primarily of $34.5 million in net proceeds from the issuance of common stock, $11.8 million in proceeds from the issuance of debt, and offset by reductions and repayment of debt of $8.8 million.

Net cash provided in financing activities of $10.6 million during the six months ended June 30, 2017 consisted primarily $8.2 million in proceeds, net from the issuance of common stock, $6.2 million in proceeds from the issuance of debt, and offset by reductions and repayment of debt and capital leases of $3.8 million.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

	TOTAL	2018	2019-2020	2021-2022	2023 AND BEYOND
	(In thousands)
Operating lease obligations	$1,094	$479	$615	$-	$-
Debt	18,777	2,491	574	8,107	7,605
Interest payments	9,529	295	1,131	4,204	3,899
Total	$29,400	$3,265	$2,320	$12,311	$11,504

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

Since June 30, 2018, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2018 and 2017.

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

Interest Rate Risk

We had cash and cash equivalents of $23.3 million as of June 30, 2018, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2018.

Remediation of prior year material weaknesses

We previously identified and disclosed in our Form 10-K for the year ended December 31, 2017, as well as in our Form 10-Q for the interim period ended March 31, 2018, a material weaknesses in our internal control over financial reporting as we did not maintain effective controls related to the accounting for embedded derivative instruments that were a part of certain loan instruments that we entered into during the year ended December 31, 2017, and the related debt issuance costs.

Throughout the first six months of fiscal 2018, we implemented changes to our processes to improve our internal control over financial reporting. To remediate the conditions leading to the above stated material weakness, management has strengthened the financial reporting function by hiring additional key financial reporting personnel with the requisite background, knowledge, and experience. Through this resource, management has designed and implemented quarterly controls over the identification of embedded derivative instruments and assessment of such instruments which may be subject to complex accounting principles including as necessary the engagement of third party experts for such identified transactions.

Changes in Internal Control

Other than the remediation actions taken and the controls implemented for embedded derivatives, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of additional shares of our common stock in the public market related to our April 2018 underwritten public offering as discussed further above and in Note 9 of the condensed consolidated financial statements could cause the market price of our common stock to decline. As of August 10, 2018, we had outstanding an aggregate of 110,588,949 shares of common stock. A substantial amount of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless these shares were owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act.

Following the completion of the April 2018 offering, $26.8 million is available for the public sale of common stock, preferred stock, warrants and units under our currently effective “shelf” registration statement on Form S-3 (Registration File No. 333-215024), including $14.8 million shares of common stock available for offer and sale from time to time under our at-the-market offering program.

We have also filed a currently effective resale shelf registration statement on Form S-3 (Registration File No. 333-224193) with the SEC to register the resale of (i) 70,514,286 shares of common stock and (ii) 48,493,332 shares of common stock underlying warrants with a weighted average exercise price per share of $1.03, all of which were issued in the February Stock and Debt Conversion Transaction. No new shares or shares issuable in the future are being offered through the resale registration statement, other than those included in the February Stock and Debt Conversion Transaction. We filed the resale registration statement in order to satisfy the requirements of the registration rights agreement entered into with the parties to the February Stock and Debt Conversion Transaction (the “Financing Shareholders”). While registration of the shares does not mean that those shares will necessarily be offered or sold, the perception that such sales may occur, in addition to any future sales of such shares, may cause the market price of our common stock to decline.

We have also registered all of the shares of common stock that we may issue under our outstanding stock options and employee stock incentive plans, and as of August 10, 2018, 7,256,000 shares of common stock were issuable upon the exercise of outstanding stock options at a weighted average exercise price of $3.30 per share, 1,049,000 shares of common stock were issuable upon settlement of restricted stock units and 6,360,000 additional shares of common stock were reserved for issuance under our stock option plan. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, as of August 10, 2018, an aggregate of 4,231,288 shares of common stock were issuable upon the exercise of outstanding warrants not issued in connection with the February Stock and Debt Conversion Transaction, at a weighted exercise price of $1.95 per share, which are not included in our resale shelf registration statement filing.

We may require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We believe that our existing cash and cash equivalents of approximately $23.3 million at June 30, 2018, together with expected revenues, will be sufficient to fund operations as currently planned for at least the next 12 months. However, we expect to continue to incur losses until we are able to significantly increase our revenue, and we are obligated to repay $21.8 million of principal under indebtedness outstanding as of June 30, 2018 (with approximately $8.8 million of such principal accruing interest at a variable rate of 7.0% as per annum as of June 30, 2018, and which is repayable in monthly payments through June 2036, an aggregate of approximately $10.7 million of such principal accruing interest at 8% per annum, and which is repayable upon maturity in December 2022, and approximately $2.4 million of such principal accruing interest at 12.8% per annum, and which is repayable upon maturity in June 2019). Further, we cannot predict, with certainty, the outcome of our actions to grow revenue or to manage or reduce costs, and we may have greater than anticipated cash needs for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures, and potential costs associated with litigation, including a breach of contract claim brought by Piper Jaffray, Inc. alleging our failure to pay a $2.0 million transaction fee. While we have based our beliefs on assumptions and estimates that management believes are reasonable, these assumptions and beliefs may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected.

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

We have had a history of losses, and our business, financial results and stock price have historically been adversely affected by matters related to our 2015 financial restatement and, prior to the February Stock and Debt Conversion Transaction, concerns regarding our ability to continue operations. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $12.00 per share, our stock price has ranged between $0.60 and $20.00 through August 10, 2018. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	our public float relative to the total number of shares of common stock that are issued and outstanding;

●	quarterly variations in our results of operations, those of our competitors or those of our customers;

●	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;

●	our ability to develop and market new products on a timely basis;

●	disruption to our operations;

●	media reports and publications about our financials or about pest management products;

●	announcements concerning our competitors or the pest management industry in general;

●	our entry into, modification of or termination of key license, research and development or collaborative agreements;

●	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals;

●	general and industry-specific economic conditions;

●	any major change in our board of directors or management;

●	the commencement of, or our involvement in, litigation;

●	changes in financial estimates, including our ability to meet our future net revenues and operating profit or loss projections;

●	changes in earnings estimates or recommendations by securities analysts; and

●	expiration of lock up terms in connection with the February Stock and Debt Conversion Transaction

●	the announcement of other events related to our business and strategy described below under “—Risks to our Business and Strategy.”

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

As of August 10, 2018, our executive officers and directors and their affiliates, including Ospraie, beneficially owned or controlled, directly or indirectly, an aggregate of approximately 64.3 million shares, or 42.1% of our common stock. In addition, affiliates of Waddell & Reed Financial Inc. (“Waddell”), beneficially own 25.1% of our common stock, and Ardsley Advisory Partners (“Ardsley”) beneficially owns 13.5% of our common stock. If all of these security holders act together, they will be able to exert significant control over our management and affairs, which could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to comply with the laws and regulations affecting public companies, which costs will increase after we are no longer an “emerging growth company” and become an “accelerated filer.”

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Nasdaq Capital Market (“Nasdaq”). Such costs will increase after we cease to qualify as an emerging growth company, which will occur no later than December 31, 2018, the last day of the fiscal year in which the fifth anniversary of our initial public offering occurred, and after we become an accelerated filer, which will occur on December 31, 2018, as are aggregate worldwide market value of the voting and non-voting common equity held by our non-affiliates was more than $75 million but less than $700 million, as of the last business day of our second fiscal quarter of 2018. Our management and other personnel have needed to devote a substantial amount of time to these compliance initiatives, and our legal and accounting compliance costs have increased. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are currently unable to estimate these costs with any degree of certainty. Greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. We also expect that, as a public company, it will continue to be expensive for us to obtain directors’ and officers’ liability insurance.

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

We will no longer be an emerging growth company on December 31, 2018, the last day of the fiscal year following the fifth anniversary after our initial public offering. We believe we qualify as an accelerated filer on December 31, 2018, as the aggregate worldwide market value of the voting and non-voting common equity held by our non-affiliates was $75 million but less than $700 million, as of the last business day of our second fiscal quarter of 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.1	Marrone Bio Innovations, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 1, 2018)
10.2	Offer letter, dated April 16, 2018, between the Company and Kevin Hammill
10.3	First Amendment to Invoice and Purchase Agreement, dated June 30, 2018, between the Company and LSQ Funding Group L.C.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on August 14, 2018.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
Chief Executive Officer

