Form 10-Q
period 2018-09-30
MARRONE BIO INNOVATIONS INC
filed 2018-11-14
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an Emerging Growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Class	Shares Outstanding at November 9, 2018
Common Stock, $0.00001 par value	110,690,532

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$20,524	$786
Restricted cash, current portion	46	487
Accounts receivable	3,072	3,785
Inventories, net	8,843	9,827
Deferred cost of product revenues	1	3,063
Prepaid expenses and other current assets	1,292	1,170
Total current assets	33,778	19,118
Property, plant and equipment, net	14,870	16,016
Restricted cash, less current portion	1,560	1,560
Other assets	333	219
Total assets	$50,541	$36,913
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,862	$3,800
Accrued liabilities	5,933	8,189
Accrued interest due to related parties	—	1,622
Deferred revenue, current portion	356	6,193
Derivative liability	—	674
Debt, current portion	1,737	1,524
Total current liabilities	9,888	22,002
Deferred revenue, less current portion	2,632	2,046
Debt, less current portion	11,882	24,407
Debt due to related parties	7,300	37,822
Other liabilities	794	1,287
Total liabilities	32,496	87,564
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 110,668 and 31,351 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	—
Additional paid in capital	293,506	214,921
Accumulated deficit	(275,462)	(265,572)
Total stockholders’ equity (deficit)	18,045	(50,651)
Total liabilities and stockholders’ equity (deficit)	$50,541	$36,913

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Revenues:
Product	$5,310	$4,161	15,171	$14,675
License	115	58	330	174
Total revenues	5,425	4,219	15,501	14,849
Cost of product revenues	2,803	2,492	8,075	8,737
Gross profit	2,622	1,727	7,426	6,112
Operating Expenses:
Research, development and patent	2,658	3,152	7,685	8,449
Selling, general and administrative	4,117	5,174	13,861	15,590
Total operating expenses	6,775	8,326	21,546	24,039
Loss from operations	(4,153)	(6,599)	(14,120)	(17,927)
Other income (expense):
Interest expense	(300)	(804)	(1,759)	(2,308)
Interest expense, related parties	—	(1,098)	(451)	(3,257)
Change in fair value of financial instruments	—	—	(5,177)	—
Loss on extinguishment of debt, net	—	—	(303)	—
Gain on extinguishment of debt, related party	—	—	9,622	—
Other income (expense), net	14	(29)	(13)	(52)
Total other income (expense), net	(286)	(1,931)	1,919	(5,617)
Net loss	$(4,439)	$(8,530)	$(12,201)	$(23,544)
Basic and diluted net loss per common share:	$(0.04)	$(0.27)	$(0.12)	$(0.83)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	110,568	31,351	98,067	28,507

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Cash flows from operating activities
Net loss	$(12,201)	$(23,544)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,427	1,540
Loss on disposal of equipment	—	365
Share-based compensation	1,310	1,724
Non-cash interest expense	807	1,130
Change in fair value of financial instruments	5,177	—
Loss on extinguishment of debt, net	303	—
Gain on extinguishment of debt, related party, net	(9,622)	—
Net changes in operating assets and liabilities:
Accounts receivable	713	1,723
Inventories	984	(851)
Prepaid expenses and other assets	(359)	420
Deferred cost of product revenues	4	(255)
Accounts payable	(1,835)	1,282
Accrued and other liabilities	(1,794)	2,491
Accrued interest due to related parties	(1,614)	(803)
Deferred revenue	(114)	341
Net cash used in operating activities	(16,814)	(14,437)

Cash flows from investing activities
Purchases of property, plant and equipment	(496)	(391)
Sale of property, plant and equipment	—	15
Net cash used in investing activities	(496)	(376)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	34,485	8,188
Proceeds from issuance of debt	2,000	—
Proceeds from secured borrowings	15,402	7,831
Reductions in secured borrowings	(15,181)	(6,631)
Repayment of debt	(190)	(340)
Repayment of capital leases	—	(420)
Financing costs	—	(215)
Net settlement of stock options	(14)	—
Exercise of stock options	7	17
Exercise of warrants	98	—
Net cash provided by financing activities	36,607	8,430
Net increase (decrease) in cash and cash equivalents and restricted cash	19,297	(6,383)
Cash and cash equivalents and restricted cash, beginning of period	2,833	12,613
Cash and cash equivalents and restricted cash, end of period	$22,130	$6,230

Supplemental disclosure of cash flow information
Cash paid for interest	$2,698	$5,231

Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$30	$331
Equipment acquired with debt	$—	$495
Embedded derivative liability associated with bridge loan	$573	$—
Conversion of debt to equity	$10,000	$—
Conversion of bridge loan (convertible note) to equity	$6,000	$—
Conversion of debt, related party to equity	$35,000	$—
Conversion of accrued liabilities into equity associated with the granting of restricted stock units	$205	$—

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

Pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on December 15, 2017, in February 2018, the Company issued, 70,514,000 unregistered shares of its common stock and converted $51,000,000 in outstanding debt principal of which $6,000,000 was outstanding under the Secured December 2017 Convertible Note and $45,000,000 was outstanding under long-term senior secured debt instruments (the “February Stock and Debt Conversion Transaction”). The gross proceeds to the Company from the offering were approximately $24,000,000, which excludes the $6,000,000 in debt converted under the Secured December 2017 Convertible Note. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled $21,819,000. See Notes 6, 11 and 12 for further discussion of the February Stock and Debt Conversion Transaction.

In April 2018, the Company completed a public offering of 8,366,250 registered shares of its common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13,804,000. The aggregate net proceeds to the Company from common stock sold under the shelf registration total $12,666,000.

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of September 30, 2018, the Company had an accumulated deficit of $275,462,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company had funded operations primarily with net proceeds from public sales and private placements of equity and debt securities and from term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of September 30, 2018, the Company had working capital of $23,890,000, including cash and cash equivalents of $20,524,000. In addition, as of September 30, 2018, the Company had debt and debt due to related parties of $13,619,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. In addition, as of September 30, 2018, the Company had a total of $1,606,000 of restricted cash relating to these debt agreements (see Note 6).

The June 2014 Secured Promissory Note (as defined in Note 6) contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the financial statements. The lender has waived their right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through November 15, 2019. As a result, none of the long term portion of the Company’s outstanding debt has been reclassified to current in these financial statements as of September 30, 2018.

If the Company breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires November 15, 2019, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company could exceed its maximum debt-to-worth requirement under a promissory note with Five Star Bank. A violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, would have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

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

It is possible the Company may need to raise additional funds in the future. If so, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. Any future equity financing may result in dilution to existing shareholders and any debt financing may include additional restrictive covenants. Any failure to obtain additional financing or to achieve the revenue growth or margin improvements necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and may result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives.

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

The Company believes that its existing cash and cash equivalents of $20,524,000 at September 30, 2018 and, expected revenues are sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. Management may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial information as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2017.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows in thousands:

	SEPTEMBER 30,
	2018	2017
Cash and cash equivalents	$20,524	$3,737
Restricted cash, current portion	46	933
Restricted cash, less current portion	1,560	1,560
Total cash, cash equivalents and restricted cash	$22,130	$6,230

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

The Company’s principal sources of revenues are its Regalia, Grandevo and Venerate product lines. These three product lines accounted for 95% and 87% of the Company’s total revenues for the three months ended September 30, 2018 and 2017, respectively. These three product lines accounted for 93% and 87% of the Company’s total revenues for the nine months ended September 30, 2018 and 2017, respectively.

Revenues generated from international customers were 11% and 4% for the three months ended September 30, 2018 and 2017, respectively, and 11% and 9% for each of the nine months ended September 30, 2018 and 2017, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
Three months ended September 30,
2018	31%	19%	13%	6%
2017	16%	20%	7%	10%

	CUSTOMER A	CUSTOMER B	CUSTOMER C
Nine months ended September 30,
2018	22%	20%	12%
2017	4%	25%	9%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either September 30, 2018 or December 31, 2017 consist of the following:

	CUSTOMER	CUSTOMER	CUSTOMER	CUSTOMER	CUSTOMER	CUSTOMER
	A	B	C	D	E	F
September 30, 2018	31%	20%	13%	0%	2%	0%
December 31, 2017	9%	22%	2%	16%	11%	11%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently has one supplier of this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long term business relationship with this supplier. The Company maintains 6-12 months of knotweed extract at any given time, but an unexpected disruption in supply could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price. Additionally, tariffs placed on Chinese goods exported to the United States may impact the cost of this active ingredient.

Deferred Cost of Product Revenues

Deferred cost of product revenues are stated at the lower of cost or net realizable value and include product sold where title has transferred but the criteria for revenue recognition have not been met. As of September 30, 2018 and December 31, 2017, the Company recorded deferred cost of product revenues of $1,000 and $3,063,000 respectively.

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

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Product revenues	$532	$6,449
Financing costs(1)	611	-
License revenues	1,845	1,790
	2,988	8,239
Less current portion	(356)	(6,193)
	$2,632	$2,046

(1) Financing costs relate to the implementation of ASC 606. Refer to the Company’s revenue recognition policy in this note.

Revenue Recognition

On January 1, 2018, the Company adopted the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For the three and nine months ended September 30, 2018, the adoption of this standard had a material impact on the Company’s financial statements, and it is expected to have a material impact on future periods, because the Company will no longer recognize revenue on a sell-through basis.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations was as follows (in thousands):

	SEPTEMBER 30, 2018
BALANCE SHEET	As Reported	Impacts Due to ASC 606	As Reported without Impacts of ASC 606
ASSETS
Deferred cost of product revenues	$1	$2,377	$2,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue, current portion	356	4,822	5,178
Deferred revenue, less current portion	2,632	(611)	2,021
Accrued liabilities	5,933	-	5,933
Accumulated deficit	(275,462)	$(1,834)	$(277,296)

	For the Three Months Ended SEPTEMBER 30, 2018
	As Reported	Impacts Due to ASC 606	Results without Impacts of ASC 606
STATEMENT OF OPERATIONS

Revenues
Product	$5,310	$972	$6,282
License	115	(41)	74
Cost of product revenues	2,803	455	3,258
Interest expense	(300)	72	(228)
Net loss (1)	$(4,439)	$548	$(3,891)

	For the Nine Months Ended SEPTEMBER 30, 2018
	As Reported	Impacts Due to ASC 606	Results without Impacts of ASC 606
STATEMENT OF OPERATIONS

Revenues
Product	$15,171	$1,062	$16,233
License	330	(135)	195
Cost of product revenues	8,075	681	8,756
Interest expense	(1,759)	231	(1,528)
Net loss (1)	$(12,201)	$477	$(11,724)

(1) The impact in conjunction with the adoption of ASC 606 did not change the basic and diluted net loss per common share as reported.

Product Sales. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The Company may enter into contracts in which the standalone selling prices (“SSP”) is different from the amount the Company is entitled to bill the customer. As of September 30, 2018, the Company had deferred product revenue in the amount of $532,000 associated primarily with billings in excess of SSP.

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

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended September 30, 2018 and 2017, research and development expenses totaled $2,381,000 and $2,890,000, respectively, and patent expenses totaled $277,000 and $262,000, respectively. For the nine months ended September 30, 2018 and 2017, research and development expenses totaled $6,898,000 and $7,881,000, respectively, and patent expenses totaled $787,000 and $568,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended September 30, 2018 and 2017 were $249,000 and $111,000, respectively. Shipping and handling costs for the nine months ended September 30, 2018 and 2017 were $705,000 and $315,000, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three months ended September 30, 2018 and 2017 were $192,000 and $80,000, respectively. Advertising costs for the nine months ended September 30, 2018 and 2017 were $794,000 and $284,000, respectively.

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

	SEPTEMBER 30,
	2018	2017
Stock options outstanding	7,179	3,198
Warrants to purchase common stock	52,647	4,232
Restricted stock units outstanding	1,075	672
	60,901	8,102

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

The Company adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), which supersedes the revenue guidance under ASC 605, generally requires the Company to recognize revenue and profit from its product sales arrangements earlier and in a more linear fashion than historical practice under ASC 605, including the estimation of sell-through revenue and variable consideration that would otherwise have been deferred. Following the adoption of ASU 2014-09, the revenue recognition for the Company’s license arrangements remained materially consistent with its historical practice. See the tables above in this note for the effects of the adoption of ASU 2014-09 on the Company’s condensed consolidated financial statements as of January 1, 2018 and for the nine months ended September 30, 2018. See “Revenue Recognition” above for further discussion of the effects of the adoption of ASU 2014-09 on the Company’s significant accounting policies. The adoption of this standard had a material impact on the Company’s condensed consolidated financial statements as disclosed above and is expected to continue to have a material impact for the foreseeable future.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220),” (ASU No. 2018-02) which allows for the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform) to be reclassified from accumulated other comprehensive income to retained earnings. The provisions of ASU No. 2018-02 are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. This ASU shall be applied either at the beginning of the annual or interim period of adoption or retrospectively to each period in which the income tax effects of Tax Reform affects the items remaining in accumulated other comprehensive income (loss). The Company has not yet determined the impact of implementing this new standard, on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820),” (ASU No. 2018-13), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The provisions of ASU No. 2018-13 are effective for annual reporting periods beginning after December 15, 2019 and interim reporting periods within those annual periods, with early adoption permitted. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurements uncertainty should be applied prospectively for only the most recent interim or annual periods presented in the initial year of adoption with all other amendments applied retroactively to all periods presented upon their effective date. The Company has not yet determined the impact of implementing this new standard on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40),” (ASU No. 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The provisions of ASU No. 2018-15 are effective for annual reporting periods beginning after December 15, 2019 and interim reporting periods within those annual periods, with early adoption permitted. This ASU shall be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has not yet determined the impact of implementing this new standard on its condensed consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholder’s equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholder’s equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company intends to apply the new guidance to its condensed consolidated financial statements in the first interim period of fiscal year 2019.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

SEPTEMBER 30, 2018
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

The following table provides a reconciliation of the activity between the beginning date and ending balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) (in thousands):

DERIVATIVE LIABILITY
Fair value at December 31, 2017	$674
Derivative liability issued	573
Change fair value of financial instruments	5,177
Derivative liability extinguished	(6,424)
Fair value at September 30, 2018	$—

The following table represents significant unobservable inputs used in determining the fair value of the derivative liability:

	FEBRUARY 5, 2018	DECEMBER 31, 2017
Stock Price volatility	60%	60%
Risk-free rate	1.46%	1.28%
Probability weighted term in years	0.18	0.42

4. Inventories

Inventories, net consist of the following (in thousands):

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Raw materials	$2,829	$2,310
Work in progress	2,026	2,441
Finished goods	3,988	5,076
	$8,843	$9,827

As of September 30, 2018 and December 31, 2017, the Company had $421,000 and $252,000, respectively, in reserves against its inventories.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Accrued compensation	$1,656	$1,825
Accrued warranty costs	402	556
Accrued legal costs	284	1,558
Accrued customer incentives	1,725	1,986
Accrued liabilities, other	1,866	2,264
	$5,933	$8,189

The Company warrants the specifications of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. During the three and nine months ended September 30, 2018, the Company recognized $58,000 and $162,000, respectively, in warranty expense associated with product shipments for the period. This expense was reduced by $89,000 and $287,000, respectively, for the three and nine months ended September 30, 2018 as a result of the historical usage of warranty reserves being lower than previously estimated. Additionally, during the three and nine months ended September 30, 2018 the Company settled warranty claims in the amounts of $22,000 and $29,000, respectively. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2017	$556
Warranties issued (released) during the period	(125)
Settlements made during the period	(29)
Balance at September 30, 2018	$402

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets, net of unamortized debt discount as of September 30, 2018 and December 31, 2017 of $0 and $103, respectively, with imputed interest rate of 0%	$3,425	$12,347
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (7.0% as of September 30, 2018) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of September 30, 2018 and December 31, 2017 of $210 and $226, respectively, with discount based on imputed interest rate of 7.0%	8,697	8,872
Senior secured convertible promissory notes (“Secured December 2017 Convertible Note”) bearing interest at 10% per annum, interest and principal through the conversion date in February 2018, collateralized by substantially all of the Company’s assets, net of unamortized discount as of September 30, 2018 and December 31, 2017 of $0 and $510, respectively	—	3,490
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.8% annually) payable through the lenders direct collection of certain accounts receivable through May 2018, collateralized by substantially all of the Company’s personal property, net of unamortized debt discount as of September 30, 2018 and December 31, 2017 of $0 and $54, respectively, with an imputed interest rate of 29.2%	1,497	1,222
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets, net of unamortized discount as of September 30, 2018 and December 31, 2017 of $0 and $2,178, respectively, with debt discount based on imputed interest rate of 0% (see Note 11 and 12)	7,300	37,822
Debt, including debt due to related parties	20,919	63,753
Less debt due to related parties	(7,300)	(37,822)
Less current portion	(1,737)	(1,524)
	$11,882	$24,407

As of September 30, 2018, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties, are due as follows (in thousands):

Period ended September, 2018
2018	$1,562
2019	265
2020	283
2021	305
2022	7,778
Thereafter	7,663
Total future principal payments	17,856
Interest payments included in debt balance (1)	3,275
$21,131

(1)	Due to the debt extinguishment requirement, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt, as further discussed in Notes 11 and 12.

The fair value of the Company’s outstanding debt obligations as of September 30, 2018 and December 31, 2017 was $12,296,000 and $21,133,000, respectively, which as of September 30, 2018 was estimated based on a discounted cash flow model using an estimated market rate of interest of 15% for the fixed rate debt and 7.0% for the variable rate debt, and is classified as Level 3 within the fair value hierarchy. As of December 31, 2017, for the October 2012 and April 2013 Secured Promissory Notes, the debt was valued by applying the ratio of the value of common stock the lender agreed to take as consideration in connection with the conversion to equity and applying this ratio to the outstanding principal balance. The Company used 7.0%, the current interest rate, to value the variable rate debt. This debt is classified as Level 3 within the fair value hierarchy. The debt entered into during 2017 was valued using the outstanding principal balance.

The following is a reconciliation of interest expense for the debt outstanding during the three and nine months ended (in thousands).

	SEPTEMBER 30, 2018
	Interest
	Expense	Related Party, Net	Non cash
Three Months
October 2012 and April 2013 Secured Promissory Notes	$—	$—	$—
June 2014 Secured Promissory Note	166	—	5
Secured December 2017 Convertible Note (1)	—	—	—
LSQ Financing	56	—	—
August 2015 Senior Secured Promissory Notes	—	—	—
ASC 606 Financing Component (2)	78	—	78

	$300	$—	$83

	SEPTEMBER 30, 2017
	Interest
	Expense	Related Party, Net	Non cash
Three Months
October 2012 and April 2013 Secured Promissory Notes	$482	$—	$46
June 2014 Secured Promissory Note	148	—	7
Secured December 2017 Convertible Note (1)	—	1,098	291
LSQ Financing	108	—	54
August 2015 Senior Secured Promissory Notes	—	—	—
ASC 606 Financing Component (2)	—	—	—
Capital leases and other	66	—	—
	$804	$1,098	$398

	SEPTEMBER 30, 2018
	Interest
	Expense	Related Party, Net	Non cash
Nine Months
October 2012 and April 2013 Secured Promissory Notes	$213	$—	$42
June 2014 Secured Promissory Note	474	—	16
Secured December 2017 Convertible Note (1)	529	—	322
LSQ Financing	306	—	57
August 2015 Senior Secured Promissory Notes	—	451	133
ASC 606 Financing Component(2)	237	—	237

	$1,759	$451	$807

	SEPTEMBER 30, 2017
	Interest
	Expense	Related Party, Net	Non cash
Nine Months
October 2012 and April 2013 Secured Promissory Notes	$1,444	$—	$138
June 2014 Secured Promissory Note	424	—	17
Secured December 2017 Convertible Note (1)	—	—	—
LSQ Financing	336	—	108
August 2015 Senior Secured Promissory Notes	—	3,257	867
ASC 606 Financing Component (2)	—	—	—
Capital leases and other	104	—	—
	$2,308	$3,257	$1,130

(1)	This agreement was terminated in February 2018
(2)	The Company adopted ASC 606 on January 1, 2018.

Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (the “October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013 (“Conversion Date”), the Company entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, the “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000 as of the Conversion Date. The October 2012 and April 2013 Secured Promissory Notes bore interest at 14% at until February 5, 2018.

On February 5, 2018, the Company converted, pursuant to an amendment, dated December 15, 2017, to the October 2012 and April 2013 Secured Promissory Notes, $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of September 30, 2018. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022 (“Maturity Date”), the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the Maturity Date. This loan is collateralized by substantially all of the Company’s assets. The October 2012 and April 2013 Secured Promissory Notes contain representations and warranties by the Company and the lender, certain indemnification provisions in favor of the lenders and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The October 2012 and April 2013 Secured Promissory Notes contain several restrictive covenants. The Company is in compliance with all related covenants, or has received an appropriate waiver of these covenants.

In conjunction with the Snyder Debt Conversion, the Company accounted for the partial debt extinguishment under the troubled debt restructuring accounting guidance. The Company recognized a gain of $2,821,000 for the nine months ended September 30, 2018 on partial extinguishment of the October 2012 and April 2013 Secured Promissory Notes. Because the Company recognized a gain on the partial extinguishment of debt, the Company was required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s balance sheet related to the October 2012 and April 2013 Secured Promissory Notes is $3,425,000, as compared to $2,450,000 of contractual principal outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, the Company will not recognize future interest expense on the October 2012 and April 2013 Secured Promissory Notes.

The accounting for the change due to the Snyder Debt Conversion is as follows (in thousands):

December 31, 2017	$12,347
Conversion of debt into equity	(10,000)
Change in discount, net	103
Future interest expense	975
September 30, 2018	$3,425

Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 7.0% as of September 30, 2018. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $71,051 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. As of September 30, 2018, the Company had $46,000 remaining in this restricted deposit account, which is recorded as restricted cash included in current assets. The June 2014 Secured Promissory Note contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The June 2014 Secured Promissory Note contains several restrictive covenants and the most significant of which requires the Company to maintain a debt to net worth ratio of no greater than 4.0 to 1.0 at all times. The Company is in compliance with all related covenants, or has received an appropriate waiver of these covenants.

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

The accounting for the change due to the Secured December 2017 Convertible Note is as follows (in thousands):

December 31, 2017	$3,490
Increase in debt	2,000
Conversion of debt into equity	(6,000)
Change in discount, net	510
September 30, 2018	$-

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

Advances by LSQ may be made at an advance rate of 80% of the face value of the receivables being sold. The Company also pays to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears. An aging and collection fee is charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding). The original LSQ Financing was effective for one year with automatic one year renewals thereafter unless terminated within a 30-day window near the end of the then-effective term; a termination fee is due upon early termination by the Company if such termination is not requested within such 30-day window. The agreement contains representations and warranties by the Company and LSQ, certain indemnification provisions in favor of LSQ and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LSQ’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Company is in compliance with all terms of the agreement.

In January 2018, the Company notified LSQ that it would be terminating the LSQ Financing in March 2018. In March 2018, the Company and LSQ amended the LSQ Financing agreement and extended the term for an additional 60 days. In June 2018, the Company amended the LSQ Financing arrangement which effectively decreased the (i) invoice purchase fee from 1.00% to a range of 0.40% to 1.00% ii) funds usage fee from 0.035% to a range of 0.020% to 0.035% and extended the terms of the agreement to June 30, 2019. The events of default under the LSQ Financing include failure to pay amounts due, failure to turn over amounts due to LSQ within a cure period, breach of covenants, falsity of representations, and certain insolvency events. As of September 30, 2018, $1,497,000 was outstanding under the LSQ Financing.

7. Warrants

The following table summarizes information about the Company’s common stock warrants outstanding as of September 30, 2018 (in thousands, except exercise price data):

			NUMBER OF
			SHARES
			SUBJECT TO
		EXPIRATION	WARRANTS	EXERCISE
DESCRIPTION	ISSUE DATE	DATE	ISSUED	PRICE
In connection with June 2013 Credit Facility (June 2013 Warrants)	June 2013	June 2023 (1)	27	$8.40
In connection with August 2015 Senior Secured Promissory Notes (August 2015 Warrants)	August 2015	August 2023	4,000	$1.91
In connection with October 2012 and April 2013 Secured Promissory Notes (November 2016 Warrants)	November 2016	November 2026	125	$2.38
In connection with June 2017 Consulting Agreement (November 2017 Warrants)	June 2017	June 2027	80	$1.10
In connection with February 2018 Financing Transaction (February 2018 Warrants 1)	February 2018	December 2020	43,350	$1.00
In connection with February 2018 Financing Transaction (February 2018 Warrants 2)	February 2018	December 2020	5,065	$1.25
			52,647

As of September 30, 2018, the weighted average remaining contractual life and exercise price for these warrants is 2.48 years and $1.10, respectively.

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

8. Share-Based Plans

As of September 30, 2018, there were options to purchase 7,179,000 shares of common stock outstanding, 1,075,000 restricted stock units outstanding and 6,249,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended September 30, 2018 and 2017, the Company recognized share-based compensation of $437,000 and $555,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized share-based compensation of $1,310,000 and $1,724,000, respectively.

During the three months ended September 30, 2018 and 2017, the Company granted options to purchase 39,000 and 29,000 shares of common stock, respectively, at a weighted average exercise price of $1.99 and $1.18, respectively. During the three months ended September 30, 2018, options to purchase 53,000 shares of common stock were exercised at a weighted average exercise price of $1.17. During the three months ended September 30, 2017 there were no options exercised.

During the nine months ended September 30, 2018 and 2017, the Company granted options to purchase 4,509,000 and 85,000 shares of common stock, respectively, at a weighted-average exercise price of $1.78 and $1.56, respectively. During the nine months ended September 30, 2018 and 2017, options to purchase 56,000 and 14,000 shares were exercised at a weighted average exercise prices of $1.17 and $1.21 per share, respectively.

The following table summarizes the activity of restricted stock units from December 31, 2017 to September 30, 2018 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2017	335	$0.94
Granted	635	1.70
Vested	(491)	1.18
Forfeited	(46)	1.24
Nonvested at September 30, 2018	433	$1.37

During the three and nine months ended September 30, 2018, the Company granted 0 and 105,000 restricted stock units, respectively, in partial satisfaction of incentive compensation due to certain executives as of December 31, 2017. There were no such grants during the three and nine months ended September 30, 2017.

These grants resulted in the reclassification of $205,000 from accrued liabilities to additional paid in capital as of September 30, 2018.

9. Common Stock Offering

In April 2018, the Company completed an underwritten public offering of 8,366,250 registered shares of its common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13,804,000. The aggregate net proceeds to the Company from common stock sold in the offering totaled approximately $12,666,000.

10. Commitments and Contingencies

Operating Leases

In June 2013 and then amended in April 2014, the Company entered into a lease agreement for approximately 27,300 square feet of office and laboratory space located in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $44,000 per month for the first 12 months with a 3% increase each year thereafter. Concurrent with this amendment, in April 2014, the Company entered into a lease agreement with an affiliate of the landlord to lease approximately 17,400 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter.

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

Litigation

On April 3, 2018, the Company was named as a defendant in a complaint filed by Piper Jaffray, Inc. (“Piper”) with the Superior Court of the State of Delaware. The Company was informed of and received Piper’s complaint and related documents on April 5, 2018, following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Piper’s complaint alleges one breach of contract claim, specifically, that the Company breached an engagement letter with Piper by failure to pay a $2,000,000 transaction fee, which Piper alleges is due under the engagement letter as a result of the Company’s consummation of its private placement and debt refinancing transactions in February 2018. Piper’s complaint includes a demand for payment the foregoing transaction fee, in addition to interest and costs and expenses incurred in pursuing the action, including reasonable attorneys’ fees. While the Company believes Piper’s complaint is without merit, this matter is at an early stage, and the outcome of this matter is not presently determinable.

11. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. The August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum. The first interest payment was payable December 31, 2015 and until February 5, 2018, interest was payable semi-annually on June 30 and December 31. Until February 5, 2018, principal payments of $10,000,000, $10,000,000, and $20,000,000 were payable on the third, fourth and fifth anniversaries of the closing date of the August 2015 Senior Secured Promissory Notes. Debt due to related parties as of September 30, 2018 was $7,300,000. The fair value of the Company’s debt due to related parties was $4,028,000 and $21,714,000 as of September 30, 2018 and December 31, 2017, respectively. This debt was valued by applying the same ratio of the value of common stock the lender agreed to take as consideration for a reduction in the outstanding principal balance and applying this ratio to the outstanding principal balance. The August 2015 Senior Secured Promissory Notes contain representations and warranties by the Company and the lenders, certain indemnification provisions in favor of the lenders and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The August 2015 Senior Secured Promissory Notes contain several restrictive covenants and the most significant of which requires the Company to maintain a minimum cash balance of $15,000,000. In May 2016, the agreement was amended to remove this minimum cash balance requirement. The Company is in compliance with all other related covenants, or has received an appropriate waiver of these covenants.

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

In conjunction with the Waddell Debt Conversion, the Company accounted for the partial debt extinguishment under the troubled debt restructuring accounting guidance. The Company recognized a gain of $9,622,000 for the nine months ended September 30, 2018, on partial extinguishment of the August 2015 Senior Secured Promissory Notes. Because the Company recognized a gain on the partial extinguishment of debt, the Company was required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s balance sheet related to the August 2015 Senior Secured Promissory Notes is $7,300,000, as compared to $5,000,000 of contractual principal amount outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, the Company will not recognize future interest expense on the August 2015 Senior Secured Promissory Notes.

The accounting for the change due to the August 2015 Senior Secured Promissory Notes is as follows (in thousands):

December 31, 2017	$37,822
Conversion of debt into equity	(35,000)
Change in discount, net	2,178
Accrued and future interest expense (1)	2,300
September 30, 2018	$7,300

(1)	Includes reclassification of $598,000 in accrued interest to debt.

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

In April 2018, the Company completed an underwritten public offering of 8,366,250 registered shares of its common stock. The public offering price of the shares sold in the offering was $1.65 per share. The total gross proceeds to the Company from the offerings were $13,804,000. The aggregate net proceeds to the Company from common stock sold in the offering totaled approximately $12,666,000.

13. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “Annual Report”). Additional information regarding the Company is also available in our other reports filed with the Securities and Exchange Commission, which are also available on our investor relations website, investors.marronebio.com, which we also use, together with our corporate Twitter account, @Marronebio, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We encourage our investors to monitor and review the information we make public in these locations. The information contained in the foregoing locations are not incorporated by reference into this filing, and the Company’s references to website URLs are intended to be inactive textual references only.

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

Overview

We make bio-based pest management and plant health products. Bio-based products are comprised of naturally occurring microorganisms, such as bacteria and fungi, and plant extracts. Our current products target the major markets that use conventional chemical pesticides, including certain agricultural and water markets, where our bio-based products are used as alternatives for, or used in programs with, conventional chemical products. We also target new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. Six of seven of our current products, including our newest biological fungicide, Stargus, are approved by the United States Environmental Protection Agency (“EPA”) and registered as “biopesticides.” Our first non-EPA product is Haven, a plant health product, is a “biostimulant” which requires state registrations, but does not require EPA registration. We believe our current portfolio of products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products to control pests, increase crop yields and reduce crop stress.

Business Strategy

The agricultural industry is increasingly dependent on effective and sustainable pest management practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, our research has shown that the global market for biopesticides is growing substantially faster than the overall market for pesticides. This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based pest management products into integrated pest management (“IPM”) programs, as well as increasing consumer demand for organic food. We seek to capitalize on these global trends by providing both conventional and organic growers with solutions to a broad range of pest management needs through strategies such as adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging growers’ positive experiences with existing product lines, educating growers with on-farm product demonstrations and controlled product launches with key target customers and other early adopters. In May 2017, we entered into an agreement with Jet Harvest Solutions to sell their contact biofungicide, Jet-Ag, in most regions of the United States, and we continue to launch new product lines, with first sales of Haven and Stargus in 2017 and Amplitude and Zelto in 2018. We believe this approach enables us to stay ahead of our competition in providing innovative pest management solutions, enhances our sales process at the distributor level and helps us to capture additional value from our products.

Our research and development efforts are focused on supporting existing commercial products, including Regalia, Grandevo, Venerate Majestene/Zelto, Haven and Stargus/Amplitude, with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. In addition, our internal efforts in development and commercialization are focused on two promising product candidates, MBI-601 (Ennoble) biofumigant, which is EPA-registered, and MBI-014 (formerly MBI-010), a bioherbicide, which was submitted to the EPA in August 2018. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe this prioritization plan, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

Third Quarter 2018 Highlights

The following are the more significant financial results for the three months ended September 30, 2018:

●	Revenues increased approximately 29% year over year to $5.4 million from $4.2 million for the same period in 2017

●	Gross margins increased year over year to 48.3% from 40.9% for the same period in the prior year

●	Operating expenses continued to decline from historical levels, down approximately 19% compared to the same period in the prior year.

Other significant developments for our business during the three months ended September 30, 2018 include the expansion of our sales and marketing function, filling two key positions, the submission to the EPA of the registration package for our new bioherbicide, MBI-014, a water dispersible microbial herbicide made from a new species of heat-killed bacteria, Burkholderia rinojensis, and our execution of an exclusive distribution agreement with Hop Tri Investment Corporation for three MBI products in Vietnam and Cambodia, expanding our international presence.

2018 Financing Transactions

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

In 2018, we completed several equity and debt refinancing transactions that we believe represent significant milestones in our corporate history. On February 5, 2018, pursuant to the securities purchase agreement (the “Securities Purchase Agreement”) entered into on December 15, 2017 with certain investors named therein, including Ospraie Ag Science LLC (“Ospraie”), we issued to these investors, an aggregate of 44,000,001 shares of common stock and warrants to purchase 41,333,333 of common stock for an aggregate purchase price of $30.0 million including the conversion of $6.0 million of principal amounts outstanding under a series of debt agreements with a third party for the issuance of convertible debt (“Secured December 2017 Convertible Note”).

Also on February 5, 2018, we converted, pursuant to an amendment, dated December 15, 2017, to the senior secured promissory notes we had previously sold to affiliates of Waddell & Reed Financial, Inc. (“August 2015 Secured Promissory Notes”) $35.0 million aggregate principal amount of the August 2015 Senior Secured Promissory Notes into an aggregate of 20,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock (such conversion, the “Waddell Debt Conversion”), such that $5.0 million of principal under the August 2015 Senior Secured Promissory Notes is outstanding as of September 30, 2018. Also on February 5, 2018, we converted, pursuant to an amendment, dated December 15, 2017, to various debt agreements entered into in 2013 and 2014 (the “October 2012 and April 2013 Secured Promissory Notes”), $10.0 million aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2.5 million of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of September 30, 2018. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022, the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the maturity of the October 2012 and April 2013 Secured Promissory Notes on December 31, 2022.

In addition, in April 2018, we completed an underwritten public offering of 8,366,250 registered shares of common stock sold at a public offering price of $1.65 per share. The total gross proceeds to the Company from the offerings were $13.8 million, with aggregate net proceeds of approximately $12.7 million.

These transactions have provided financial support to our continued operations and future development goals for the foreseeable future, have resulted in significant improvements to our balance sheet and reductions to our interest expense going forward, and are expected to continue to result in significant improvements to our future cash flows compared to prior periods.

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

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize, inventory valuation and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. As documented in Note 2 of the condensed consolidated financial statements, the adoption of this standard had a material impact on these financial statements and is expected to have a material impact on our future financial statements. During the three and nine months ended September 30, 2018, our revenues were $0.5 million and $0.1 million less than they would have been if we had accounted for revenue under the standard effective for the three and nine months ended September 30, 2017. We expect that the implementation of this new standard will continue to have a material impact on our financial statements from quarter to quarter.

Key Components of Our Results of Operations

Revenues

Our total revenues were $5.4 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively. Our total revenues were $15.5 million and $14.8 million for the nine months ended September 30, 2018 and 2017, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but which also included sales of Majestene, Zequanox, Bio-Tam 2.0, Haven, Stargus and Jet-Ag. We believe that prior to our February Stock and Debt Conversion Transaction, concerns and rumors regarding our ability to continue operations impacted our ability to grow more robustly. Going forward, we believe our revenues may largely be impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 98% and 99% of our total revenues for each of the three and nine months ended September 30, 2018 and 2017, respectively. Product revenues in the United States constituted 91% and 97% of our total revenues for the three months ended September 30, 2018 and 2017, respectively and 91% and 92% for the nine months ended September 30, 2018 and 2017, respectively.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues since we sell to highly concentrated, traditional distributor-type customers. Customers to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C	CUSTOMER D
Three months ended September 30,
2018	31%	19%	13%	6%
2017	16%	20%	7%	10%

	CUSTOMER A	CUSTOMER B	CUSTOMER C
Nine months ended September 30,
2018	22%	20%	12%
2017	4%	25%	9%

While we expect product sales to a limited number of customers to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the three and nine months ended September 30, 2018 and 2017, license revenues constituted 2% and 1% of total revenues, respectively. As of September 30, 2018, including agreements with related parties discussed below, we had received an aggregate of $3.7 million in payments under our strategic collaboration and distribution agreements. There will be an additional $0.8 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we may experience downward pressure on overall gross margins as we rollout Haven and Stargus/Amplitude and expand sales of Grandevo and Zequanox. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix, sales incentives such as discounts and rebates and average selling prices.

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014 of our products Regalia, Grandevo and Zequanox. We continue to use third party manufacturers for Venerate, Majestene, Haven, and Stargus/Amplitude, and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility as sales volumes recover enough to reduce under absorbed labor and overhead from our facility.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent staff in support of product discovery and development activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $2.6 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively, and $7.7 million and $8.4 million for the nine months ended September 30, 2018 and 2017, respectively. We have utilized a significant portion of our research and development resources to improve margins on existing products and pipeline products to market. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our reduced budget.

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

Although we expect selling, general, and administrative expenses to remain approximately flat in all departments with the exception of sales and marketing, we have been actively building a sales and marketing organization that provides better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth. In particular, over the course of 2018, we have been increasing our marketing communications campaigns and putting more “boots on the ground”, which we believe should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers.

Interest Expense

We recognize interest expense on notes payable and other debt obligations. In June 2014, we entered into a $10.0 million promissory note with a variable interest rate that varies with the prime rate. Accordingly, our interest expense will increase as the prime rate increases.

In August 2015, we issued and sold the August 2015 Secured Promissory Notes to affiliates of Waddell & Reed Financial, Inc. in the aggregate principal amount of $40.0 million with a fixed interest rate of 8%. In accordance with the related accounting guidance, because we recognized a gain on the partial extinguishment of this debt, we were required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s balance sheet related to the August 2015 Senior Secured Promissory Notes is $7.3 million as compared to $5.0 million of contractual principal amount outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, we will not recognize future interest expense on the August 2015 Senior Secured Promissory Notes.

As of December 31, 2017, we had $12.5 million in outstanding principal related to the October 2012 and April 2013 Secured Promissory Notes. In February 2018, $10.0 million aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes was converted into shares of common stock and warrants to purchase shares of common stock as discussed in Note 6 to our condensed consolidated financial statements. As of September 30, 2018, $2.5 million of principal indebtedness remains outstanding under this the October 2012 and April 2013 Secured Promissory Notes. Simultaneously with the Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022, the interest was reduced from 14% to 8% and all interest payments were deferred to maturity. In accordance with the related accounting guidance, because we recognized a gain on the partial extinguishment of debt, we were required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on our balance sheet related to the October 2012 and April 2013 Secured Promissory Notes is $3.4 million as compared to $2.5 million of contractual principal amount outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, we will not recognize future interest expense on the October 2012 and April 2013 Secured Promissory Notes.

Starting in October 2017, we entered into the Secured December 2017 Convertible Note. As of February 5, 2018, the outstanding principal balance under the Secured December Convertible Note was $6.0 million. The interest rate from January 1, 2018 to February 5, 2018 was 10% per annum. On February 5, 2018, the holder converted the entire outstanding principal of $6.0 million under the Secured December 2017 Convertible Note into shares of our common stock at a rate of $0.50 per share. After the conversion into common stock on February 5, 2018, there was no outstanding balance under the Secured December 2017 Convertible Note, and therefore going forward, we will not recognize future interest expense on the Secured December 2017 Convertible Note.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest expense	$(300)	$(804)	$(1,759)	$(2,308)
Interest expense to related parties	$-	$(1,098)	$(451)	$(3,257)

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2018, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Key Components of Our Results of Operations

Results of Operations

The following table sets forth certain statements of operations and other financial and operating data:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Revenues:
Product	$5,310	$4,161	$15,171	$14,675
License	115	58	330	174
Total revenues	5,425	4,219	15,501	14,849
Cost of product revenues	2,803	2,492	8,075	8,737
Gross profit	2,622	1,727	7,426	6,112
Operating Expenses:
Research, development and patent	2,658	3,152	7,685	8,449
Selling, general and administrative	4,117	5,174	13,861	15,590
Total operating expenses	6,775	8,326	21,546	24,039
Loss from operations	(4,153)	(6,599)	(14,120)	(17,927)
Other income (expense):
Interest expense	(300)	(804)	(1,759)	(2,308)
Interest expense, related parties	—	(1,098)	(451)	(3,257)
Change in fair value of financial instruments	—	—	(5,177)	—
Loss on extinguishment of debt, net	—	—	(303)	—
Gain on extinguishment of debt, related party	—	—	9,622	—
Other income (expense), net	14	(29)	(13)	(52)
Total other income (expense), net	(286)	(1,931)	1,919	(5,617)
Net loss	$(4,439)	$(8,530)	$(12,201)	$(23,544)

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Revenues:
Product	98%	99%	98%	99%
License	2	1	2	1
Total revenues	100	100	100	100
Cost of product revenues(1)	52	59	52	59
Gross profit	48	41	48	41
Operating Expenses:
Research, development and patent	49	75	50	57
Selling, general and administrative	76	123	89	105
Total operating expenses	125	198	139	162
Loss from operations	(77)	(157)	(91)	(121)
Other income (expense):
Interest expense	(6)	(19)	(11)	(16)
Interest expense to related parties	—	(26)	(3)	(22)
Change in estimated fair value of financial instruments	—	—	(33)	—
Gain on extinguishment of debt, net	—	—	(2)	—
Gain on extinguishment of debt, related party	—	—	62	—
Other income (expense), net	—	(1)	—	—
Total other expense, net	(6)	(46)	13	(38)
Loss before income taxes	(83)	(203)	(78)	(159)
Net loss	(83)%	(203)%	(78)%	(159)%

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

Product Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Product revenues	$5,310	$4,161	$15,171	$14,675
% of total revenues	98%	99%	98%	99%

Product revenues during the three months ended September 30, 2018 increased by $1.1 million, or 28% to the comparative period in 2017, as a result of higher sales of our Venerate and Grandevo products, which were partially offset by lower sales of our Zequanox and Majestene products. Product revenue recognized during the three months ended September 30, 2017 included revenues from the sell-through method of revenue recognition of $1.1 million. Product revenues for the nine months ended September 30, 2018 increased by $0.5 million, or 3% to the comparative period in 2017, due to a change in overall product sales mix. Product revenues recognized during the nine months ended September 30, 2017, excluded $0.5 million that related to the deferral of certain product shipments accounted for under the sell-through method of revenue recognition. We adopted ASC 606 during the three and nine months ended September 30, 2018. The product revenues for the three and nine months ended September 30, 2018 represent revenues on a sell-in basis. As a result, we did not recognize an additional $0.6 and $0.1 million in revenue for the three and nine months ended September 30, 2018, respectively, beyond what we would have recognized, had we used the sell-in and sell-through revenue recognition methods used for the three and nine months ended September 30, 2017.

License Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
	(Dollars in thousands)
License revenues	$115	$58	$330	$174
% of total revenues	2%	1%	2%	1%

We recognized an additional $41,000 and $135,000 in license revenues during the three and nine months ended September 30, 2018 primarily as a result of the adoption of ASC 606.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Cost of product revenues	$2,803	$2,492	$8,075	$8,737
% of total revenues	52%	59%	52%	59%
Gross profit	2,622	1,727	7,426	6,112
% of total revenues	48%	41%	48%	41%

For the three and nine months ended September 30, 2018, cost of product revenues increased by $0.1 million and decreased $0.8 million respectively. Cost of product revenues as a percentage of revenue declined as a more favorable product mix was realized during both the three months and nine months ended September 30, 2018 as compared to the same periods in 2017. For both the three and nine months ended September 30, 2018, gross profit increased from 41% to 48%, from the same periods September 30, 2017. For the three and nine months ended September 30, 2018, gross profit increased due to favorable product mix of higher margin products and process and manufacturing improvements. We adopted ASC 606 during the three and nine months ended September 30, 2018. The cost of product revenues for the three and nine months ended September 30, 2017 represents costs of product revenues on a sell-in and sell-through basis. As result, we did not recognized an additional $0.5 and $0.7 million, respectively, in cost of product revenues for the three and nine months ended September 30, 2018, beyond what we would have recognized had we used the sell-in and sell-through revenue recognition methods used for the three and nine months ended September 30, 2017.

Research, Development and Patent Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Research, development and patent	$2,658	$3,152	$7,685	$8,449
% of total revenues	49%	75%	50%	57%

Research, development and patent expenses for the three and nine month period ended September 30, 2018 decreased by $0.5 million, or 16%, and $0.8 million, or 9%, respectively, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and our focused pipeline of new products. Consequently, we realized a reduction in direct field testing and field trials of $0.4 for the three months ended September 30, 2018, as compared to the third quarter of 2017. Direct field testing and field trials decreased for the nine months end September 30, 2018 by $0.6 million as compared to the same period in 2017.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Selling, general administrative expenses	$4,117	$5,174	$13,861	$15,590
% of total revenues	76%	123%	89%	105%

Selling, general and administrative expenses for the three and nine months ended September 30, 2018 decreased by $1.1 million, or 20%, and $1.7 million or 11%, respectively. The decrease for the three months ended September 30, 2018 compared to the third quarter of 2017 was due primarily to decreases in loss of disposal of assets of $0.4 million, audit and tax fees of $0.2 million, legal expenses of $0.7 million and $0.1 million in consulting. These reductions were partially offset by increases in payroll and marketing costs of $0.2 million and $0.1 million. For the nine months ended September 30, 2018, the decrease was primarily related to $1.3 million in legal expenses, $0.8 million related to reduced consulting expenses related to our system implementation, $0.4 million in loss on disposal of assets, $0.4 million stock compensation related expenses, $0.1 million in travel and related expenses, and $0.1 million in certain public company expenses. These reductions were partially offset by $0.3 million in payroll-related expenses, $0.5 million in audit and tax fees, $0.2 million in recruiting costs, and $0.4 million in marketing-related expenses.

Other Expense, Net

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest expense	$(300)	$(804)	$(1,759)	$(2,308)
Interest expense to related parties	—	(1,098)	(451)	(3,257)
Change in estimated fair value of derivative liability	—	—	(5,177)	—
Loss on extinguishment of debt, net	—	—	(303)	—
Gain on extinguishment of debt, related party, net	—	—	9,622	—
Other income (expense) net	14	(29)	(13)	(52)
	$(286)	$(1,931)	$1,919	$(5,617)

For the three months ended September, 30, 2018, interest expense decreased by $0.5 million, or 63%, and $0.5 million, or 24%, for the nine months ended September, 30, 2018, as compared to the same periods in 2017, respectively, primarily due to fees and discounts associated with the convertible debt that was converted into common stock during the nine months ended September 30, 2018 as further discussed in Note 6 to the condensed consolidated financial statements. We adopted ASC 606 during the three and nine months ended September 30, 2018. We recognized an additional $0.1 and $0.2 million, respectively, in interest expense during the three and nine months ended September 30, 2018 as a result of the adoption. Related party interest expense decreased $1.1 million, or 100%, and $2.8 million, or 86%, respectively, during the three and nine months ended September 30, 2018, primarily as a result of the reduction in the related party debt as a portion was converted into common stock as further discussed in Note 6 to the condensed consolidated financial statements.

During the fourth quarter of 2017 and January 2018, as further discussed in Note 6 to the condensed consolidated financial statements, we made draws on a convertible note. There was a certain feature of this note that was valued as a derivate. An expense of $5.2 million was recognized related to the change in the underlying fair value of this feature from December 31, 2017 to February 5, 2018, the date this feature and the underlying note were extinguished and converted, respectively. There was no comparable expense recognized during the three or nine months ended September 30, 2017. We recognized a loss on extinguishment of debt during the nine months ended September 30, 2018 as a result of the conversion of $10 million of outstanding debt into common stock in partial extinguishment of this debt and extinguishment of $6 million in convertible debt. See Note 6 of the condensed consolidated financial statements for further discussion. There was no comparable expense during the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we converted $35 million of related party debt into common stock and recognized a gain on partial extinguishment of $9.6 million. See Note 6 of the condensed consolidated financial statements for further discussion. There was no comparable gain during the three or nine months ended September 30, 2017.

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

Liquidity and Capital Resources

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. We believe that our existing cash and cash equivalents of $20.5 million at September 30, 2018, expected revenues and the net proceeds from equity financing discussed in Note 9 will be sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. We believe that the actions discussed above are probable of occurring and mitigate the substantial doubt raised by our historical operating results. However, we cannot predict, with certainty, the outcome of our actions to grow revenues or manage or reduce costs. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand our international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations. We incorporated additional information regarding risks related to our capital and liquidity described in Part II— Item 1A— “Risk Factors.”

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products.

We had the following debt arrangements in place as of September 30, 2018 (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$2,591	Due December 31, 2022 (3)
Promissory Note (1)	7.00%	$8,937	Monthly/June 2036
Promissory Notes (2)	8.00%	$5,598	Due December 31, 2022(3)
Secured Borrowing (1)	12.78%	$1,498	Varies(4)/June 2019

(1) See Note 6 of the condensed consolidated financial statements.

(2) See Note 11 of the condensed consolidated financial statements.

(3) In February 2018, the maturity date and all interest payments were extended to December 2022.

(4) Payable through the lender’s direct collection of certain accounts receivable through June 2019.

In February 2018, we issued, pursuant to the Securities Purchase Agreement entered into on December 15, 2017, 70,514,000 unregistered shares of our common stock and we also converted $51.0 million in outstanding debt principal (including $6.0 million outstanding under the Secured December 2017 Convertible Note and $45.0 million outstanding under long-term senior secured debt instruments) into a portion of the previously mentioned common shares (the “February Stock and Debt Conversion Transaction”). The gross proceeds to us from the offering were approximately $24.0 million, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled $21.8 million. Of the $7.5 million in principal that remained as of September 30, 2018 under these partially converted notes, the maturity dates and future interest payments were extended until the amended maturity date of December 31, 2022. On an annualized basis through 2022, these amendments are expected to save us approximately $4.9 million in cash interest payments. See Notes 6, 11 and 12 of the condensed consolidated financial statements for further discussion of February Stock and Debt Conversion Transaction.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
	(Unaudited)
Net cash used in operating activities	$(16,814)	$(14,437)
Net cash used in investing activities	(496)	(376)
Net cash provided in financing activities	36,607	8,941
Net increase (decrease) in cash, cash equivalents, and restricted cash	$19,297	$(5,872)

Cash Flows from Operating Activities

Net cash used in operating activities of $16.8 million during the nine months ended September 30, 2018 primarily resulted from our net loss of $12.2 million and net non-cash gains on the extinguishment of debt of $9.3 million, and cash used by operating assets and liabilities of $4.7 million. These uses were partially offset by non-cash charges of $8.7 million consisting of $5.2 million of fair value change of financial instruments, $1.4 million of depreciation and amortization, $1.3 million of share-based compensation expense and $0.8 million of non-cash interest expense.

Net cash used in operating activities of $14.4 million during the nine months ended September 30, 2017 primarily resulted from our net loss of $23.5 million and was offset by $4.3 million in cash generated by operating assets and liabilities, and certain non-cash charges consisting of share-based compensation of $1.7 million, depreciation and amortization of $1.5 million, $1.1 million of non-cash interest expense.

Cash Flows from Investing Activities

Net cash used in investing activities were $0.5 million during the nine months ended September 30, 2018 resulting from purchases of property, plant and equipment to support our operations.

Net cash used in investing activities were $0.4 million during the nine months ended September 30, 2017 resulting from purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided in financing activities of $36.6 million during the nine months ended September 30, 2018 consisted primarily of $34.5 million in net proceeds from the issuance of common stock, $17.4 million in proceeds from the issuance of debt, and offset by reductions and repayment of debt of $15.2 million.

Net cash provided by financing activities of $8.9 million during the nine months ended September 30, 2017 consisted primarily $8.2 million in proceeds, net from the issuance of common stock, net proceeds from a secured borrowing of $1.2 million, which were reduced by payments under capital leases and debt obligations, exclusive of the secured borrowings, of $0.8 million and financing costs of $0.2 million.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

	TOTAL	2018	2019-2020	2021-2022	2023 AND BEYOND
	(In thousands)
Operating lease obligations	$763	$148	$615	$-	$-
Debt	17,856	1,562	548	8,083	7,663
Interest payments	9,820	157	1,221	4,172	4,270
Total	$28,439	$1,867	$2,384	$12,255	$11,933

Operating leases consist of contractual obligations from agreements for non-cancelable office space and leases used to finance the acquisition of equipment. Debt and capital equipment lease payments and the interest payments relating thereto include promissory notes and capital lease obligations in accordance with the payment terms under the agreements.

In June 2013 and then amended in April 2014, we entered into a lease agreement for approximately 27,300 square feet of office and laboratory space located in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $44,000 for the first 12 months with a 3% increase each year thereafter. Concurrent with this amendment, in April 2014, we entered into a lease agreement with an affiliate of the landlord to lease approximately 17,400 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter.

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

Since September 30, 2018, we have not added any additional leases that would qualify as operating leases.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2018 and 2017.

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

Interest Rate Risk

We had cash and cash equivalents of $20.5 million as of September 30, 2018, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Commodity Risk

Our exposure to market risk for changes in commodity prices currently is minimal. As our commercial operations grow, our exposure will relate mostly to the demand side as our end users are exposed to fluctuations in prices of agricultural commodities. Recent tariffs have contributed to depressed prices of some commodities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2018.

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

Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I, Item 1, “Financial Information” describes certain legal proceedings to which we are subject.

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

As of November 9, 2018, our executive officers and directors and their affiliates, including Ospraie, beneficially owned or controlled, directly or indirectly, an aggregate of approximately 64.4 million shares, or 44.9% of our common stock. In addition, affiliates of Waddell & Reed Financial Inc. (“Waddell”), beneficially own 25.0% of our common stock, and Ardsley Advisory Partners (“Ardsley”) beneficially owns 13.5% of our common stock. If all of these security holders act together, they will be able to exert significant control over our management and affairs, which could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of additional shares of our common stock in the public and private markets related to our April 2018 underwritten public offering and our February 2018 private placement, both as discussed further above and in Note 9 and Note 12 of the condensed consolidated financial statements, could cause the market price of our common stock to decline. As of November 9, 2018, we had outstanding an aggregate of 110,690,532 shares of common stock. A substantial amount of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless these shares were owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act.

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

We have also registered all of the shares of common stock that we may issue under our outstanding stock options and employee stock incentive plans, and as of November 9, 2018, 7,209,000 shares of common stock were issuable upon the exercise of outstanding stock options at a weighted average exercise price of $3.32 per share, 1,075,000 shares of common stock were issuable upon settlement of restricted stock units and 6,248,000 additional shares of common stock were reserved for issuance under our stock option plan. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, as of November 9, 2018, an aggregate of 4,231,288 shares of common stock were issuable upon the exercise of outstanding warrants not issued in connection with the February Stock and Debt Conversion Transaction, at a weighted exercise price of $1.95 per share, which are not included in our resale shelf registration statement filing.

We may require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We believe that our existing cash and cash equivalents of approximately $20.5 million at September 30, 2018, together with expected revenues will be sufficient to fund operations as currently planned for at least the next 12 months. However, we expect to continue to incur losses until we are able to significantly increase our revenue, and we are obligated to repay $20.9 million of principal and deferred interest under indebtedness outstanding as of September 30, 2018 (with approximately $8.7 million of such principal accruing interest at a variable rate of 7.0% as per annum as of September 30, 2018, and which is repayable in monthly payments through June 2036, an aggregate of approximately $10.7 million of such principal accruing interest at 8% per annum, and which is repayable upon maturity in December 2022, and approximately $1.5 million of such principal accruing interest at 12.8% per annum, and which is repayable upon maturity in June 2019). Further, we cannot predict, with certainty, the outcome of our actions to grow revenue or to manage or reduce costs, and we may have greater than anticipated cash needs for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures, and potential costs associated with litigation, including a breach of contract claim brought by Piper Jaffray, Inc. alleging our failure to pay a $2.0 million transaction fee. While we have based our beliefs on assumptions and estimates that management believes are reasonable, these assumptions and beliefs may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected.

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

We have had a history of losses, and our business, financial results and stock price have historically been adversely affected by matters related to our 2015 financial restatement and, prior to the February Stock and Debt Conversion Transaction, concerns regarding our ability to continue operations. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $12.00 per share, our stock price has ranged between $0.60 and $20.00 through November 9, 2018. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	our public float relative to the total number of shares of common stock that are issued and outstanding;

●	quarterly variations in our results of operations, those of our competitors or those of our customers;

●	concerns regarding the potential dilutive impact of future equity raises or other financing;

●	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;

●	our ability to develop and market new products on a timely basis;

●	disruption to our operations;

●	media reports and publications about our financials or about pest management products;

●	announcements concerning our competitors or the pest management industry in general;

●	our entry into, modification of or termination of key license, research and development or collaborative agreements;

●	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals;

●	general and industry-specific economic conditions;

●	any major change in our board of directors or management;

●	the commencement of, or our involvement in, litigation;

●	changes in financial estimates, including our ability to meet our future net revenues, operating profit or loss projections, and cash flow projections;

●	changes in earnings estimates or recommendations by securities analysts; and

●	expiration of lock up terms in connection with the February Stock and Debt Conversion Transaction

●	the announcement of other events related to our business and strategy described below under “—Risks to our Business and Strategy.”

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Nasdaq Capital Market (“Nasdaq”). Such costs will increase after we cease to qualify as an emerging growth company and become an accelerated filer, each of which will occur on December 31, 2018. Our management and other personnel have needed to devote a substantial amount of time to these compliance initiatives, and our legal and accounting compliance costs have increased. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are currently unable to estimate these costs with any degree of certainty. Greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. We also expect that, as a public company, it will continue to be expensive for us to obtain directors’ and officers’ liability insurance.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, we achieve accelerated filer status and will be required to comply with the auditor attestation provisions of Section 404 as of December 31, 2018. Our testing, or the subsequent testing by our independent registered public accounting firm, may identify deficiencies in our internal control over financial reporting that may be deemed to be material weaknesses. We expect to incur substantial accounting expense and management time on compliance-related issues with respect to Section 404. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

We have in the past identified material weaknesses, and if we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could adversely affect our consolidated operating results, our ability to operate our business, our stock price, investors’ views of us and shareholder litigation.

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

We are an “emerging growth company” as defined in the JOBS Act. To date, we have elected to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

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

We will no longer be an emerging growth company, and we will also qualify as an accelerated filer, on December 31, 2018.

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

During the three months ended September 30, 2018, the Company issued an aggregate of 78,000 shares of its common stock for a total of $98,000 pursuant to the exercise of previously outstanding warrants to purchase common stock at a purchase price of $1.25 per share (the “Warrants”). The Warrants were issued in February 2018 in connection with the February Stock and Debt Conversion Transaction. The issuances of the Warrants and the shares of common stock upon exercise thereof were pursuant to exemptions from registration provided by Section 4(a)(2) or Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on November 14, 2018.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
Chief Executive Officer

