Form 10-Q
period 2019-03-31
MARRONE BIO INNOVATIONS INC
filed 2019-05-10
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	MBII	Nasdaq Capital Market

Class	Shares Outstanding at May 3, 2019
Common Stock, $0.00001 par value	110,724,611

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	MARCH 31,	DECEMBER 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,586	$18,221
Accounts receivable	8,759	2,720
Inventories, net	7,554	8,224
Prepaid expenses and other current assets	1,310	971
Total current assets	31,209	30,136
Property, plant and equipment, net	14,132	14,512
Right of use assets, net	5,126	—
Restricted cash	1,560	1,560
Other assets	356	359
Total assets	$52,383	$46,567

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,377	$1,692
Accrued liabilities	7,015	6,871
Deferred revenue, current portion	379	438
Lease liability, current portion	752	—
Debt, current portion, net	5,541	2,318
Total current liabilities	16,064	11,319
Deferred revenue, less current portion	2,327	2,399
Lease liability, less current portion	4,607	-
Debt, less current portion, net	11,732	11,819
Debt due to related parties	7,300	7,300
Other liabilities	776	794
Total liabilities	42,806	33,631
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 110,691 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1	1
Additional paid in capital	296,967	296,409
Accumulated deficit (1)	(287,391)	(283,474)
Total stockholders’ equity	9,577	12,936
Total liabilities and stockholders’ equity	$52,383	$46,567

(1)	The above includes revised numbers for the three months ended March 31, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Revenues:
Product	$8,601	$4,224
License	115	100
Total revenues	8,716	4,324
Cost of product revenues	3,729	2,242
Gross profit	4,987	2,082
Operating Expenses:
Research, development and patent	2,942	2,535
Selling, general and administrative	5,674	5,030
Total operating expenses	8,616	7,565
Loss from operations	(3,629)	(5,483)
Other income (expense):
Interest expense	(306)	(1,119)
Interest expense, related parties	—	(434)
Change in fair value of financial instruments	—	(5,177)
Loss on extinguishment of debt, net (1)	—	(2,196)
Gain on extinguishment of debt, related party (1)	—	9,183
Other income (expense), net	18	(31)
Total other income (expense), net	(288)	226
Net loss (1)	$(3,917)	$(5,257)
Basic and diluted net loss per common share:	$(0.04)	(0.07)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	110,691	74,591

(1)	The above includes revised numbers for the three months ended March 31, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three Months Ended March 31, 2018

(In Thousands)

					TOTAL
	COMMON STOCK		ADDITIONAL	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	PAID IN CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at January 1, 2018	31,351	$—	$214,921	$(265,572)	$(50,651)
ASC 606 Adjustment	—	—	—	2,311	2,311
Net loss (1)	—	—	—	(5,257)	(5,257)
Settlement of restricted stock units	228	—	—	—	—
Issuance of RSUs for 2017 bonuses	—	—	205	—	205
Share-based compensation	—	—	491	—	491
Conversion of related party notes for common stock and warrants	20,000	—	21,685	—	21,685
Conversion of secured promissory notes for common stock and warrants	5,714	—	6,196	—	6,196
Conversion of convertible notes for common stock and warrants	12,000	—	16,843	—	16,843
Fair value of common stock and warrants issued to placement agent in connection with private placement and note conversion	800	—	1,610	—	1,610
Issuance of common stock and warrants in private placement, net of offering costs and underwriter commissions	32,000	1	20,310	—	20,311
Balance at March 31, 2018	102,093	$1	$282,261	$(268,518)	$13,744

(1)	The above includes revised numbers for the three months ended March 31, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three Months Ended March 31, 2019

(In Thousands)

					TOTAL
	COMMON STOCK		ADDITIONAL	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	PAID IN CAPITAL	DEFICIT	EQUITY

Balance at January 1, 2019	110,691	$1	$296,409	$(283,474)	$12,936
Net loss	—	—	—	(3,917)	(3,917)
Share-based compensation	—	—	558	—	558
Balance at March 31, 2019	110,691	$1	$296,967	$(287,391)	$9,577

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Cash flows from operating activities
Net loss (1)	$(3,917)	$(5,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	455	478
Right of use assets amortization	199	-
Share-based compensation	558	491
Non-cash interest expense	73	611
Change in fair value of financial instruments	—	5,177
Loss on extinguishment of debt, net (1)	—	2,196
Gain on extinguishment of debt, related party, net (1)	—	(9,183)
Net changes in operating assets and liabilities:
Accounts receivable	(6,039)	(567)
Inventories	670	(220)
Prepaid Expenses and other assets	(336)	146
Deferred cost of product revenues	—	2
Accounts payable	726	(1,085)
Accrued and other liabilities	310	(793)
Accrued interest due to related parties	—	(1,614)
Lease Liability	(150)	-
Deferred revenue	(199)	(128)
Net cash used in operating activities	(7,650)	(9,746)
Cash flows from investing activities
Purchases of property, plant and equipment	(116)	(362)
Net cash used in investing activities	(116)	(362)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	21,820
Proceeds from issuance of debt	—	2,000
Proceeds from secured borrowings	6,714	3,520
Reductions in secured borrowings	(3,511)	(3,194)
Repayment of debt	(72)	(67)
Net cash provided by financing activities	3,131	24,079
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,635)	13,971
Cash and cash equivalents and restricted cash, beginning of period	19,781	2,833
Cash and cash equivalents and restricted cash, end of period	$15,146	$16,804

Supplemental disclosure of cash flow information
Cash paid for interest	$223	$2,145
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$10	$200
Embedded derivative liability associated with bridge loan	$—	$573
Conversion of debt to equity	$—	$10,000
Conversion of bridge loan (convertible note) to equity	$—	$6,000
Conversion of debt, related party to equity	$—	$35,000
Conversion of accrued liabilities into equity associated with the granting of restricted stock units	$—	$205

(1)	The above includes revised numbers for the three months ended March 31, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

1. Summary of Business, Basis of Presentation

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

Going Concern, Liquidity, and Management Plans

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, for the 12 months upon the issuance of these condensed consolidated financial statements, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from any inability of the Company to continue as a going concern.

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of March 31, 2019, the Company had an accumulated deficit of $287,391,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company had funded operations primarily with net proceeds from public sales and private placements of equity and debt securities and from term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of March 31, 2019, the Company had working capital of $15,145,000, including cash and cash equivalents of $13,586,000. In addition, as of March 31, 2019, the Company had debt and debt due to related parties of $17,273,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. As of March 31, 2019, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements (see Note 6).

The Company’s operating results, including historical prior periods of negative working capital, indicate that substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. However, the Company believes that its existing cash and cash equivalents of $10,899,000 at May 9, 2019 together with expected revenues, expected future debt or equity financings and cost management as well as cost reductions will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements. The Company anticipates securing additional sources of through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic results. The Company cannot predict, with certainty, the outcome of its actions to grow revenue, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to the Company or at all. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations.

The actions discussed above cannot be considered probable of occurring and mitigating the substantial doubt raised by its operating results and satisfying its estimated liquidity needs for 12 months from the issuance of these consolidated financial statements. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets, and stockholders may lose all or part of their investment in the Company’s common stock.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial information as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company used significant estimates in accounting for assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions with variable considerations, reserves for inventory obsolescence, share-based compensation, right-of-use, fair value of financial instruments, warrants and in its going concern analysis.

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

The Company’s principal sources of revenues are its Regalia, Grandevo and Venerate product lines. These three product lines accounted for 97% and 91% of the Company’s total revenues for the three months ended March 31, 2019 and 2018, respectively.

Revenues generated from international customers were 7% and 18% for the three months ended March 31, 2019 and 2018, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
Three months ended March 31,
2019	36%	16%	12%
2018	14%	23%	6%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either March 31, 2019 or December 31, 2018, which may or may not correspond with the customers above, consist of the following:

	CUSTOMER	CUSTOMER	CUSTOMER	CUSTOMER
	A	B	C	D

March 31, 2019	35%	21%	11%	4%
December 31, 2018	52%	8%	3%	24%

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

The Company continues to rely on third parties to formulate Grandevo and Zequanox into spray-dried powders, for all of its production of Venerate, Majestene/Zelto, Stargus/Amplitude and Haven, and from time to time, third-party manufacturers for supplemental production capacity to meet excess seasonal demand and for packaging. The Company’s products have been produced in quantities, and on timelines, sufficient to meet commercial demand and for the Company to satisfy its delivery schedules. However, the Company’s dependence upon others for the production of a portion of its products, or for a portion of the manufacturing process, particularly for drying and for all of its production of Venerate, may adversely affect its ability to satisfy demand and meet delivery obligations, as well as to develop and commercialize new products, on a timely and competitive basis. The Company has not entered into any long-term manufacturing or supply agreements for any of its products, and it may need to enter into additional agreements for the commercial development, manufacturing and sale of its products. There can be no assurance that it can do so on favorable terms, if at all.

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

	MARCH 31, 2019	DECEMBER 31, 2018
Product revenues	$398	$457
Financing costs	600	604
License revenues	1,708	1,776
	2,706	2,837
Less current portion	(379)	(438)
	$2,327	$2,399

Revenue Recognition

Product Sales. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The Company may enter into contracts in which the standalone selling prices (“SSP”) is different from the amount the Company is entitled to bill the customer. As of March 31, 2019, the Company had deferred product revenue in the amount of $398,000 associated primarily with billings in excess of SSP and will be recognized in future periods in conjunction with the transfer of control of such products to the customers.

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

Financing Component Revenues. The Company recognizes a financing component, if material, when the Company receives consideration from the customer, and when the Company expects control of the product or service to be transferred to the customer in a period of greater than one year from the date of receipt of the consideration. As of March 31, 2019 and 2018, the Company recognized $72,000 and $51,000, respectively of financing component revenues within both product and license revenues in the condensed consolidated financial statements.

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

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended March 31, 2019 and 2018, research and development expenses totaled $2,627,000 and $2,287,000, respectively, and patent expenses totaled $315,000 and $248,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended March 31, 2019 and 2018 were $281,000 and $174,000, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three months ended March 31, 2019 and 2018 were $191,000 and $206,000, respectively.

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

	MARCH 31,
	2019	2018
Stock options outstanding	6,965	5,343
Warrants to purchase common stock	52,647	52,725
Restricted stock units outstanding	1,217	931
Common shares to be issued in lieu of agent fees	498	498
	61,327	59,497

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.

The Company adopted ASU 2016-02 in the first quarter of 2019 using the modified-retrospective method. This adoption primarily affected the Company’s condensed consolidated balance sheet based on the recording of Right-of-use assets and Lease liability, current and non-current for its operating leases. The adoption of ASU 2016-02, did not change the Company’s historical classification of these leases or the straight-line recognition of related expenses.

See Note 4 for the effects of the adoption of ASU 2016-02 on the Company’s condensed consolidated financial statements as of January 1, 2019 and for the three months ended March 31, 2019. The adoption of this standard had a material impact on the Company’s condensed consolidated financial statements and is expected to continue to have a material impact for the foreseeable future.

3. Inventories

Inventories, net consist of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2019	2018
Raw materials	$1,411	$1,844
Work in progress	1,058	1,580
Finished goods	5,085	4,800
	$7,554	$8,224

As of March 31, 2019 and December 31, 2018, the Company had $526,000 and $579,000, respectively, in reserves against its inventories.

4. Right-Of-Use and Lease Liability

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) using the modified retrospective transition method allowing it to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. Under this transition method, the prior comparative period continues to be reported under the accounting standards in effect for that period.

The Company elected to use the package of practical expedients permitted which allows (i) an entity not to reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and iii) an entity need not reassess any initial direct costs for any existing leases. The Company made an accounting policy election to adopt the short-term lease exception which allows the Company to not recognize on the balance sheet those leases with terms of 12 months or less resulting in short-term lease payments being recognized in the condensed consolidated statements of income on a straight-line basis over the lease term. All of the Company’s leases were previously classified as operating and are similarly classified as operating lease under the new standard.

Adoption of the new standard resulted in recognition of both right-of-use assets and lease liabilities of approximately $5,324,000 and $5,510,000 as of January 1, 2019, respectively. As the right-of-use assets and lease liabilities were substantially the same at adoption, the Company did not record a cumulative effect adjustment to the opening balance of retained earnings.

The Company’s operating leases have remaining terms ranging from less than one year to six years. The leases are for office space and various office equipment. The Company determines if an arrangement includes a lease at the inception of the agreement and the right-of-use asset and lease liability is determined at the lease commencement date and is based on the present value of estimated lease payments. The Company’s lease agreements contain both fixed and variable lease payments, none of which are based on a rate or an index. Fixed lease payments are included in the determination of the right-of-use asset and lease liability. Variable lease payments that are not based on a rate or index are expensed when incurred. The present value of estimated lease payments is determined utilizing the rate implicit in the lease agreement if that rate can be determined. If the implicit rate cannot be determined, the present value of estimated lease payments is determined utilizing the Company’s incremental borrowing rate. The incremental borrowing rate is determined at the lease commencement date and is estimated utilizing similar or collateralized borrowing instruments adjusted for the terms of leasing arrangement as necessary. Some of the leases include an option to renew that can extend the lease term. For those leases which are reasonably certain to be renewed, the Company included the renewal period in the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 7.04% and 5.5 years, respectively.

The components of lease expense were as follows:

THREE MONTHS ENDED
MARCH 31, 2019
(in thousands)

Operating lease cost	$297
Short-term lease cost	13
Sublease income	(23)
$287

Other information
Cash paid for amounts included in the measurement of lease liabilities	$222
Right-of-use assets obtained in exchange for operating lease liabilities	$199

Maturities of lease liabilities for each future calendar year as of March 31, 2019 are as follows:

OPERATING
LEASES
(in thousands)

2019, remaining 9 months	$813
2020	1,182
2021	1,205
2022	1,241
2023 and beyond	2,036
Total lease payments	6,477
Less: imputed interest	1,118
Total lease obligation	5,359
Less lease obligation, current portion	752
Lease obligation, non-current portion	$4,607

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2019	2018

Accrued compensation	$2,726	$2,570
Accrued warranty costs	360	320
Accrued legal costs	315	69
Accrued customer incentives	2,432	2,170
Accrued liabilities, other	1,182	1,742
	$7,015	$6,871

The Company warrants the specifications of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. During the three months ended March 31, 2019 and 2018, the Company recognized $94,000 and $44,000, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $54,000 for the three months ended March 31, 2019 as a result of the historical usage of warranty reserves being lower than previously estimated and during the three months ended March 31, 2019 the Company settled no warranty claims. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2018	$320
Warranties issued (released) during the period	40
Settlements made during the period	-
Balance at March 31, 2019	$360

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2019	2018
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (7.5% as of March 31, 2019) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of March 31, 2019 and December 31, 2018 of $200 and $205.	8,572	8,639
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.8% annually) payable through the lenders direct collection of certain accounts receivable through June 2019, collateralized by substantially all of the Company’s personal property.	5,276	2,073
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Debt, including debt due to related parties	24,573	21,437
Less debt due to related parties, non-current	(7,300)	(7,300)
Less current portion	(5,541)	(2,318)

Debt, non-current	$11,732	$11,819

As of March 31, 2019, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties for each calendar year, are due as follows (in thousands):

Period ended March 31, 2019	Debt	Debt to Related Party
2019	$5,464	$-
2020	270	-
2021	292	-
2022	2,766	5,000
2023	340	-
Thereafter	7,365	-
Total future principal payments	16,497	5,000
Interest payments included in debt balance (1)	975	2,300
	$17,472	$7,300

(1)	Due to the debt extinguishment requirement, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

The following is a reconciliation of interest expense for the debt outstanding during the three months ended (in thousands).

	MARCH 31, 2019
	Interest
Three Months	Expense	Related Party, Net	Non cash

June 2014 Secured Promissory Note	158	—	5
LSQ Financing	76	—	—
ASC 606 Financing Component	68	—	68
Other	4	—	—
	$306	$—	$73

	MARCH 31, 2018
	Interest
Three Months	Expense	Related Party, Net	Non cash

October 2012 and April 2013 Secured Promissory Notes	$213	$—	$42
June 2014 Secured Promissory Notes	152	—	6
Secured December 2017 Convertible Notes (1)	529	—	322
LSQ Financing	152	—	54
August 2015 Senior Secured Promissory Notes	—	434	114
ASC 606 Financing Component	73	—	73
	$1,119	$434	$611

(1)	This agreement was terminated in February 2018

Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes (the “October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013 (“Conversion Date”), the Company entered into an amendment to increase, by up to $5,000,000, the amount available under the terms of the loan agreement with respect to the October 2012 Secured Promissory Notes. Under this amendment, an additional $4,950,000 was issued in partial consideration for $3,700,000 in cash received and in partial conversion for the cancellation of a $1,250,000 subordinated convertible note (collectively, the “April 2013 Secured Promissory Notes”). The total amount borrowed under the amended loan agreement for the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes increased from $7,500,000 to $12,450,000.

On February 5, 2018, the Company converted, pursuant to an amendment, dated December 15, 2017, to the October 2012 and April 2013 Secured Promissory Notes, $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of March 31, 2019. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022 (“Maturity Date”), the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the Maturity Date.

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

In conjunction with the Snyder Debt Conversion, the Company accounted for the partial debt extinguishment under the troubled debt restructuring accounting guidance. The Company recognized a gain of $3,015,000 for the three ended March 31, 2018 on partial extinguishment of the October 2012 and April 2013 Secured Promissory Notes, which included the recognition of the debt discount. Because the Company recognized a gain on the partial extinguishment of debt, the Company was required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s consolidated balance sheet related to the October 2012 and April 2013 Secured Promissory Notes is $3,425,000, as compared to $2,450,000 of contractual principal outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, the Company will not recognize future interest expense on the October 2012 and April 2013 Secured Promissory Notes.

The accounting for the change due to the Snyder Debt Conversion is as follows (in thousands):

Principal (pre-conversion)	$12,450
Discount (pre-conversion)	(134)
Consideration of common stock and warrants provided at conversion	(6,196)
Gain on extinguishment	(2,695)
Principal and future interest at March 31, 2019	$3,425

Additionally, in conjunction with the terms of the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes, the Company agreed to pay a fee of 7% of the funded principal amount to the agent that facilitated the 2018 February Financing Transactions between the Company and the collective lenders. As part of the Snyder Debt Conversion, the Company renegotiated the Agent Fee, which resulted in 498,000 shares of the Company’s common stock being issuable to the agent in lieu of a cash payment for services. These shares are issuable at the Maturity Date of the note. The Company has included this liability in other non-current liabilities. The change in the value of the agent fee and the fair value of the common stock granted in lieu of cash was also included in the gain on partial extinguishment of debt as follows:

Agent fee, included in other liabilities, long term (pre-conversion)	$827
Gain on extinguishment	(319)
Agent fee payable in common shares	$508

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank that bears interest at 7.5% as of March 31, 2019. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $74,997 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. The Company is required to maintain a deposit balance with the Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of March 31, 2019, the Company was in compliance with each of these covenants except, potentially, a requirement that no material adverse situation shall have occurred, given the Company’s current going concern assessment and the requirement that her be no unapproved compensation increases for the Company’s executives for calendar year 2019. However, the Company has obtained a waiver from the lender for any non-compliance through November 15, 2020.

The following table reflects the activity under this note:

Principal balance, net at December 31, 2018	$8,639
Principal payments	(225)
Interest	153
Debt discount amortization	5
Principal balance, net at March 31, 2019	$8,572

Secured Convertible Promissory Note

On October 12, 2017, the Company and Dwight W. Anderson (“Anderson”) entered into a $1,000,000 convertible promissory note, which was restated in its entirety by a convertible promissory note entered into by the Company and Anderson on October 23, 2017 (the “October 2017 Convertible Note”). The October 2017 Convertible Note was an unsecured promissory note in the aggregate principal amount of up to $6,000,000, was subject to Anderson’s approval and due on October 23, 2020 (the “Anderson Maturity Date”).

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

On December 22, 2017, the Company and Anderson amended and restated in its entirety the terms of the October 2017 Convertible Note (“Secured December 2017 Convertible Note”). Under the amendment, the Secured December 2017 Convertible Note became a secured promissory note and the maturity date was reverted to the original terms, due on October 12, 2020 (the “Maturity Date”). The interest rate and conversion terms of the Secured December 2017 Convertible Note remain unchanged from the terms of the October 2017 Convertible Note as described above. As of December 31, 2017, the outstanding principal balance under the Secured December Convertible Note was $4,000,000, exclusive of a $510,000 discount. In January 2018, the Company borrowed the remaining available principal under the Secured December 2017 Convertible Note of $2,000,000, exclusive of an additional derivative liability discount of $574,000.

On February 5, 2018, the holder converted the entire outstanding principal of $6,000,000 under the Secured December 2017 Convertible Note into 12,000,000 each common stock and warrants units in accordance with the terms of the Securities Purchase Agreement which provided for conversion of the outstanding balance at a rate of $0.50 per common share. Upon the conversion on February 5, 2018, the outstanding principal balance under the Secured December 2017 Convertible Note was reduced to zero.

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

The following table reflects the accounting for the activities under the Secured December 2017 Convertible Note as follows (in thousands):

Principal (pre-conversion)	$6,000
Discount (pre-conversion)	(791)
Consideration of common stock and warrants provided at conversion	(16,843)
Derivative liability extinguished	6,424
Loss on extinguishment	5,210
Balance at March 31, 2018	$-

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

The Company will also pay to LSQ (i) an invoice purchase fee equal to 1% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears. An aging and collection fee would be charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding). The agreement contains representations and warranties by the Company and LSQ, certain indemnification provisions in favor of LSQ and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LSQ’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Company is in compliance with all terms of the agreement.

In June 2018, the Company amended the LSQ Financing arrangement which effectively (i) decreased the invoice purchase fee from 1.00% to a range of 0.40% to 1.00%, (ii) decreased the funds usage fee from 0.035% to a range of 0.020% to 0.035% and (iii) extended the terms of the agreement to June 30, 2019. As of March 31, 2019, $5,276,000 was outstanding under the LSQ Financing.

7. Warrants

The following table summarizes information about the Company’s common stock warrants outstanding as of March 31, 2019 (in thousands, except exercise price data):

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
			52,647

As of March 31, 2019, no warrants have been exercised. The weighted average remaining contractual life and exercise price for these warrants is 1.98 years and $1.10, respectively.

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

8. Share-Based Plans

As of March 31, 2019, there were options to purchase 6,965,000 shares of common stock outstanding, 1,217,000 restricted stock units outstanding and 10,151,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended March 31, 2019 and 2018, the Company recognized share-based compensation of $558,000 and $491,000, respectively.

During the three months ended March 31, 2019 and 2018, the Company granted options to purchase 48,000 and 31,000 shares of common stock, respectively, at a weighted average exercise price of $1.59 and $1.87, respectively. During the three months ended March 31, 2019 and 2018 there were no options exercised.

The following table summarizes the activity of stock options from December 31, 2018 to March 31, 2019 (in thousands, except weighted average exercise price):

		WEIGHTED-
		AVERAGE
		EXERCISE
	OPTIONS	PRICE
Balances at December 31, 2018	7,136	$3.31
Options granted	48	$1.59
Options exercised	-	$-
Options cancelled	(219)	$1.82
Balances at March 31, 2019	6,965	$3.34

The following table summarizes the activity of restricted stock units from December 31, 2018 to March 31, 2019 (in thousands, except weighted average grant date fair value):

RESTRICTED UNITS
OUTSTANDING
Outstanding at December 31, 2018	1,146
Granted	71
Exercised	—
Forfeited	—
Outstanding at March 31, 2019	1,217

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Non-vested at December 31, 2018	404	$1.40
Granted	71	$1.53
Vested	(133)	$1.42
Forfeited	-	$-
Non-vested at March 31, 2019	342	$1.42

During the three and months ended March 31, 2018, the Company granted 105,000 restricted stock units, respectively, in partial satisfaction of incentive compensation due to certain executives as of December 31, 2017. These grants resulted in the reclassification of $205,000 from accrued liabilities to additional paid in capital as of March 31, 2018. There were no such grants during the three months ended March 31, 2019.

9. Commitments and Contingencies

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

In November 2018, the Company elected to exercise the first extension option under the lease, extending the lease term for another 60 months and an amended lease agreement was executed on April 25, 2019. The Company recognizes expense under its operating leases on a straight-line basis over the terms of the leases. As of March 31, 2019 and 2018, the Company incurred $287,000 and $151,000, respectively of rent expense, net. See Note 4 for future maturities of the Company’s operating lease commitments.

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

Litigation

On April 3, 2018, the Company was named as a defendant in a complaint filed by Piper Jaffray, Inc. (“Piper”) with the Superior Court of the State of Delaware. The Company was informed of and received Piper’s complaint and related documents on April 5, 2018, following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Piper’s complaint alleges one breach of contract claim, specifically, that the Company breached an engagement letter with Piper by failure to pay a $2,000,000 transaction fee, which Piper alleges is due under the engagement letter as a result of the Company’s consummation of its private placement and debt refinancing transactions in February 2018. Piper’s complaint includes a demand for payment the foregoing transaction fee, in addition to interest and costs and expenses incurred in pursuing the action, including reasonable attorneys’ fees. As of March 31, 2019, a trial date for the matter has been scheduled for July 2020. While the Company believes Piper’s complaint is without merit, this matter is at an early stage, and the outcome of this matter is not presently determinable.

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

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of March 31, 2019, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

On February 5, 2018, the holders of the August 2015 Senior Secured Promissory Notes, pursuant to an amendment, converted $35,000,000 of the then outstanding debt into 20,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock (such conversion, the “Waddell Debt Conversion”). After the conversion, $5,000,000 in principal remained outstanding. Simultaneously with the Waddell Debt Conversion, the maturity of the August 2015 Senior Secured Promissory Notes was extended to December 31, 2022, and payment of all future interest was deferred to maturity on December 31, 2022 (See Note 6 for further discussion).

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

The accounting for the change due to the August 2015 Senior Secured Promissory Notes is as follows (in thousands):

Principal (pre-conversion)	$40,000
Accrued interest to be paid at maturity	339
Discount (pre-conversion)	(2,171)
Consideration of common stock and warrants provided at conversion	(21,685)
Gain on extinguishment	(9,183)
Principal and future interest at March 31, 2019	$7,300

11. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2019 through the date these condensed consolidated financial statements were issued, and has determined that there are no subsequent events required to be disclosed in these condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Annual Report”) on March 29, 2019. Additional information regarding the Company is also available in our other reports filed with the Securities and Exchange Commission, which are also available on our investor relations website, investors.marronebio.com, which we also use, together with our corporate Twitter account, @Marronebio, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We encourage our investors to monitor and review the information we make public in these locations. The information contained in the foregoing locations are not incorporated by reference into this filing, and the Company’s references to website URLs are intended to be inactive textual references only.

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

First Quarter 2019 Highlights

The following are the more significant financial results for the three months ended March 31, 2019:

●	Revenues increased approximately 101.6% year over year to $8.7 million from $4.3 million for the same period in 2018

●	Gross margins increased year over year to 57.2% from 48.2% for the same period in the prior year

●	Loss from operations decreased 33.8% compared to the same period in the prior year

Other significant developments for our business during the three months ended March 31, 2019 include the approval of Venerate CG label for use in California, approval of our product Regalia Maxx for use on hemp in Canada, and the continued expansion of our sales and marketing function.

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

We believe that the assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize, inventory valuation, share-based compensation, fair value of financial instruments and warrants, and our going concern assessment have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting and estimates. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to provide clarity over the accounting for leases, requiring registrants to record all lease liabilities and a corresponding right-of-use asset for the underlying asset. As documented in Note 4 of the condensed consolidated financial statements, the adoption of this standard had a material impact on these financial statements and is expected to have a material impact on our future financial statements.

Key Components of Our Results of Operations

Revenues

Our total revenues were $8.7 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but also included sales of Majestene, Haven and Stargus. We believe our revenues may largely be impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99% and 98% of our total revenues for each of the three months ended March 31, 2019 and 2018, respectively. Product revenues in the United States constituted 94% and 82% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.

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

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For the three months ended March 31, 2019 and 2018, license revenues constituted 1% and 2% of total revenues, respectively. As of March 31, 2019, including agreements with related parties discussed below, we had received an aggregate of $4.1 million in payments under our strategic collaboration and distribution agreements. There will be an additional $0.8 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We have entered into in-license technology agreements with respect to the use and commercialization of two of our commercially available product lines, Grandevo and Haven, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The in-licensed U.S. patent for Grandevo is expected to expire in 2024 but based on a pending in-licensed patent application could expire later than 2024 if issued. The licensed patents for Haven begin to expire in 2019. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Grandevo, Zequanox, and Haven and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

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

In July 2012, we acquired a manufacturing facility, which we repurposed for manufacturing operations. We began full-scale manufacturing using this facility in 2014 of our products Regalia, Grandevo and Zequanox. We continue to use third party manufacturers for Venerate, Majestene, Haven, and Stargus/Amplitude, and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility as sales volumes increase enough to reduce under absorbed labor and overhead from our facility.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent staff in support of product discovery and development activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $2.9 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. We have utilized a significant portion of our research and development resources to improve margins on existing products and pipeline products to market. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our reduced budget.

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

Although we expect selling, general, and administrative expenses to remain approximately flat in all departments with the exception of sales and marketing, we have been actively building a sales and marketing organization that provides better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth. In particular, since the previous year, we have been increasing our marketing communications campaigns and putting more “boots on the ground”, which we believe should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers.

Interest Expense

As of March 31, 2019, our expenses decreased significantly based on the February 2018 Financing Transactions, including the recognition of one-time gain on extinguishment of debt of $9.2 million which was offset by a change in fair value of derivative liability of $5.5 million and loss on extinguishment of debt of $2.2 million. See Notes 6 and 13 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in our Annual Report on Form 10-K.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2019, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Key Components of Our Results of Operations

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	MARCH 31,
	2019	2018
Revenues:
Product	99%	98%
License	1%	2%
Total revenues	100%	100%
Cost of product revenues	43%	52%
Gross profit	57%	48%
Operating Expenses:
Research, development and patent	34%	59%
Selling, general and administrative	65%	116%
Total operating expenses	99%	175%
Loss from operations	-42%	-127%
Other income (expense):
Interest expense	-3%	-26%
Interest expense to related parties	0%	-10%
Change in estimated fair value of financial instruments	0%	-120%
Gain on extinguishment of debt, net (1)	0%	-51%
Gain on extinguishment of debt, related party (1)	0%	212%
Other income (expense), net	0%	-1%
Total other expense, net	-3%	5%
Loss before income taxes	-45%	-122%
Net loss	-45%	-122%

(1)	The above includes revised numbers for the three months ended March 31, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

Comparison of Three Months Ended March 31, 2019 and 2018

Product Revenues

	MARCH 31,
	2019	2018
	(Dollars in thousands)
Product revenues	$8,601	$4,224
% of total revenues	99%	98%

Product revenues during the three months ended March 31, 2019 increased by $4.4 million, or 103.6% to the comparative period in 2018, as a result of higher demand for and sales of our products, lead by sales of Regalia, Venerate, and Grandevo product families. We believe demand for our products have increased as a result of our previous investments in resources in sales and marketing.

License Revenues

	MARCH 31,
	2019	2018
	(Dollars in thousands)
License revenues	$115	$100
% of total revenues	1%	2%

License revenues remained consistent period over period and in line with our expectations.

Cost of Product Revenues and Gross Profit

	MARCH 31,
	2019	2018
	(Dollars in thousands)
Cost of product revenues	$3,729	$2,242
% of total revenues	43%	52%
Gross profit	4,987	2,082
% of total revenues	57%	48%

For the three months ended March 31, 2019, cost of product revenues increased by $1.5 million or 66%. Cost of product revenues as a percentage and gross profit as a percentage of revenue increased based on volume and overall a more favorable product mix realized during the three months ended March 31, 2019 as compared to the same periods in 2018. For the three months March 31, 2019, gross profit increased from 48.2% to 57.2%, from the same period March 31, 2018.

Research, Development and Patent Expenses

	MARCH 31,
	2019	2018
	(Dollars in thousands)
Research, development and patent	$2,942	$2,535
% of total revenues	34%	59%

Research, development and patent expenses for the three-month period ended March 31, 2019 increased by $0.4 million, or 16%, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and our focused pipeline of new products.

Selling, General and Administrative Expenses

	MARCH 31,
	2019	2018
	(Dollars in thousands)
Selling, general administrative expenses	$5,674	$5,030
% of total revenues	65%	116%

Selling, general and administrative expenses for the three months ended March 31, 2019 increased by $0.6 million, or 13%. The increase for the three months ended March 31, 2019 compared to the first quarter of 2018 was due primarily to increases in salaries, wages and compensation bonus, consistent with the continued focus on expansion of our sales and marketing team of $0.7 million and increases in legal fees of $0.3 million offset by a decrease in audit and other professional consulting fees of $0.5 million.

Other Expense, Net

	MARCH 31,
	2019	2018
	(Dollars in thousands)
Interest expense	$(306)	$(1,119)
Interest expense to related parties	-	(434)
Change in estimated fair value of derivative liability	-	(5,177)
Loss on extinguishment of debt, net	-	(2,196)
Gain on extinguishment of debt, related party	-	9,183
Other (expense) income, net	18	(31)
	$(288)	$226

For the three months ended March 31, 2019, interest expense decreased by $0.8 million as compared to the same period in 2018, respectively, primarily due to fees and discounts associated with the convertible debt that was converted into common stock during the three months ended March 31, 2018 as further discussed in Note 6 to the condensed consolidated financial statements.

During the fourth quarter of 2017 and first quarter of 2018, as further discussed in Note 6 to the condensed consolidated financial statements, we made draws on a convertible note. There was a certain feature of this note that was valued as a derivate. An expense of $5.2 million was recognized related to the change in the underlying fair value of this feature from December 31, 2017 to February 5, 2018, the date the feature and the underlying note were extinguished and converted, respectively. There was no comparable expense recognized during the three months ended March 31, 2019. We recognized a loss on extinguishment of debt during the three months ended March 31, 2018 as a result of the conversion of $10 million of outstanding debt into common stock in partial extinguishment of this debt and extinguishment of $6 million in convertible debt. See Note 6 of the condensed consolidated financial statements for further discussion.

Seasonality and Quarterly Results

In recent years, we have increasingly had higher sales during the first half of the year than the second half, and expect this trend to continue. However, the level of seasonality in our business may change due to a number of factors including, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations of products and the impact of weather and climate change. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products.

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

Liquidity and Capital Resources

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. We believe that our existing cash and cash equivalents of $13.6 million at March 31, 2019, expected revenues and lower operating costs will be sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. We believe that the actions discussed above are probable of occurring and mitigate the substantial doubt raised by our historical operating results. However, we cannot predict, with certainty, the outcome of our actions to grow revenues or manage or reduce costs. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand our international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations. We incorporated additional information regarding risks related to our capital and liquidity described in Part II— Item 1A— “Risk Factors.”

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products.

We had the following debt arrangements in place as of March 31, 2019 (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$2,689	Due December 31, 2022 (5)
Promissory Note (2)	7.50%	$8,810	Monthly/June 2036
Promissory Notes (3)	8.00%	$5,798	Due December 31, 2022(5)
Secured Borrowing (4)	12.78%	$5,293	Varies(6)/June 2019

(1) See Note 6 of the condensed consolidated financial statements.

(2) See Note 10 of the condensed consolidated financial statements.

(3) In February 2018, the maturity date and all interest payments were extended to December 2022.

(4) Payable through the lender’s direct collection of certain accounts receivable through June 2019.

In February 2018, we issued, pursuant to the Securities Purchase Agreement entered into on December 15, 2017, 70,514,000 unregistered shares of our common stock and we also converted $51.0 million in outstanding debt principal (including $6.0 million outstanding under the Secured December 2017 Convertible Note and $45.0 million outstanding under long-term senior secured debt instruments) into a portion of the previously mentioned common shares (the “February Stock and Debt Conversion Transaction”). The gross proceeds to us from the offering were approximately $24.0 million, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled $21.8 million. Of the $7.5 million in principal that remained as of March 31, 2019 under these partially converted notes, the maturity dates and future interest payments were extended until the amended maturity date of December 31, 2022. On an annualized basis through 2022, these amendments are expected to save us approximately $4.9 million in cash interest payments. See Notes 6 and 10 of the condensed consolidated financial statements for further discussion of the Company’s debt arrangements.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2019	2018
	(in Thousands)
Net cash used in operating activities	$(7,650)	$(9,746)
Net cash used in investing activities	$(116)	$(362)
Net cash provided in financing activities	$3,131	$24,079
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(4,635)	$13,971

Cash Flows from Operating Activities

Net cash used in operating activities of $7.7 million during the three months ended March 31, 2019 primarily resulted from our net loss of $3.9 million and cash used by operating assets and liabilities of $5.0 million. These uses were partially offset by non-cash charges of $1.3 million consisting of $0.5 million of depreciation and amortization, $0.6 million of share-based compensation expense, $0.2 million of amortization of right-of-use assets and $0.1 million of non-cash interest expense.

Net cash used in operating activities of $9.7 million during the three months ended March 31, 2018 primarily resulted from our net loss of $5.3 million and net non-cash gains on the extinguishment of debt of $9.2 million, and cash used by operating assets and liabilities of $4.3. These uses were partially offset by non-cash of $9 million.

Cash Flows from Investing Activities

Net cash used in investing activities were $0.1 million during the three months ended March 31, 2019 resulting from purchases of property, plant and equipment to support our operations.

Net cash used in investing activities were $0.4 million during the three months ended March 31, 2018 resulting from purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided in financing activities of $3.1 million during the three months ended March 31, 2019 consisted of net reductions and repayment of debt.

Net cash provided in financing activities of $24.1 million during the three months ended March 31, 2018 consisted primarily of $21.8 million in net proceeds from the issuance of common stock, $5.5 million in proceeds from the issuance of debt, and offset by reductions and repayment of debt of $3.3 million.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2019 (in thousands):

	TOTAL	2019	2020 - 2021	2022-2023	2024 AND BEYOND
	(In thousands)
Operating lease obligations	$6,477	$813	$2,387	$2,519	$758
Debt	21,497	5,464	562	8,106	7,365
Interest payments	10,174	498	1,268	4,330	4,078
Total	$38,148	$6,775	$4,217	$14,955	$12,201

Operating leases consist of contractual obligations from agreements for non-cancelable office space and leases used to finance the acquisition of equipment. Debt and capital equipment lease payments and the interest payments relating thereto include promissory notes and capital lease obligations in accordance with the payment terms under the agreements.

In June 2013 and then amended in April 2014, we entered into a lease agreement for approximately 27,300 square feet of office and laboratory space located in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $44,000 for the first 12 months with a 3% increase each year thereafter. Concurrent with this amendment, in April 2014, we entered into a lease agreement with an affiliate of the landlord to lease approximately 17,400 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease is for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter. In November 2018, the Company elected to exercise the first extension option under the lease, extending the lease term for another 60 months. An amended lease agreement was executed on April 25, 2019.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2019 and 2018.

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

Interest Rate Risk

We had cash and cash equivalents of $13.6 million as of March 31, 2019, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

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

We have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—“Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
3.1	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2019)

3.2	Fifth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 26, 2019)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders Equity for the Three Months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on May 10, 2019.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
Chief Executive Officer

