Form 10-Q
period 2019-06-30
MARRONE BIO INNOVATIONS INC
filed 2019-08-08
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	MBII	Nasdaq Capital Market

Class	Shares Outstanding at August 5, 2019
Common Stock, $0.00001 par value	110,726,347

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	JUNE 30, 2019	DECEMBER 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,471	$18,221
Accounts receivable	7,401	2,720
Inventories, net	8,456	8,224
Prepaid expenses and other current assets	1,263	971
Total current assets	26,591	30,136
Property, plant and equipment, net	13,754	14,512
Right of use assets, net	4,922	-
Restricted cash	1,560	1,560
Other assets	520	359
Total assets	$47,347	$46,567

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,268	$1,692
Accrued liabilities	9,503	6,871
Deferred revenue, current portion	359	438
Lease liability, current portion	813	—
Debt, current portion, net	4,459	2,318
Total current liabilities	17,402	11,319
Deferred revenue, less current portion	2,270	2,399
Lease liability, less current portion	4,395	-
Debt, less current portion, net	11,708	11,819
Debt due to related parties	7,300	7,300
Other liabilities	776	794
Total liabilities	43,851	33,631
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 110,725 and 110,691 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1	1
Additional paid in capital	297,638	296,409
Accumulated deficit (1)	(294,143)	(283,474)
Total stockholders’ equity	3,496	12,936
Total liabilities and stockholders’ equity	$47,347	$46,567

(1)	The above includes revised numbers for the six months ended June 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Revenues:
Product	$6,882	$5,637	$15,483	$9,861
License	115	115	230	215
Total revenues	6,997	5,752	15,713	10,076
Cost of product revenues	3,188	3,030	6,917	5,272
Gross profit	3,809	2,722	8,796	4,804
Operating Expenses:
Research, development and patent	3,634	2,493	6,576	5,027
Selling, general and administrative	6,604	4,746	12,278	9,777
Total operating expenses	10,238	7,239	18,854	14,804
Loss from operations	(6,429)	(4,517)	(10,058)	(10,000)
Other income (expense):
Interest expense	(353)	(340)	(659)	(1,459)
Interest expense, related parties	—	(17)	—	(451)
Change in fair value of financial instruments	—	—	—	(5,177)
Loss on extinguishment of debt, net (1)	—	—	—	(2,196)
Gain on extinguishment of debt, related party (1)	—	—	—	9,183
Other income (expense), net	30	4	48	(27)
Total other income (expense), net	(323)	(353)	(611)	(127)
Net loss (1)	$(6,752)	$(4,870)	$(10,669)	$(10,127)
Basic and diluted net loss per common share:	$(0.06)	$(0.04)	$(0.10)	$(0.11)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	110,723	108,647	110,707	91,713

(1)	The above includes revised numbers for the six months ended June 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Six Months Ended June 30, 2018

(In Thousands)

	COMMON STOCK		ADDITIONAL	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	PAID IN CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at January 1, 2018	31,351	$—	$214,921	$(265,572)	$(50,651)
ASC 606 Adjustment	—	—	—	2,311	2,311
Net loss (1)	—	—	—	(5,257)	(5,257)
Settlement of restricted stock units	228	—	—	—	—
Issuance of RSUs for 2017 bonuses	—	—	205	—	205
Share-based compensation	—	—	491	—	491
Conversion of related party notes for common stock and warrants (1)	20,000	—	21,685	—	21,685
Conversion of secured promissory notes for common stock and warrants (1)	5,714	—	6,196	—	6,196
Conversion of convertible notes for common stock and warrants (1)	12,000	—	16,843	—	16,843
Fair value of common stock and warrants issued to placement agent in connection with private placement and note conversion	800	—	1,610	—	1,610
Issuance of common stock and warrants in private placement, net of offering costs and underwriter commissions	32,000	1	20,310	—	20,311
Balance at March 31, 2018	102,093	$1	$282,261	$(268,518)	$13,744
Net loss	—	—	—	(4,870)	(4,870)
Settlement of restricted stock units	11	—	—	—	-
Net settlement of options	3	—		—	-
Share-based compensation	—	—	382	—	382
Issuance of common stock, in follow-on offering, net of offering costs and underwriter commissions	8,366	—	12,665	—	12,665
Balance at June 30, 2018	110,473	$1	$295,308	$(273,388)	$21,921

(1)	The above includes revised numbers for the six months ended June 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Six Months Ended June 30, 2019

(In Thousands)

	COMMON STOCK	ADDITIONAL	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	PAID IN CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2019	110,691	$1	$296,409	$(283,474)	$12,936
Net loss	—	—	—	(3,917)	(3,917)
Share-based compensation	—	—	558	—	558
Balance at March 31, 2019	110,691	$1	$296,967	$(287,391)	$9,577
Net loss	—	—	—	(6,752)	(6,752)
Net settlement of options	34	—	42	—	42
Share-based compensation	—	—	606	—	606
Employee stock purchase plan	—	—	23	—	23
Balance at June 30, 2019	110,725	$1	$297,638	$(294,143)	$3,496

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2019	2018
Cash flows from operating activities
Net loss (1)	$(10,669)	$(10,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903	983
Gain on disposal of equipment	(6)	-
Right of use assets amortization	402	-
Share-based compensation	1,164	873
Non-cash interest expense	145	722
Change in fair value of financial instruments	—	5,177
Loss on extinguishment of debt, net (1)	—	2,196
Gain on extinguishment of debt, related party, net (1)	—	(9,183)
Net changes in operating assets and liabilities:
Accounts receivable	(4,681)	(937)
Inventories	(232)	646
Prepaid Expenses and other assets	(453)	163
Deferred cost of product revenues	—	2
Accounts payable	622	(2,159)
Accrued and other liabilities	2,800	(1,692)
Accrued interest due to related parties	—	(1,614)
Lease liability	(302)	-
Deferred revenue	(342)	—
Net cash used in operating activities	(10,649)	(14,950)
Cash flows from investing activities
Purchases of property, plant and equipment	(185)	(478)
Net cash used in investing activities	(185)	(478)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	34,496
Proceeds from issuance of debt	—	2,000
Proceeds from secured borrowings	15,126	9,754
Reductions in secured borrowings	(12,981)	(8,670)
Net settlement of options	42	—
Proceeds from employee stock purchase plan	23	—
Repayment of debt	(126)	(129)
Net cash provided by financing activities	2,084	37,451
Net (decrease) increase in cash and cash equivalents and restricted cash	(8,750)	22,023
Cash and cash equivalents and restricted cash, beginning of period	19,781	2,833
Cash and cash equivalents and restricted cash, end of period	$11,031	$24,856

Supplemental disclosure of cash flow information
Cash paid for interest	$504	$2,481
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$5	$236
Embedded derivative liability associated with bridge loan	$—	$573
Conversion of debt to equity	$—	$10,000
Conversion of bridge loan (convertible note) to equity	$—	$6,000
Conversion of debt, related party to equity	$—	$35,000
Conversion of accrued liabilities into equity associated with the granting of restricted stock units	$—	$205

(1)	The above includes revised numbers for the six months ended June 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

The Company is an early stage company with a limited operating history and has a limited number of commercialized products. As of June 30, 2019, the Company had an accumulated deficit of $294,143,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company had funded operations primarily with net proceeds from public sales and private placements of equity and debt securities and from term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of June 30, 2019, the Company had working capital of $9,189,000, including cash and cash equivalents of $9,471,000. In addition, as of June 30, 2019, the Company had debt and debt due to related parties of $16,167,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. As of June 30, 2019, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements (see Note 6).

The Company’s operating results, including historical prior periods of negative working capital, indicate that substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. However, the Company believes that its existing cash and cash equivalents of $XX,XXX,000 at August 9, 2019 together with expected revenues, expected future debt or equity financings and cost management as well as cost reductions will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements.

In August 2019, the Company entered into the Warrant Reorganization Agreement with certain holders of the February 2018 Warrants. Pursuant to the Warrant Reorganization Agreement, the Company has agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders have agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. As of the date of these condensed consolidated financial statement, the Company has exercised 10 million of the February 2018 Warrants.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial information as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company’s principal sources of revenues are its Regalia, Grandevo and Venerate product lines. These three product lines accounted for 94% and 92% of the Company’s total revenues for the three months ended June 30, 2019 and 2018, respectively and 88% and 92% of the Company’s total revenues for the six months ended June 30, 2019 and 2018, respectively.

Revenues generated from international customers were 9% and 6% for the three months ended June 30, 2019 and 2018, respectively and 8% and 11% for the six months ended June 30, 2019 and 2018, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for the three months ended June 30, 2019 and 2018 consist of the following:

	CUSTOMER
	A	B	C	D
Three months ended June 30,
2019	16%	15%	12%	4%
2018	21%	11%	15%	19%

Customers to which 10% or more of the Company’s total revenues are attributable for the six months ended June 30, 2019 and 2018, which may or may not correspond with the customers for the periods above, consist of the following:

	CUSTOMER
	A	B	C	D
Six months ended June 30,
2019	28%	12%	11%	9%
2018	18%	11%	21%	11%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either June 30, 2019 or December 31, 2018, which may or may not correspond with any of the customers above, consist of the following:

	CUSTOMER
	A	B	C	D	E	F

June 30, 2019	16%	15%	14%	10%	10%	5%
December 31, 2018	0%	1%	52%	0%	0%	24%

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

	JUNE 30, 2019	DECEMBER 31, 2018
Product revenues	$378	$457
Financing costs	611	604
License revenues	1,640	1,776
	2,629	2,837
Less current portion	(359)	(438)
	$2,270	$2,399

Revenue Recognition

Product Sales. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The Company may enter into contracts in which the standalone selling prices (“SSP”) is different from the amount the Company is entitled to bill the customer. As of June 30, 2019, the Company had deferred product revenue in the amount of $378,000 associated primarily with billings in excess of SSP and will be recognized in future periods in conjunction with the transfer of control of such products to the customers.

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

Financing Component Revenues. The Company recognizes a financing component, if material, when the Company receives consideration from the customer, and when the Company expects control of the product or service to be transferred to the customer in a period of greater than one year from the date of receipt of the consideration. For the three and six months ended June 30, 2019 and 2018, the Company recognized an aggregate of $66,000 and $86,000, respectively and $134,000 and $159,000, respectively of financing component revenues in the aggregate within product and license revenues in the condensed consolidated financial statements.

Revenue recognition requires the Company to make a number of estimates that include variable consideration. For example, customers may receive sales or volume-based pricing incentives or receive incentives for providing the Company with marketing-related information. The Company makes estimates surrounding variable consideration and the net impact to revenues. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives and the likelihood that customers will achieve them. In the event estimates related to variable consideration change, the cumulative effect of these changes is recognized as if the revised estimates had been used since inception of revenue recognition under the contract. Such revisions could occur in any reporting period, and the effects may be material.

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

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended June 30, 2019 and 2018, research and development expenses totaled $3,390,000 and $2,231,000, respectively, and patent expenses totaled $244,000 and $262,000, respectively. For the six months ended June 30, 2019 and 2018, research and development expenses totaled $6,017,000 and $4,517,000, respectively, and patent expenses totaled $559,000 and $510,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three and six months ended June 30, 2019 and 2018 were $436,000 and $282,000, respectively and $717,000 and $456,000, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three and six months ended June 30, 2019 and 2018 were $185,000 and $316,000, respectively and $376,000 and $602,000, respectively.

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

	JUNE 30,
	2019	2018
Stock options outstanding	6,822	7,256
Warrants to purchase common stock	52,647	52,725
Restricted stock units outstanding	1,377	1,049
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	20	—
	61,363	61,528

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

See Note 4 for the effects of the adoption of ASU 2016-02 on the Company’s condensed consolidated financial statements as of January 1, 2019 and for the three and six months ended June 30, 2019. The adoption of this standard had a material impact on the Company’s condensed consolidated financial statements and is expected to continue to have a material impact for the foreseeable future.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of a Securities and Exchange Commission filer, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018.

In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments—Credit Losses (Topic 326) (“ASU 2019-05”). The Company is currently evaluating ASU 2016-13 and the related ASU 2019-04 and ASU 2019-05 to determine the impact to its condensed consolidated financial statements and related disclosures.

3. Inventories

Inventories, net consist of the following (in thousands):

	JUNE 30, 2019	DECEMBER 31, 2018
Raw materials	$893	$1,844
Work in progress	1,139	1,580
Finished goods	6,424	4,800
	$8,456	$8,224

As of June 30, 2019 and December 31, 2018, the Company had $257,000 and $579,000, respectively, in reserves against its inventories.

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

The Company elected to use the package of practical expedients permitted which allows (i) an entity not to reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. The Company made an accounting policy election to adopt the short-term lease exception which allows the Company to not recognize on the balance sheet those leases with terms of 12 months or less resulting in short-term lease payments being recognized in the condensed consolidated statements of income on a straight-line basis over the lease term. All of the Company’s leases were previously classified as operating and are similarly classified as operating lease under the new standard.

Adoption of the new standard resulted in recognition of both right-of-use assets and lease liabilities of approximately $5,324,000 and $5,510,000 as of January 1, 2019, respectively. As the right-of-use assets and lease liabilities were substantially the same at adoption, the Company did not record a cumulative effect adjustment to the opening balance of retained earnings.

The Company’s operating leases have remaining terms ranging from less than one year to six years. The leases are for office space and various office equipment. The Company determines if an arrangement includes a lease at the inception of the agreement and the right-of-use asset and lease liability is determined at the lease commencement date and is based on the present value of estimated lease payments. The Company’s lease agreements contain both fixed and variable lease payments, none of which are based on a rate or an index. Fixed lease payments are included in the determination of the right-of-use asset and lease liability. Variable lease payments that are not based on a rate or index are expensed when incurred. The present value of estimated lease payments is determined utilizing the rate implicit in the lease agreement if that rate can be determined. If the implicit rate cannot be determined, the present value of estimated lease payments is determined utilizing the Company’s incremental borrowing rate. The incremental borrowing rate is determined at the lease commencement date and is estimated utilizing similar or collateralized borrowing instruments adjusted for the terms of leasing arrangement as necessary. Some of the leases include an option to renew that can extend the lease term. For those leases which are reasonably certain to be renewed, the Company included the renewal period in the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 7.03% and 5.2 years, respectively.

The components of lease expense were as follows (in thousands):

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2019	JUNE 30, 2019

Operating lease cost	$290	$587
Short-term lease cost	20	33
Sublease income	(25)	(48)
	$285	$572

Other information (in thousands)	SIX MONTHS ENDED
JUNE 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$442
Right-of-use assets obtained in exchange for operating lease liabilities	$402

Maturities of lease liabilities for each future calendar year as of June 30, 2019 are as follows (in thousands):

OPERATING
LEASES
2019, remaining 6 months	$569
2020	1,182
2021	1,205
2022	1,241
2023 and beyond	2,036
Total lease payments	6,233
Less: imputed interest	1,025
Total lease obligation	5,208
Less lease obligation, current portion	813
Lease obligation, non-current portion	$4,395

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	JUNE 30, 2019	DECEMBER 31, 2018

Accrued compensation	$2,672	$2,570
Accrued warranty costs	375	320
Accrued legal costs	691	69
Accrued customer incentives	3,688	2,170
Accrued liabilities, other	2,077	1,742
	$9,503	$6,871

The Company warrants the specifications of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. During the three months ended June 30, 2019 and 2018, the Company recognized $75,000 and $61,000, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $61,000 for the three months ended June 30, 2019 as a result of the historical usage of warranty reserves being lower than previously estimated and during the three months ended June 30, 2019 the Company settled no warranty claims. During the six months ended June 30, 2019 and 2018, the Company recognized $169,000 and $105,000, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $114,000 for the six months ended June 30, 2019 as a result of the historical usage of warranty reserves being lower than previously estimated and during the six months ended June 30, 2019 the Company settled no warranty claims. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2018	$320
Warranties issued (released) during the period	55
Settlements made during the period	-
Balance at June 30, 2019	$375

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	JUNE 30, 2019	DECEMBER 31, 2018
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (7.5% as of June 30, 2019) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of June 30, 2019 and December 31, 2018 of $195 and $205.	8,523	8,639
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.8% annually) payable through the lenders direct collection of certain accounts receivable through June 2019, collateralized by substantially all of the Company’s personal property.	4,219	2,073
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Debt, including debt due to related parties	23,467	21,437
Less debt due to related parties, non-current	(7,300)	(7,300)
Less current portion	(4,459)	(2,318)

Debt, non-current	$11,708	$11,819

As of June 30, 2019, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties for each calendar year, are due as follows (in thousands):

Period ended June 30, 2019	Debt	Debt to Related Party
2019, remaining 6 months	$4,345	$-
2020	270	-
2021	293	-
2022	2,766	5,000
2023	341	-
Thereafter	7,371	-
Total future principal payments	15,386	5,000
Interest payments included in debt balance (1)	975	2,300
	$16,361	$7,300

(1)	Due to the debt extinguishment requirement, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

The following is a reconciliation of interest expense for the debt outstanding during the three and six months ended June 30, 2019 and 2018 (in thousands).

	JUNE 30, 2019
	Interest
	Expense	Related Party, Net	Non cash
Three Months
June 2014 Secured Promissory Note	$181	$—	$6
LSQ Financing	105	—	—
ASC 606 Financing Component	66	—	66
Other	1
	$353	$—	$72

	JUNE 30, 2018
	Interest
	Expense	Related Party, Net	Non cash
Three Months
June 2014 Secured Promissory Notes	156	—	5
LSQ Financing	98	—	3
August 2015 Senior Secured Promissory Notes	—	17	17
ASC 606 Financing Component	86	—	86
	$340	$17	111

	JUNE 30, 2019
	Interest
	Expense	Related Party, Net	Non cash
Six Months
June 2014 Secured Promissory Note	$339	$—	$11
LSQ Financing	181	—	—
ASC 606 Financing Component	134	—	134
Other	5	—	—
	$659	$—	$145

	JUNE 30, 2018
	Interest
	Expense	Related Party, Net	Non cash
Six Months
October 2012 and April 2013 Secured Promissory Notes (2)	$213	$—	$42
June 2014 Secured Promissory Notes	308	—	11
Secured December 2017 Convertible Notes (1)	529	—	322
LSQ Financing	250	—	57
August 2015 Senior Secured Promissory Notes (2)	—	451	131
ASC 606 Financing Component	159	—	159
	$1,459	$451	$722

(1)	This agreement was terminated in February 2018.
(2)	This agreement was amended in February 2018.

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

On February 5, 2018, the Company converted, pursuant to an amendment, dated December 15, 2017, to the October 2012 and April 2013 Secured Promissory Notes, $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of June 30, 2019. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022 (“Maturity Date”), the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the Maturity Date.

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

In conjunction with the Snyder Debt Conversion, the Company accounted for the partial debt extinguishment under the troubled debt restructuring accounting guidance. The Company recognized a gain of $3,014,000 for the six months ended June 30, 2018 on partial extinguishment of the October 2012 and April 2013 Secured Promissory Notes, which included the recognition of the debt discount. Because the Company recognized a gain on the partial extinguishment of debt, the Company was required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s consolidated balance sheet related to the October 2012 and April 2013 Secured Promissory Notes is $3,425,000, as compared to $2,450,000 of contractual principal outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, the Company will not recognize future interest expense on the October 2012 and April 2013 Secured Promissory Notes.

The accounting for the change due to the Snyder Debt Conversion is as follows (in thousands):

Principal (pre-conversion)	$12,450
Discount (pre-conversion)	(134)
Consideration of common stock and warrants provided at conversion	(6,196)
Gain on extinguishment	(2,695)
Principal and future interest at June 30, 2019	$3,425

Additionally, in conjunction with the terms of the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes, the Company agreed to pay a fee of 7% of the funded principal amount to the agent that facilitated the 2018 February Financing Transactions between the Company and the collective lenders. As part of the Snyder Debt Conversion, the Company renegotiated the Agent Fee, which resulted in 498,000 shares of the Company’s common stock being issuable to the agent in lieu of a cash payment for services. These shares are issuable at the Maturity Date of the note. The Company has included this liability in other non-current liabilities. The change in the value of the agent fee and the fair value of the common stock granted in lieu of cash was also included in the gain on partial extinguishment of debt as follows (in thousands):

Agent fee, included in other liabilities, long term (pre-conversion)	$827
Gain on extinguishment	(319)
Agent fee payable in common shares	$508

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank that bears interest at 7.5% as of June 30, 2019. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $76,286 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. The Company is required to maintain a deposit balance with the Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of June 30, 2019, the Company was in compliance with each of these covenants except, potentially, a requirement that no material adverse situation shall have occurred, given the Company’s current going concern assessment and the requirement that there be no unapproved compensation increases for the Company’s executives for calendar year 2019. However, the Company has obtained a waiver from the lender for any non-compliance through November 15, 2020.

The following table reflects the activity under this note (in thousands):

Principal balance, net at December 31, 2018	$8,639
Principal payments	(545)
Interest	328
Debt discount amortization	10
Principal balance, net at June 30, 2019	$8,432

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

The following table reflects the accounting for the activities under the Secured December 2017 Convertible Note as follows (in thousands):

Principal (pre-conversion)	$6,000
Discount (pre-conversion)	(791)
Consideration of common stock and warrants provided at conversion	(16,843)
Derivative liability extinguished	6,424
Loss on extinguishment	5,210
Balance at June 30, 2018	$-

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

Under the initial agreement the Company would also pay to LSQ (i) an invoice purchase fee equal to 1.00% of the face amount of each purchased invoice, at the time of the purchase, and (ii) a funds usage fee equal to 0.035%, payable monthly in arrears. An aging and collection fee would be charged at the time when the purchased invoice is collected, calculated as a percentage of the face amount of such invoice while unpaid (which percentage ranges from 0% to 0.35% depending upon the duration the invoice remains outstanding).

In June 2018, the Company amended the LSQ Financing arrangement and effectively (i) decreased the invoice purchase fee from 1.00% to a range of 0.40% to 1.00%, (ii) decreased the funds usage fee from 0.035% to a range of 0.020% to 0.035% and (iii) extended the term of the agreement to June 30, 2019. In June 2019, the Company and LSQ Financing mutually agreed to further extend the terms of the LSQ Financing arrangement through August 2019.

The agreement contains representations and warranties by the Company and LSQ, certain indemnification provisions in favor of LSQ and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LSQ’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Company is in compliance with all terms of the agreement. As of June 30, 2019, $4,219,000 was outstanding under the LSQ Financing.

7. Warrants

The following table summarizes information about the Company’s common stock warrants outstanding as of June 30, 2019 (in thousands, except exercise price data):

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
			52,647

As of June 30, 2019, no warrants have been exercised. The weighted average remaining contractual life and exercise price for these warrants is 1.73 years and $1.10, respectively.

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

In August 2019, the Company entered into a warrant amendment and plan of reorganization agreement (“Warrant Reorganization Agreement”) with certain holders of the February 2018 Warrants. Pursuant to the Warrant Reorganization Agreement, the Company has agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders have agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. Accordingly, up to a maximum of 36,600,000 new shares may be issued pursuant to the August 2019 Warrants, to the extent the Company exercises its rights to require exercise of the February 2018 Warrants.

The August 2019 Warrants will have a term expiring on January 1, 2023, an exercise price of $1.75 per share, and will be first exercisable 180 days after issuance. The August 2019 Warrants will be exercisable in cash, provided that they may be exercised via net exercise if the Company does not have a registration statement registering the shares underlying the August 2019 Warrants effective as of June 30, 2020. The Company has not yet completed its evaluation of the accounting treatment for the transaction.

In August 2019, the Company entered into an agreement with certain holders of the February 2018 Warrants 1, to allow for the purchase of new warrants. The new warrants will have an exercise price of $1.75 and an expiration date of January 1, 2023 and must be held for a period of at least 180 days. As a condition to the purchase of new warrants, the warrant holder would be required to exercise the same number of its February 2018 Warrants 1, as the number of new warrants to be purchase in addition to the consideration paid for the new warrants. The maximum allowable new warrants which can be purchased under this agreement is 36,000,000. The Company has not yet completed its evaluation of the accounting treatment for the transaction.

8. Share-Based Plans

On May 31, 2019, the Company’s shareholders approved an Employee Stock Purchase Plan (the “ESPP”) whereby employees may purchase Company stock through payroll deductions over each six-month period beginning on June 1 and December 1 (the “Offer Period”). The total maximum number of shares available for purchase under the ESPP is 1,000,000. The purchase price of the shares will be 85% of the lower of the fair market value of the shares at the beginning or at the end of the Offer Period. The ESPP is a tax qualified plan under Section 423 of the Internal Revenue Code. All employees, including officers, are eligible to participate in the ESPP. A participant may withdraw all uninvested payment balances credited to their account at any time. An employee whose stock ownership in the Company exceeds 5% of the Company’s outstanding common stock is not eligible to participate in the ESPP. The ESPP is compensatory and the 15% discount will be expensed over the Offer Period. The Company has accounted for the ESPP in accordance with ASC 718, Compensation – Stock Based Compensation. As of June 30, 2019 the Company recorded stock-based compensation expense of approximately $5,000.

As of June 30, 2019, there were options to purchase 6,822,000 shares of common stock outstanding, 1,377,000 restricted stock units outstanding and 10,329,000 share-based awards available for grant under the outstanding equity incentive plans. In July 2019, the Company granted 4,885,000 of options at an average exercise price of $1.44 to certain of its employees. The majority of the options will vest monthly over a period of forty-eight months. The fair value of the options will be based on the Company’s current option pricing model for similar options. The stock-based compensation associated with the grants will be recognize over the vesting period.

For the three and six months ended June 30, 2019 and 2018, the Company recognized share-based compensation of $606,000 and $382,000, respectively and $1,164,000 and $873,000, respectively.

During the three months ended June 30, 2019 and 2018, the Company granted options to purchase 74,000 and 2,075,000 shares of common stock, respectively, at a weighted average exercise price of $1.55 and $1.67, respectively. During the three months ended June 30, 2019 and 2018, 34,000 and 3,000 options, respectively were exercised at a weighted average exercise price of $1.18 and $1.37, respectively.

During the six months ended June 30, 2019 and 2018, the Company granted options to purchase 122,000 and 4,471,000 shares of common stock, respectively, at a weighted average exercise price of $1.57 and $1.78, respectively. During the six months ended June 30, 2019 and 2018, 35,000 and 3,000 options, respectively were exercised at a weighted average exercise price of $1.18 and $1.37, respectively.

The following table summarizes the activity of stock options from December 31, 2018 to June 30, 2019 (in thousands, except weighted average exercise price):

		WEIGHTED-
		AVERAGE
		EXERCISE
	Options	PRICE
Balances at December 31, 2018	7,136	$3.31
Options granted	122	1.57
Options exercised	(35)	1.18
Options cancelled	(401)	1.90
Balances at June 30, 2019	6,822	3.37

The following table summarizes the activity of restricted stock units from December 31, 2018 to June 30, 2019 (in thousands, except weighted average grant date fair value):

RESTRICTED UNITS
Outstanding at December 31, 2018	1,146
Granted	230
Exercised	-
Forfeited	-
Outstanding at June 30, 2019	1,376

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Non-vested at December 31, 2018	404	$1.40
Granted	230	$1.53
Vested	(317)	$1.53
Forfeited	-	$-
Non-vested at June 30, 2019	317	$1.41

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

In November 2018, the Company elected to exercise the first extension option under the lease, extending the lease term for another 60 months and an amended lease agreement was executed on April 25, 2019. The extension of the lease was accounted for in accordance with ASC 842. As of June 30, 2019 and 2018, the Company incurred $287,000 and $151,000, respectively of rent expense, net. See Note 4 for the method of recognition of rent expense on the condensed consolidated financial statements and future maturities of the Company’s operating lease commitments.

On January 19, 2016, the Company entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space located in Davis, California pursuant to the terms of its lease agreement. The initial term of the sublease is for a period of approximately 43 months and commenced on February 1, 2016. The monthly base rent is approximately $5,000 per month for the first 12 months with a 5% increase each year thereafter. See Note 4 for the impact of lease income on the condensed consolidated financial statements.

Litigation

On April 3, 2018, the Company was named as a defendant in a complaint filed by Piper Jaffray, Inc. (“Piper”) with the Superior Court of the State of Delaware. The Company was informed of and received Piper’s complaint and related documents on April 5, 2018, following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Piper’s complaint alleges one breach of contract claim, specifically, that the Company breached an engagement letter with Piper by failure to pay a $2,000,000 transaction fee, which Piper alleges is due under the engagement letter as a result of the Company’s consummation of its private placement and debt refinancing transactions in February 2018. Piper’s complaint includes a demand for payment of the foregoing transaction fee, in addition to interest and costs and expenses incurred in pursuing the action, including reasonable attorneys’ fees. As of June 30, 2019, a trial date for the matter has been scheduled for July 2020 and a mediation has been scheduled for August 2019. While the Company believes Piper’s complaint is without merit, this matter is at an early stage, and the outcome of this matter is not presently determinable.

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

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of June 30, 2019, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

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

The accounting for the change due to the August 2015 Senior Secured Promissory Notes is as follows (in thousands):

Principal (pre-conversion)	$40,000
Accrued interest to be paid at maturity	339
Discount (pre-conversion)	(2,171)
Consideration of common stock and warrants provided at conversion	(21,685)
Gain on extinguishment	(9,183)
Principal and future interest at June 30, 2019	$7,300

11. Subsequent Events

In July 2019, the Company granted 4,885,000 of options at an average exercise price of $1.44 to certain of its employees. The majority of the options will vest monthly over a period of forty-eight months. The fair value of the options will be based on the Company’s current option pricing model for similar options. The stock-based compensation associated with the grants will be recognize over the vesting period. Following these grants, 5,470,335 shares remain available for issuance under the Company’s equity incentive plan.

In August 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire 100% of the issued and outstanding equity interest in Pro Farm Technologies OY, a Finnish limited company, for approximately $6.2 million cash consideration to be paid at closing, a total of approximately 12.7 million shares of the Company’s common stock to be paid at closing, and up to approximately $7.5 million in additional shares of the Company’s common stock payable in installments in each year from 2021 through 2024 in connection with the achievement of certain milestones. Pro Farm is an agriculture technology company developing and producing seed treatments and fertilizers that aim to proactively support and enhance general plant physiology. The acquired business is expected to allow the Company to expand its product offering, intellectual portfolio and its global footprint with four international subsidiaries in Finland, Estonia, Brazil and Uruguay. The Company has not yet completed its evaluation of the accounting treatment for the transaction. The transaction is expected to be material to the Company and is expected to close in the third quarter of 2019.

In August 2019, the Company entered into the Warrant Reorganization Agreement with certain holders of the February 2018 Warrants. Pursuant to the Warrant Reorganization Agreement, the Company has agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders have agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. Accordingly, up to a maximum of 36,600,000 new shares may be issued pursuant to the August 2019 Warrants, to the extent the Company exercises its rights to require exercise of the February 2018 Warrants.

The August 2019 Warrants will have a term expiring on January 1, 2023, an exercise price of $1.75 per share, and will be first exercisable 180 days after issuance. The August 2019 Warrants will be exercisable in cash, provided that they may be exercised via net exercise if the Company does not have a registration statement registering the shares underlying the August 2019 Warrants effective as of June 30, 2020. The Company has not yet completed its evaluation of the accounting treatment for the transaction.

The Company has evaluated its subsequent events from June 30, 2019 through the date these condensed consolidated financial statements were issued, and has determined that other than those identified above there are no additional subsequent events required to be disclosed in these condensed consolidated financial statements.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, clinical trial plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, our acquisition of Pro Farm, including the timing, closing and benefits of the acquisition, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A—“Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—“Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We make bio-based pest management (bioprotection) and plant health products. Bio-based products are comprised of naturally occurring microorganisms, such as bacteria and fungi, and plant extracts. Our current products target the major markets that use conventional chemical pesticides, including certain agricultural and water markets, where our bio-based products are used as alternatives for, or mixed with, conventional chemical pesticides. We also target new markets for which (i) there are no available conventional chemical pesticides, (ii) the use of conventional chemical pesticides may not be desirable (including for organically certified crops) or permissible either because of health and environmental concerns or (iii) because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. Six of our seven product lines are approved by the United States Environmental Protection Agency (“EPA”) and registered as “biopesticides.” Our first non-EPA product is Haven, a plant health product that is a “biostimulant,” which only requires state registration. We believe our current portfolio of products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products to control pests, increase crop yields and reduce crop stress.

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

Second Quarter 2019 Highlights

The following are the more significant financial results for the three months ended June 30, 2019:

●	Revenues increased approximately 21.6% year over year to $7 million from $5.8 million for the same period in 2018

●	Gross margins increased year over year to 54.4% from 47.3% for the same period in the prior year

●	Loss from operations increased 42.2% compared to the same period in the prior year

The following are the more significant financial results for the six months ended June 30, 2019:

●	Revenues increased approximately 55.9% year over year to $15.7 million from $10.1 million for the same period in 2018

●	Gross margins increased year over year to 56.0% from 47.7% for the same period in the prior year

●	Loss from operations increased 0.6% compared to the same period in the prior year

Other significant developments for our business during the three months ended June 30, 2019 include (i) continued focus on growing our international presence with Regalia Maxx approved for use on cannabis in Canada and the execution of our distributor agreement with TerraLink to distribute the product in Western Canada, and (ii) continued focus on building our intellectual property portfolio with allowance from the U.S. Patent and Trademark office for key claims covering the composition and methods of manufacturing for Grandevo WDG and the execution of our collaborative research agreement with Compass Minerals Plant Nutrition.

In addition, in August 2019, we announced the entry into a definitive agreement for the acquisition of Pro Farm Technologies OY (“Pro Farm”), which will expand the Company’s portfolio of bio-based products for integrated pest management and plant health. We have agreed to acquire Pro Farm based on an enterprise value of $31.8 million, with consideration consisting of a combination of $6.2 million of cash and approximately 12.7 million shares of our common stock of to be paid at closing, as well as the potential payment of a total of up to $7.5 million of additional shares of our common payable each year from 2021 through 2024 based on the achievement of agreed commercial milestones. The acquisition of Pro Farm is expected to close in the third quarter of 2019, and is expected to lift market share and create a larger global platform for our company. The cost associated with this transaction was one of the primary factors for the increase in our Loss from operations results.

Also in August 2019, we established a $36.6 million financing facility through a right to call the exercise of certain outstanding warrants at $1.00 per share, which we may draw down as needed  at any time the Company’s stock trades above $1.00. New warrants to purchase shares at a higher exercise price of $1.75 will be issued on a one-for-one basis along with every called share under the outstanding warrants.

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

Key Components of Our Results of Operations

Revenues

Our total revenues were $7.0 million and $5.8 million for the three months ended June 30, 2019 and 2018, respectively and $15.7 million and $10.1 million for the six months ended June 30, 2019 and 2018, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but also included sales of Majestene, Haven, Jet-Ag and Stargus. We believe our revenues were largely be impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 98% of our total revenues for each of the three months ended June 30, 2019 and 2018, and 99% and 98% for the six months ended June 30, 2019 and 2018, respectively. Product revenues in the United States constituted 93% of our total revenues for each of the three months ended June 30, 2019 and 2018, respectively 93% and 88% of our total revenues for the six months ended June 30, 2019 and 2018, respectively.

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

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we do not address directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the three months ended June 30, 2019 and 2018, license revenues constituted 2% of total revenues, respectively. As of June 30, 2019, including agreements with related parties discussed below, we had received an aggregate of $4.1 million in payments under our strategic collaboration and distribution agreements. There will be an additional $0.8 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We have entered into in-license technology agreements with respect to the use and commercialization of two of our commercially available product lines, Grandevo and Haven, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The in-licensed U.S. patent for Grandevo is expected to expire in 2024 but based on a pending in-licensed patent application could expire later than 2024, if issued. The licensed patents for Haven begin to expire in 2019. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Grandevo, Zequanox, and Haven and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

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

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent staff in support of product discovery and development activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $3.6 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively and $6.6 million and $5 million for the six months ended June 30, 2019 and 2018, respectively. We have utilized a significant portion of our research and development resources to improve margins on existing products and pipeline products to market. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our reduced budget.

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

Although we expect selling, general, and administrative expenses to remain approximately flat in most departments, we have been actively building a sales and marketing organization that provides better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth. In particular, since the previous year, we have been increasing our marketing communications campaigns and putting more “boots on the ground”, which we believe should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers.

Interest Expense

As of June 30, 2019, our expenses decreased significantly based on the February 2018 Financing Transactions, including the recognition of one-time gain on extinguishment of debt of $9.2 million which was offset by a change in fair value of derivative liability of $5.2 million and loss on extinguishment of debt of $2.2 million. See Notes 6 and 13 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in our Annual Report on Form 10-K.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

(1)	The above includes revised numbers for the six months ended June 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

Comparison of Three and Six Months Ended June 30, 2019 and 2018

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Revenues:
Product	98%	98%	99%	98%
License	2%	2%	1%	2%
Total revenues	100%	100%	100%	100%
Cost of product revenues	46%	53%	44%	52%
Gross profit	54%	47%	56%	48%
Operating expenses:
Research, development and patent	52%	43%	42%	50%
Selling, general and administrative	94%	83%	78%	97%
Total operating expenses	146%	126%	120%	147%
Loss from operations	-92%	-79%	-64%	-99%
Other income (expense):
Interest expense	-5%	-6%	-4%	-14%
Interest expense to related parties	0%	0%	0%	-4%
Change in estimated fair value of financial instruments	0%	0%	0%	-51%
Gain on extinguishment of debt, net (1)	0%	0%	0%	-22%
Gain on extinguishment of debt, related party (1)	0%	0%	0%	91%
Other income (expense), net	0%	0%	0%	0%
Total other expense, net	-5%	-6%	-4%	-1%
Loss before income taxes	-96%	-85%	-68%	-101%
Net loss (1)	-96%	-85%	-68%	-101%

(1)	The above includes revised numbers for the six months ended June 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

Product Revenues

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Product revenues	$6,882	$5,637	$15,483	$9,861
% of total revenues	98%	98%	99%	98%

Product revenues during the three and six months ended June 30, 2019 increased by $1.2 million, or 21.6% and by $5.6 million, or 57.0%, respectively, to the comparative periods in 2018, as a result of higher demand for and sales of our products, led by sales of Regalia, Venerate, and Grandevo product families. We believe demand for our products have increased as a result of our previous investments in resources in sales and marketing.

License Revenues

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
	(Dollars in thousands)
License revenues	$115	$115	$230	$215
% of total revenues	2%	2%	1%	2%

License revenues remained consistent for each of the three and six months ended June 30, 2019 and 2018, respectively and in line with our expectations.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Cost of product revenues	$3,188	$3,030	$6,917	$5,272
% of total revenues	46%	53%	44%	52%
Gross profit	3,809	2,722	8,796	4,804
% of total revenues	54.4%	47.3%	56.0%	47.7%

For the three months ended June 30, 2019, cost of product revenues increased by $0.2 million or 5.2%. For the three months ended June 30, 2019, gross profit increased to 54.4% from 47.3% in the same period ended June 30, 2018. The cost of product revenues and gross profit as a percentage of revenue increases were led by higher gross margins achieved for Grandevo sales and an overall increase in sales volume of Regalia, Venerate and Grandevo during the three months ended June 30, 2019 as compared to the same periods in 2018.

For the six months ended June 30, 2019, cost of product revenues increased by $1.6 million or 31.2%. For the six months ended June 30, 2019, gross profit increased to 56.0% from 47.7%, in the same period ended June 30, 2018. The cost of product revenues and gross profit as a percentage of revenue increases were led by higher gross margins achieved for Grandevo and Venerate sales and an overall increase in sales volume of Regalia and Venerate during the six months ended June 30, 2019 as compared to the same periods in 2018.

Research, Development and Patent Expenses

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Research, development and patent	$3,634	$2,493	$6,576	$5,027
% of total revenues	52%	43%	42%	50%

Research, development and patent expenses for the three and six months ended June 30, 2019 increased by $1.1 million, or 45.8% and $1.5 million, or 30.8%, respectively, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and accelerated the research and development on our pipeline of new products.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Selling, general administrative expenses	$6,604	$4,746	$12,278	$9,777
% of total revenues	94%	83%	78%	97%

Selling, general and administrative expenses for the three months ended June 30, 2019 increased by $1.9 million, or 39.1%. The increase for the three months ended June 30, 2019 compared to the second quarter of 2018 was due primarily to a $0.7 million increase in salaries, wages, stock-based compensation and compensation bonuses of $0.7 million and a $1.3 million increase in legal fees, primarily due to acquisition-related activity.

Selling, general and administrative expenses for the six months ended June 30, 2019 increased by $2.5 million, or 25.6%. The increase for the six months ended June 30, 2019 compared to the first half of 2018 was due primarily to a $1.3 million increase in salaries, wages, stock-based compensation and compensation bonuses of $1.3 million and a $1.7 million increase in legal fees primarily due to acquisition-related activity, offset by a decrease in audit and other professional consulting fees of $0.4 million.

Other Expense, Net

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest expense	$(353)	$(340)	$(659)	$(1,459)
Interest expense to related parties	-	(17)	-	(451)
Change in estimated fair value of derivative liability	-	-	-	(5,177)
Loss on extinguishment of debt, net (1)	-	-	-	(2,196)
Gain on extinguishment of debt, related party (1)	-	-	-	9,183
Other (expense) income, net	30	4	48	(27)
	$(323)	$(353)	$(611)	$(127)

For the six months ended June 30, 2019, interest expense decreased by $0.8 million as compared to the same period in 2018, respectively, primarily due to fees and discounts associated with the convertible debt that was converted into common stock during the six months ended June 30, 2018 as further discussed in Note 6 to the condensed consolidated financial statements.

During the fourth quarter of 2017 and first quarter of 2018, as further discussed in Note 6 to the condensed consolidated financial statements, we made draws on a convertible note. There was a certain feature of this note that was valued as a derivate. An expense of $5.2 million was recognized related to the change in the underlying fair value of this feature from December 31, 2017 to February 5, 2018, the date the feature and the underlying note were extinguished and converted, respectively. There was no comparable expense recognized during the three and six months ended June 30, 2019 or the three months ended June 30, 2018. We recognized a loss on extinguishment of debt during the six months ended June 30, 2018 as a result of the conversion of $10 million of outstanding debt into common stock in partial extinguishment of this debt and extinguishment of $6 million in convertible debt. See Note 6 of the condensed consolidated financial statements for further discussion. There was no comparable expense recognized during the three and six months ended June 30, 2019 and the three months ended June 30, 2018.

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

Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables upon which sales of our products are dependent. Weather conditions, new trade tariffs, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease may accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the current quarter and cause fluctuations in our operating results. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

Our expense levels are based in part on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant fluctuations in our operating results from quarter to quarter, which could result in uncertainty surrounding our level of earnings and possibly a decrease in our stock price.

Liquidity and Capital Resources

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. We believe that our existing cash and cash equivalents of $9.5 million at June 30, 2019, expected revenues and lower operating costs will be sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. We believe that the actions discussed above are probable of occurring and mitigate the substantial doubt raised by our historical operating results. However, we cannot predict, with certainty, the outcome of our actions to grow revenues or manage or reduce costs. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand our international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations. We incorporated additional information regarding risks related to our capital and liquidity described in Part II— Item 1A— “Risk Factors.”

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products.

We had the following debt arrangements in place as of June 30, 2019 (in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$2,738	Due December 31, 2022
Promissory Note (2)	7.50%	$8,749	Monthly/June 2036
Promissory Notes (3)	8.00%	$5,898	Due December 31, 2022
Secured Borrowing (4)	12.78%	$4,227	Varies/June 2019

(1)	In February 2018, the maturity date and all interest payments were extended to December 2022. See Note 6 of the condensed consolidated financial statements.
(2)	See Note 6 of the condensed consolidated financial statements.
(3)	In February 2018, the maturity date and all interest payments were extended to December 2022. See Note 10 of the condensed consolidated financial statements.
(4)	Payable through the lender’s direct collection of certain accounts receivable through June 2019. See Note 11 of the condensed consolidated financial statements.

In February 2018, we issued, pursuant to the Securities Purchase Agreement entered into on December 15, 2017, 70,514,000 unregistered shares of our common stock and we also converted $51.0 million in outstanding debt principal (including $6.0 million outstanding under the Secured December 2017 Convertible Note and $45.0 million outstanding under long-term senior secured debt instruments) into a portion of the previously mentioned common shares (the “February Stock and Debt Conversion Transaction”). The gross proceeds to us from the offering were approximately $24.0 million, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled $21.8 million. Of the $7.5 million in principal that remained as of June 30, 2019 under these partially converted notes, the maturity dates and future interest payments were extended until the amended maturity date of December 31, 2022. On an annualized basis through 2022, these amendments are expected to save us approximately $4.9 million in cash interest payments. See Notes 6 and 10 of the condensed consolidated financial statements for further discussion of the Company’s debt arrangements.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2019	2018
	(in Thousands)
Net cash used in operating activities	$(10,649)	$(14,950)
Net cash used in investing activities	$(185)	$(478)
Net cash provided in financing activities	$2,084	$37,451
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(8,750)	$22,023

Cash Flows from Operating Activities

Net cash used in operating activities of $10.6 million during the six months ended June 30, 2019 primarily resulted from our net loss of $10.7 million and cash used by operating assets and liabilities of $2.6 million. These uses were partially offset by non-cash charges of $2.6 million consisting of $0.9 million of depreciation and amortization, $1.2 million of share-based compensation expense, $0.4 million of amortization of right-of-use assets and $0.1 million of non-cash interest expense.

Net cash used in operating activities of $15.0 million during the six months ended June 30, 2018 primarily resulted from our net loss of $10.1 million and net non-cash gains on the extinguishment of debt of $9.3 million, and cash used by operating assets and liabilities of $5.6 million. These uses were partially offset by non-cash charges of $0.8 million consisting of $5.2 million of fair value change of financial instruments, $2.2 million loss on extinguishment of debt, $1.0 million of depreciation and amortization, $0.9 million of share-based compensation expense and $0.7 million of non-cash interest expense. These non-cash charges were offset by a gain of $9.2 million related to gain on extinguishment of debt with related parties. The above includes revised numbers for the six months ended June 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

Cash Flows from Investing Activities

Net cash used in investing activities were $0.2 million and $0.5 million during the six months ended June 30, 2019 and 2018, respectively, resulting from purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided in financing activities of $2.1 million during the six months ended June 30, 2019 consisted primarily of net reductions and repayment of debt.

Net cash provided in financing activities of $37.5 million during the six months ended June 30, 2018 consisted primarily of $34.5 million in net proceeds from the issuance of common stock, $11.8 million in proceeds from the issuance of debt, and offset by reductions and repayment of debt of $8.8 million.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2019 (in thousands):

	TOTAL	2019	2020 - 2021	2022-2023	2024 AND BEYOND
	(In thousands)
Operating lease obligations	$6,233	$569	$2,387	$2,519	$758
Debt	20,384	4,345	562	8,106	7,371
Interest payments	10,007	330	1,268	4,330	4,078
Total	$36,624	$5,244	$4,217	$14,955	$12,207

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2019 and 2018.

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

Interest Rate Risk

We had cash and cash equivalents of $9.5 million as of June 30, 2019, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

Except as set forth below, we have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—“Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through expansion of sales and product offerings in existing or new markets, through acquiring other product lines and businesses or through other strategic or commercial transactions. For example, on August 7, 2019, we entered into a definitive purchase agreement for the acquisition of Pro Farm. Although there can be no assurances that all closing conditions will be satisfied, the Pro Farm acquisition is expected to close in the third quarter of 2019. In the future, we may also pursue other expansion opportunities.

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our shareholders, acquisitions require significant management attention and resources to integrating new properties, businesses and operations. Additionally, we will need to successfully integrate the additional properties into our operating structure in order to realize the anticipated benefits of the acquisitions. Potential difficulties we may encounter as part of the integration process include the following:

●	the inability to successfully incorporate the assets in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the acquisitions;

●	complexities associated with managing the combined business, including difficulty addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technologies, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

●	potential unknown liabilities and unforeseen increased expenses associated with the acquisitions.

In addition, it is possible that the integration process could result in:

●	diversion of the attention of our management; and

●	the disruption of, or the loss of momentum in, each our ongoing business or inconsistencies in standards, controls, procedures and policies.

Any of the foregoing could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits, or could reduce our earnings or otherwise adversely affect our business and financial results.

There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, including Pro Farm, into our existing operations without substantial costs, delays or other problems.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Fifth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 26, 2019)

10.1*	Marrone Bio Innovations, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2019 Annual Meeting filed by the Company on April 30, 2019).

10.2	Amended lease agreement April 25, 2019

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on August 9, 2019.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
Chief Executive Officer

