Form 10-Q/A
period 2019-06-30
MARRONE BIO INNOVATIONS INC
filed 2019-08-09
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On August 8, 2019, our Quarterly Report on Form 10-Q (the “Prior Filing”) was inadvertently filed due to technical error by a third party prior to the completion of our review. We are primarily filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to include the required eXtensible Business Reporting Language (XBRL) data and certain other information not included in the Prior Filing. We do not believe that any of the other changes in reported information between this Amendment and the Prior Filing will be material to investors, either individually or in the aggregate. This Amendment amends and restates the Prior Filing in its entirety.

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

The Company’s operating results, including historical prior periods of negative working capital, indicate that substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. However, the Company believes that its existing cash and cash equivalents of $8,300,000 at August 9, 2019 together with expected revenues, expected future debt or equity financings and cost management as well as cost reductions will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements.

In August 2019, the Company entered into a warrant amendment and plan of reorganization agreement (“Warrant Reorganization Agreement”) with certain holders of the February 2018 Warrants. Pursuant to the Warrant Reorganization Agreement, the Company has agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders have agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. As of the date of these condensed consolidated financial statements, the Company has delivered a call notice for the exercise of 10 million shares under the February 2018 Warrants.

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

	JUNE 30,
	2019	2018
Stock options outstanding	6,822	7,256
Warrants to purchase common stock	52,647	52,725
Restricted stock units outstanding	1,377	1,049
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	20	—
	61,364	61,528

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

11. Subsequent Events

In July 2019, the Company granted 4,885,000 of options at an average exercise price of $1.44 to certain of its employees. The majority of the options will vest monthly over a period of forty-eight months. The fair value of the options will be based on the Company’s current option pricing model for similar options. The stock-based compensation associated with the grants will be recognize over the vesting period. Following these grants, awards with respect to 5,470,335 shares remain available for issuance under the Company’s equity incentive plan.

In August 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire 100% of the issued and outstanding equity interest in Pro Farm Technologies OY, a Finnish limited company (“Pro Farm”), for approximately $6.2 million cash consideration and approximately 12.7 million shares of the Company’s common stock to be paid to Pro Farm’s equity holders, debt holders and advisors at closing, and up to approximately $7.5 million in additional shares of the Company’s common stock payable in installments in each year from 2021 through 2024 in connection with the achievement of certain milestones. Pro Farm is an agriculture technology company developing and producing seed treatments and fertilizers that aim to proactively support and enhance general plant physiology. The acquired business is expected to allow the Company to expand its product offering, intellectual portfolio and its global footprint with four international subsidiaries in Finland, Estonia, Brazil and Uruguay. The Company has not yet completed its evaluation of the accounting treatment for the transaction. The transaction is expected to be material to the Company and is expected to close in the third quarter of 2019.

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

We have entered into in-license technology agreements with respect to the use and commercialization of two of our commercially available product lines, Grandevo and Haven, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The in-licensed U.S. patent for Grandevo is expected to expire in 2024 but based on a pending in-licensed patent application could expire later than 2024, if issued. The licensed patents for Haven begin to expire beginning in November 2019. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Grandevo, Zequanox, and Haven and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

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

Selling, general and administrative expenses for the three months ended June 30, 2019 increased by $1.9 million, or 39.1%. The increase for the three months ended June 30, 2019 compared to the second quarter of 2018 was due primarily to a $0.7 million increase in salaries, wages, stock-based compensation and compensation bonuses and a $1.3 million increase in legal fees, primarily due to acquisition-related activity.

Selling, general and administrative expenses for the six months ended June 30, 2019 increased by $2.5 million, or 25.6%. The increase for the six months ended June 30, 2019 compared to the first half of 2018 was due primarily to a $1.4 million increase in salaries, wages, stock-based compensation and compensation bonuses and a $1.7 million increase in legal fees primarily due to acquisition-related activity, offset by a decrease in audit and other professional consulting fees of $0.4 million.

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

