Form 10-Q
period 2019-09-30
MARRONE BIO INNOVATIONS INC
filed 2019-11-19
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	MBII	Nasdaq Capital Market

Class	Shares Outstanding at November 15, 2019
Common Stock, $0.00001 par value	133,404,053

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$7,899	$18,221
Accounts receivable	7,346	2,720
Inventories	8,832	8,224
Prepaid expenses and other current assets	1,933	971
Total current assets	26,010	30,136
Property, plant and equipment, net	13,477	14,512
Right of use assets, net	4,722	—
Intangible assets	24,409	—
Goodwill	7,100	—
Restricted cash	1,560	1,560
Other assets	1,042	359
Total assets	$78,320	$46,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,807	$1,692
Accrued liabilities	15,110	6,871
Deferred revenue, current portion	441	438
Lease liability, current portion	862	—
Debt, current portion, net	6,590	2,318
Total current liabilities	24,810	11,319
Deferred revenue, less current portion	2,093	2,399
Lease liability, less current portion	4,177	—
Debt, less current portion, net	11,719	11,819
Debt due to related parties	7,300	7,300
Other liabilities	3,664	794
Total liabilities	53,763	33,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 133,404 and 110,691 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1	1
Additional paid in capital	335,064	296,409
Accumulated deficit (1)	(310,508)	(283,474)
Total stockholders’ equity	24,557	12,936
Total liabilities and stockholders’ equity	$78,320	$46,567

(1)	The above includes revised numbers for the nine months ended September 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Revenues:
Product	$6,859	$5,310	$22,342	$15,171
License	107	115	337	330
Total revenues	6,966	5,425	22,679	15,501
Cost of product revenues	3,381	2,803	10,298	8,075
Gross profit	3,585	2,622	12,381	7,426
Operating Expenses:
Research, development and patent	3,760	2,658	10,336	7,685
Selling, general and administrative	9,598	4,161	21,876	13,938
Total operating expenses	13,358	6,819	32,212	21,623
Loss from operations	(9,773)	(4,197)	(19,831)	(14,197)
Other income (expense):
Interest expense	(355)	(300)	(1,014)	(1,759)
Interest expense, related parties	—	—	—	(451)
Change in fair value of financial instruments	—	—	—	(5,177)
Loss on extinguishment of debt, net (1)	—	—	—	(2,196)
Gain on extinguishment of debt, related party (1)	—	—	—	9,183
Loss on modification of warrants	(1,564)	—	(1,564)	—
Loss on issuance of new warrants	(4,751)	—	(4,751)	—
Other income (expense), net	77	14	126	(13)
Total other income (expense), net	(6,593)	(286)	(7,203)	(413)
Net loss (1)	$(16,366)	$(4,483)	$(27,034)	$(14,610)
Basic and diluted net loss per common share:	$(0.14)	$(0.04)	$(0.24)	$(0.15)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	116,186	110,568	112,553	98,067

(1)	The above includes revised numbers for the nine months ended September 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Nine Months Ended September 30, 2018

(In Thousands)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)
Balance at January 1, 2018	31,351	$—	$214,921	$(265,572)	$(50,651)
ASC 606 Adjustment	—	—	—	2,311	2,311
Net loss (1)	—	—	—	(5,257)	(5,257)
Settlement of restricted stock units	228	—	—	—	—
Issuance of RSUs for 2017 bonuses	—	—	205	—	205
Share-based compensation	—	—	491	—	491
Conversion of related party notes for common stock and warrants (1)	20,000	—	21,685	—	21,685
Conversion of secured promissory notes for common stock and warrants (1)	5,714	—	6,196	—	6,196
Conversion of convertible notes for common stock and warrants (1)	12,000	—	16,843	—	16,843
Fair value of common stock and warrants issued to placement agent in connection with private placement and note conversion	800	—	1,610	—	1,610
Issuance of common stock and warrants in private placement, net of offering costs and underwriter commissions	32,000	1	20,310	—	20,311
Balance at March 31, 2018	102,093	$1	$282,261	$(268,518)	$13,744
Net loss	—	—	—	(4,870)	(4,870)
Settlement of restricted stock units	11	—	—	—	—
Net settlement of options	3	—	—	—	—
Share-based compensation	—	—	382	—	382
Issuance of common stock, in follow-on offering, net of offering costs and underwriter commissions	8,366	—	12,665	—	12,665
Balance at June 30, 2018	110,473	$1	$295,308	$(273,388)	$21,921
Net loss	—	—	—	(4,483)	(4,483)
Settlement of restricted stock units	99	—	—	—	—
Net settlement of options	18	—		—	—
Share-based compensation	—	—	437	—	437
Exercise of warrants	78	—	98	—	98
Balance at September 30, 2018	110,668	$1	$295,843	$(277,871)	$17,973

(1)	The above includes revised numbers for the nine months ended September 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Nine Months Ended September 30, 2019

(In Thousands)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2019	110,691	$1	$296,409	$(283,474)	$12,936
Net loss	—	—	—	(3,917)	(3,917)
Share-based compensation	—	—	558	—	558
Balance at March 31, 2019	110,691	$1	$296,967	$(287,391)	$9,577
Net loss	—	—	—	(6,751)	(6,751)
Net settlement of options	34	—	42	—	42
Share-based compensation	—	—	606	—	606
Employee stock purchase plan	—	—	23	—	23
Balance at June 30, 2019	110,725	$1	$297,638	$(294,142)	$3,497
Net loss	—	—	—	(16,366)	(16,366)
Net settlement of options	13	—	13	—	13
Share-based compensation	—	—	742	—	742
Employee stock purchase plan	—	—	57	—	57
Modification of existing warrants	—	—	1,564	—	1,564
Issuance of common stock in connection with call to exercise warrants	10,000	—	10,000	—	10,000
Issuance of new warrants in connection with call to exercise warrants	—	—	4,751	—	4,751
Issuance of common stock in connection with Pro Farm acquisition.	12,666	—	20,299	—	20,299
Balance at September 30, 2019	133,404	$1	$335,064	$(310,508)	$24,557

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Cash flows from operating activities
Net loss (1)	$(27,034)	$(14,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,427	1,427
Gain on disposal of equipment	(9)	—
Right of use assets amortization	602	—
Share-based compensation	1,906	1,310
Non-cash interest expense	213	807
Change in fair value of financial instruments	—	5,177
Loss on extinguishment of debt, net (1)	—	2,196
Gain on extinguishment of debt, related party, net (1)	—	(9,183)
Loss on modification of warrants	1,564
Loss on issuance of new warrants	4,751	—
Net changes in operating assets and liabilities:
Accounts receivable	(4,043)	713
Inventories	(84)	984
Prepaid Expenses and other assets	(904)	(359)
Deferred cost of product revenues	—	4
Accounts payable	(384)	(1,758)
Accrued and other liabilities	6,571	(1,794)
Accrued interest due to related parties	—	(1,614)
Lease Liability	(471)	—
Deferred revenue	(500)	(114)
Net cash used in operating activities	(16,395)	(16,814)
Cash flows from investing activities
Asset purchase	(544)	—
Business combination, net of cash acquired	(5,849)	—
Purchases of property, plant and equipment	(218)	(496)
Net cash used in investing activities	(6,611)	(496)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	34,485
Proceeds from issuance of debt	—	2,000
Proceeds from secured borrowings	24,005	15,402
Reductions in secured borrowings	(21,123)	(15,181)
Net settlement of options	—	(14)
Exercise of stock options	55	7
Proceeds from employee stock purchase plan	80	—
Exercise of warrants	10,000	98
Repayment of debt	(333)	(190)
Net cash provided by financing activities	12,684	36,607
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,322)	19,297
Cash and cash equivalents and restricted cash, beginning of period	19,781	2,833
Cash and cash equivalents and restricted cash, end of period	$9,459	$22,130

Supplemental disclosure of cash flow information
Cash paid for interest	$794	$2,698
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$5	$30
Fair value of non-cash consideration issued in acquisition transactions	22,054
Embedded derivative liability associated with bridge loan	$—	$573
Conversion of debt to equity	$—	$10,000
Conversion of bridge loan (convertible note) to equity	$—	$6,000
Conversion of debt, related party to equity	$—	$35,000
Conversion of accrued liabilities into equity associated with the granting of restricted stock units	$—	$205

(1)	The above includes revised numbers for the nine months ended September 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K filed on March 29, 2019.

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

1. Summary of Business, Basis of Presentation

Marrone Bio Innovations, Inc. (the “Company”), formerly Marrone Organic Innovations, Inc., was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. In September 2019 the Company closed its acquisition of Pro Farm Technologies OY, a Finnish limited company, which consisted of Pro Farm Technology OY and its five subsidiaries Pro Farm International Oy (Finland), Pro Farm OU (Estonia), Pro Farm Technologies Comercio de Insumos Agricolas do Brasil ltda. (Brazil – 99% controlling interest), Pro Farm Inc. (Delaware), and Glinatur SA (Uruguay) (collectively “Pro Farm”). As a result of the acquisition, Pro Farm became a wholly-owned subsidiary of the Company. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company makes bio-based pest management and plant health and nutrition products. The Company targets the major markets that use conventional chemical pesticides, including certain agricultural and water markets where its bio-based products are used as alternatives for, or mixed with, conventional chemical pesticides. The Company also targets new markets for which (i) there are no available conventional chemical pesticides or (ii) the use of conventional chemical pesticides may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. The Company delivers EPA-approved and registered biopesticide products and other bio-based products that address the global demand for effective, safe and environmentally responsible products.

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

As of September 30, 2019, the Company had an accumulated deficit of $310,508,000, has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company had funded operations primarily with net proceeds from public sales and private placements of equity and debt securities and from term loans, as well as with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements and government grants. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of September 30, 2019, the Company had working capital of $1,200,000, including cash and cash equivalents of $7,899,000. In addition, as of September 30, 2019, the Company had debt and debt due to related parties of $18,309,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. As of September 30, 2019, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements (see Note 7).

The Company’s operating results, including historical prior periods of negative working capital, indicate that substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. However, the Company believes that its existing cash and cash equivalents of $3,701,000 at November 15, 2019 together with expected revenues, expected future debt or equity financings, including its ability to call outstanding warrants, and cost management as well as cost reductions will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements.

In August 2019, the Company entered into a warrant amendment and plan of reorganization agreement (the Warrant Reorganization Agreement) with certain holders of the February 2018 Warrants. Pursuant to the Warrant Reorganization Agreement, the Company has agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders have agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. As of the date of these condensed consolidated financial statements, the Company has called the exercise of 10,000,000 shares under the February 2018 Warrants (See Note 3).

In September 2019, the Company completed its asset acquisition of product lines Jet-Ag® and Jet-Oxide® and its acquisition of Pro Farm. The Company utilized an aggregate of $6,393,000 in cash to satisfy the cash consideration component of each transaction, net of the any cash acquired. Additionally, in connection with the acquisitions, the Company has incurred a total of $3,744,000 in advisory, legal and other professional services costs which have been paid or accrued for as of September 30, 2019.

The Company anticipates securing additional sources of cash through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic results. The Company cannot predict, with certainty, the outcome of its actions to grow revenue, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to the Company or at all. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance and register product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations.

The actions discussed above cannot be considered probable of occurring and mitigating the substantial doubt raised by its operating results and satisfying its estimated liquidity needs for 12 months from the issuance of these condensed consolidated financial statements. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets, and stockholders may lose all or part of their investment in the Company’s common stock.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial information as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company used significant estimates in accounting for assumptions and estimates associated with acquisition activities in determining the fair values of acquired assets, liabilities and goodwill, assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions with variable considerations, fair value of warrants and financial instruments, right-of-use assets and corresponding lease liability, reserves for inventory obsolescence, fair value of stock-based compensation, and in its going concern analysis.

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note. See Note 7 for further discussion.

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and debt. The Company deposits its cash and cash equivalents with high credit quality domestic financial institutions with locations in the U.S. and internationally. Such deposits may exceed federal or national deposit insurance limits. The Company believes the financial risks associated with these financial instruments are minimal.

The Company’s customer base is dispersed across many different geographic areas, and currently most customers are pest management distributors in the U.S. Generally, receivables are due up to 120 days from the invoice date and are considered past due after this date, although the Company may offer extended terms from time to time.

The Company’s principal sources of revenues are its Regalia, Grandevo and Venerate product lines. These three product lines accounted for 85% and 95% of the Company’s total revenues for the three months ended September 30, 2019 and 2018, respectively, and 91% and 93% of the Company’s total revenues for the nine months ended September 30, 2019 and 2018, respectively.

Revenues generated from international customers were 11% for each of the three months ended September 30, 2019 and 2018, respectively, and 8% and 11% for the nine months ended September 30, 2019 and 2018, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for the three months ended September 30, 2019 and 2018 consist of the following:

	CUSTOMER
	A	B	C
Three months ended September 30,
2019	26%	13%	10%
2018	31%	13%	19%

Customers to which 10% or more of the Company’s total revenues are attributable for the nine months ended September 30, 2019 and 2018, which may or may not correspond with the customers for the periods above, consist of the following:

	CUSTOMER
	A	B	C
Nine months ended September 30,
2019	26%	12%	10%
2018	22%	12%	20%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either September 30, 2019 or December 31, 2018, which may or may not correspond with any of the customers above, consist of the following:

	CUSTOMER
	A	B	C

September 30, 2019	22%	11%	4%
December 31, 2018	52%	3%	24%

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

The Company continues to rely on third parties to formulate Grandevo and Zequanox into spray-dried powders, for all of its production of Venerate, Majestene/Zelto, Stargus and Haven, and from time to time, third-party manufacturers for supplemental production capacity to meet excess seasonal demand and for packaging. The Company’s products have been produced in quantities, and on timelines, sufficient to meet commercial demand and for the Company to satisfy its delivery schedules. However, the Company’s dependence upon others for the production of a portion of its products, or for a portion of the manufacturing process, particularly for drying and for all of its production of Venerate, may adversely affect its ability to satisfy demand and meet delivery obligations, as well as to develop and commercialize new products, on a timely and competitive basis. The Company has not entered into any long-term manufacturing or supply agreements for any of its products, and it may need to enter into additional agreements for the commercial development, manufacturing and sale of its products. There can be no assurance that it can do so on favorable terms, if at all.

The Company’s subsidiary Pro Farm currently sources all of its products from one manufacturing plant in Russia, which it owns a 12% interests. While the Company does not have a long-term supply contract with this supplier, the Company does have a long-term business relationship with this supplier. Pro Farm plans for enough inventory on hand to fill its revenue forecasts for 12 months at any given time, but an unexpected disruption in supply could have an adverse effect on the Pro Farm subsidiary’s supply and revenues. Although the Company has identified additional manufacturers who are capable to produce its products, there can be no assurance that the Company will continue to be able to obtain products at a competitive price.

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

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
Product revenues	$348	$457
Financing costs	614	604
License revenues	1,572	1,776
	2,534	2,837
Less current portion	(441)	(438)
	$2,093	$2,399

Revenue Recognition

Product Sales. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The Company may enter into contracts in which the standalone selling prices (“SSP”) is different from the amount the Company is entitled to bill the customer. As of September 30, 2019, the Company had deferred product revenue in the amount of $348,000 associated primarily with billings in excess of SSP and will be recognized in future periods in conjunction with the transfer of control of such products to the customers.

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

Financing Component Revenues. The Company recognizes a financing component, if material, when the Company receives consideration from the customer, and when the Company expects control of the product or service to be transferred to the customer in a period of greater than one year from the date of receipt of the consideration. For the three and nine months ended September 30, 2019 and 2018, the Company recognized an aggregate of $60,000 and $47,000, respectively, and $187,000 and $149,000, respectively of financing component revenues in the aggregate within product and license revenues in the condensed consolidated financial statements.

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

From time to time, the Company offers certain product rebates to its distributors and growers, which are estimated and recorded as reductions to product revenues, and an accrued liability is recorded at the later of when the revenues are recorded, or the rebate, is being offered.

Contract Assets. The Company does not have contract assets since revenue is recognized as control of goods are transferred or as services are performed or such contract assets are incurred or expensed within one year of the recognition of the revenue.

Contract Liabilities. The contract liabilities consist of deferred revenue. The Company classifies deferred revenue as current or noncurrent based on the timing of when the Company expects to recognize revenue. Generally all contract liabilities, excluding deferred revenue, are expected to be recognized within one year and are included in accounts payable or accrued liabilities in the Company’s condensed consolidated balance sheet.

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended September 30, 2019 and 2018, research and development expenses totaled $3,473,000 and $2,381,000, respectively, and patent expenses totaled $287,000 and $277,000, respectively. For the nine months ended September 30, 2019 and 2018, research and development expenses totaled $9,490,000 and $6,898,000, respectively, and patent expenses totaled $846,000 and $787,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three and nine months ended September 30, 2019 and 2018 were $281,000 and $249,000, respectively, and $998,000 and $705,000, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three and nine months ended September 30, 2019 and 2018 were $173,000 and $192,000, respectively, and $548,000 and $794,000, respectively.

Depreciation and Amortization

The Company depreciates and amortizes its capitalized property, plant, and equipment and intangible assets over the useful life of each asset utilizing a straight-line method of expensing. All depreciation and amortization expenses are included in the “Selling, general, and administrative” caption in the statement of operations.

As of the three and nine months ended September 30, 2019 and 2018 the total amount of depreciation expense were $359,000 and $444,000, respectively, and $1,262,000 and $1,427,000, respectively.

As of the three and nine months ended September 30, 2019 the total amount of amortization expense was $165,000. No similar expense was incurred for the three and nine months ended September 30, 2018.

Foreign currency

Assets and liabilities have been translated to the U.S. dollar reporting currency using the exchange rates in effect on the condensed consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded  in “Other income (expense)” in the accompanying condensed statement of operations.

Segment Information

The Company is organized as a single operating segment, whereby its chief operating decision maker assesses the performance of and allocates resources to the business as a whole.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted net loss per share is the same for all periods presented as the effect of certain potential common stock equivalents, which consist of stock options and warrants to purchase common stock and restricted stock units, and contingent shares to be issued in the future are anti-dilutive due to the Company’s net loss position. Anti-dilutive common stock equivalents are excluded from diluted net loss per share. The following table sets forth the potential shares of common stock as of the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	SEPTEMBER 30,
	2019	2018
Stock options outstanding	12,056	7,256
Warrants to purchase common stock	52,647	52,725
Restricted stock units outstanding	1,918	1,049
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	65	—
Maximum contingent consideration shares to be issued	5,972	—
	73,156	61,528

Recently Adopted Accounting Pronouncements

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

See Note 5 for the effects of the adoption of ASU 2016-02 on the Company’s condensed consolidated financial statements as of January 1, 2019 and for the three and nine months ended September 30, 2019. The adoption of this standard had a material impact on the Company’s condensed consolidated financial statements and is expected to continue to have a material impact for the foreseeable future.

In January 2017, the FASB issued Accounting Standards Updated No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business which adds guidance to assist registrants in the determination of whether an acquisition (or disposal) represents assets or a business – inputs, processes, and outputs. The update provides a screen to determine when an asset is not a business. If substantially all of the fair value of the assets acquired (or disposed) is concentrated in a single asset or a group of similar identifiable assets, the acquired assets do not represent a business. If this test is not met, the update provides further guidance to evaluate if the acquisition represents a business.

The Company prospectively adopted the guidance in the third quarter of fiscal 2019. The adoption primarily impacted the Company’s condensed consolidated balance sheet based on the accounting treatment for the Jet-Ag Acquisition which could have otherwise been treated as a business combination had the acquired asset not met the screen test outlined in the ASU. The Company did not perform further analysis related to the treatment of the Jet-Ag Acquisition upon the results of the screen test. See Note 3 for the effects of the adoption of ASU 2017-01 on the Company’s condense consolidated financial statements as of July 1, 2019 and for the three and nine months ended September 30, 2019. The adoption of this standard has a material impact on the Company’s condensed consolidated financial statements and is expected to continue to have a material impact for the foreseeable future.

3. Acquisitions

The Company contemplates business combinations and acquisition opportunities that align with the Company’s overall strategy. Acquisitions are accounted for under Accounting Standards Codification (“ASC”) 805 Business Combinations based on the facts and circumstances of the transaction.

Jet-Ag

On September 10, 2019, the Company completed the purchase of substantially all rights and assets related to the Jet-Ag® and Jet-Oxide® product lines from Austin Grant, Inc., a Florida corporation d/b/a Jet Harvest Solutions, for approximately $2,534,000 in cash, of which $544,200 was paid upon closing and the remainder is to be paid in four installments over an 16-month window (the “Jet-Ag Acquisition”). The Jet-Ag Acquisition is accounted for as an asset acquisition consistent with ASC 2017-01, which requires that substantially all of the fair value of the gross assets acquired is concentrated in a single asset or a group of similar assets. The asset purchase agreement also contains a provision providing five yearly earn out payments from 2020 through 2024 based on the Company’s total future sales of Jet-Ag purchased through a specified supplier. The fair value of the contingent consideration was estimated at $190,000 at the close date of the transaction which the Company has included in its total cost to be allocated to the acquired assets. The Company intends to assess its contingent consideration estimate periodically upon the settlement of the revenue contingency at each interim reporting period. Acquisition costs of $117,000 were also included in the total consideration for the Jet-Ag Acquisition to be allocated among the acquired assets. The allocation of the total consideration was based on each of the acquired asset’s relative fair values as follows (in thousands):

ALLOCATION OF COST OF ASSET ACQUISITION

Cash paid, inclusive of future payments	2,534
Fair value of contingent consideration	190
Other cost to acquire assets	117
Total acquisition related costs	$2,841

Intangible assets acquired:
Customer list	2,291
Tradename	458
Non-compete	92
Total assets acquired	2,841

The fair value of the acquired customer list, trade name and non-compete assets were estimated using either a relief-from-royalty or multiperiod excess earning method to calculate the fair value of the assets acquired, based on management’s forecasted cash inflows and outflows. Each of the intangible assets are being amortized within the expense reflected in “Selling, general and administrative” expenses in the condensed consolidated statement of operations. The preliminary amortization periods for the customer list, trade name and non-compete are 15 years, 15 years and 6 years, respectively.

Pro Farm Technologies OY

On September 13, 2019, the Company completed its acquisition of 100% of the outstanding shares of Pro Farm Technologies OY, a Finnish limited company (“Pro Farm”) for consideration valued at approximately $28,076,000 (the “Pro Farm Acquisition”). Total consideration consisted of cash payments of $2,843,000 to beneficial owners and $3,178,000 in debt repayments made on behalf of Pro Farm, issuance of a total of 12,666,000 of the Company’s common stock, at the closing market price of $1.59, for an aggregate fair value of $20,299,000, inclusive of 100,000 restricted stock units at a fair value of $159,000 awarded to a key employee and the fair value of up to $7,500,000 of contingent consideration subject to the achievement of certain distributor, revenue, earnings before interest, taxes, depreciation and amortization, and debt and equity milestones from the date of the closing through December 31, 2024, fair valued at $1,755,000. The Pro Farm acquisition meets the definition of a business in accordance with ASC 805 “Business Combinations”, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date and that the results of operations of the acquired business be included in the condensed consolidated statements of operations from the respective date of the acquisition based on the significance of the transaction to the Company’s own condensed consolidated financial statements. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s future revenues and product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize its purchase accounting by the end of the second quarter of fiscal year 2020 when it has completed its assessment of certain consideration adjustments and completed the assessment of deferred taxes and uncertain tax positions. Amounts for acquired current assets and liabilities, deferred tax liabilities, intangibles and goodwill also remain subject to change. The preliminary estimated fair values of the assets acquired, and liabilities assumed are as follows (in thousands):

PRELIMINARY ALLOCATION AT ACQUISITION DATE

Accounts receivable	$583
Inventory	524
Other current assets	212
Investments in subsidiary	537
Intangible assets:
Developed technology	16,362
Tradename	2,658
In process research and development	2,713
Goodwill	7,100
Total assets acquired	30,689

Accounts payable	431
Accrued liabilities	757
Debt	1,612
Non-controlling interest	(14)
Net assets acquired	$27,903

Cash paid, net of cash acquired	5,849
Fair Value of stock consideration	20,299
Fair value of contingent consideration	1,755
Total purchase price	$27,903

Tangible assets and liabilities acquired were recorded at their preliminary fair values on the date of close based on management's preliminary assessment. The purchase price allocated to developed technology, in process technology and trade name were estimated using either a relief-from-royalty or multiperiod excess earning method to calculate the fair value of the assets purchased, based on management’s forecasted cash inflows and outflows. All intangible assets are being amortized with the expense reflected in “Selling, general and administrative” expenses in the condensed consolidated statement of operations. The preliminary amortization period for intangible assets acquired has been estimated between 10 and 11 years. The net deferred income tax liability represents the net amount of the estimated future impact of adjustments for any costs to be recognized as intangible asset amortization, which is not deductible for income tax purposes and transfer pricing exposure offset by the deferred tax asset for the preliminary calculation of NOLs.

Acquisition costs are recorded in “Selling, general and administrative” expenses as incurred. As of September 30, 2019 the Company has incurred expenses of $2,724,000 in connection with the Pro Farm Acquisition. The Pro Farm Acquisition was financed through the Company’s exercise of 10,000,000 warrants in connection with the Company’s warrant call option under the Warrant Reorganization Agreement (see Note 8).

The condensed consolidated statement of operation include $119,000 of product revenues and $276,000 of operating expenses from Pro Farm for the period from September 14, 2019 through September 30, 2019. The following unaudited pro forma results of operations assume the Pro Farm acquisition had occurred on January 1, 2019 (in thousands):

PRO FORMA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Product revenues	$23,530
Cost of product revenues	10,700
Gross profit	12,830
Operating expenses and other income/expense	32,705
Net Loss	$(19,875)
Earnings per share:	(0.11)

	PRO FORMA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Product revenues	$15,802
Cost of product revenues	8,236
Gross profit	7,566
Operating expenses and other income/expense	21,65	1
Net Loss	$(14,145)
Earnings per share:	(0.14)

Significant pro forma adjustments incorporated into the pro forma results above include elimination of nonrecurring acquisition-related costs incurred prior to the close of the Pro Farm Acquisition, amortization of acquired intangible assets. These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are prepared for comparative purposes only and do not necessarily reflect the results that would have been realized had the Pro Farm Acquisition occurred at the beginning of the period ended September 30, 2019 and are not necessarily indicative of the Company’s consolidated results of operations in future periods.

4. Inventories

Inventories, net consist of the following (in thousands):

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
Raw materials	$2,012	$1,844
Work in progress	1,074	1,580
Finished goods	5,746	4,800
	$8,832	$8,224

As of September 30, 2019 and December 31, 2018, the Company had $268,000 and $579,000, respectively, in reserves against its inventories.

5. Right-Of-Use of Assets and Lease Liability

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) using the modified retrospective transition method allowing it to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. Under this transition method, the prior comparative period continues to be reported under the accounting standards in effect for that period.

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

The Company’s operating leases have remaining terms ranging from less than one year to five years. The leases are for office space and various office equipment. The Company determines if an arrangement includes a lease at the inception of the agreement and the right-of-use asset and lease liability is determined at the lease commencement date and is based on the present value of estimated lease payments. The Company’s lease agreements contain both fixed and variable lease payments, none of which are based on a rate or an index. Fixed lease payments are included in the determination of the right-of-use asset and lease liability. Variable lease payments that are not based on a rate or index are expensed when incurred. The present value of estimated lease payments is determined utilizing the rate implicit in the lease agreement if that rate can be determined. If the implicit rate cannot be determined, the present value of estimated lease payments is determined utilizing the Company’s incremental borrowing rate. The incremental borrowing rate is determined at the lease commencement date and is estimated utilizing similar or collateralized borrowing instruments adjusted for the terms of leasing arrangement as necessary. Some of the leases include an option to renew that can extend the lease term. For those leases which are reasonably certain to be renewed, the Company included the renewal period in the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 7.03% and 5 years, respectively.

The components of lease expense were as follows (in thousands):

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2019	SEPTEMBER 30, 2019

Operating lease cost	$287	$874
Short-term lease cost	20	53
Sublease income	(25)	(73)
	$282	$854

Other information (in thousands)

NINE MONTHS ENDED
SEPTEMBER 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$678
Right-of-use assets obtained in exchange for operating lease liabilities	$602

Maturities of lease liabilities for each future calendar year as of September 30, 2019 are as follows (in thousands):

OPERATING
LEASES
2019, remaining 3 months	$292
2020	1,179
2021	1,202
2022	1,238
2023 and beyond	2,092
Total lease payments	6,003
Less: imputed interest	964
Total lease obligation	5,039
Less lease obligation, current portion	862
Lease obligation, non-current portion	$4,177

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	SEPTEMBER 30, 2019	DECEMBER 31, 2018

Accrued compensation	$3,437	$2,570
Accrued warranty costs	391	320
Accrued legal costs	1,032	69
Accrued customer incentives	4,459	2,170
Accrued liabilities, other	5,791	1,742
	$15,110	$6,871

The Company warrants the specifications of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increasing usage of the Company’s products. During the three months ended September 30, 2019 and 2018, the Company recognized $75,500 and $58,000, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $29,000 for the three months ended September 30, 2019 as a result of warranty claims being lower than previously estimated and during the three months ended September 30, 2019 the Company recognized $29,000 in warranty claims. During the nine months ended September 30, 2019 and 2018, the Company recognized $245,000 and $215,000, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $173,000 for the nine months ended September 30, 2019 as a result of the historical usage of warranty reserves being lower than previously estimated. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2018	$320
Warranties issued (released) during the period	71
Settlements made during the period	-
Balance at September 30, 2019	$391

7. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (7.25% as of September 30, 2019) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of September 30, 2019 and December 31, 2018 of $190 and $205.	8,466	8,639
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.80% annually) payable through the lenders direct collection of certain accounts receivable through November 2019, collateralized by substantially all of the Company’s personal property.	4,957	2,073
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Research loan facility (“2018 Research Facility”) bearing interest at 1.00% per annum, interest payments are due annually on the anniversary date of the facility with principal payable in 25% increments on the anniversary date of the facility beginning on the fourth anniversary of the loan (September 2022), net of imputed interest as of September 30, 2019 of $10.	83	-
Financial institution facility (“2018 Bank Facility”) bearing interest at Euribor plus 2.40% (2.60% as of September 30, 2019) per annum, interest payable monthly and principal payable at maturity (February 29, 2020), 60% guaranteed by Export Credit Agency of Finland for a fee of 2.49%.	63	-
Secured borrowing (“Factoring Financing”) bearing interest at 15.00% per annum, interest and principal payable at maturity (December 17, 2019)	1,315	-
Debt, including debt due to related parties	25,609	21,437
Less debt due to related parties, non-current	(7,300)	(7,300)
Less current portion	(6,590)	(2,318)

Debt, non-current	$11,719	$11,819

As of September 30, 2019, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties for each calendar year, are due as follows (in thousands):

Period ended September 30, 2019	Debt	Debt to Related Party
2019	$6,390	$-
2020	276	-
2021	299	-
2022	2,794	5,000
2023	369	-
Thereafter	7,396	-
Total future principal payments	17,524	5,000
Interest payments included in debt balance (1)	975	2,300
	$18,499	$7,300

(1)	Due to the debt extinguishment requirement, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

The following is a reconciliation of interest expense for the debt outstanding during the three and nine months ended September 30, 2019 and 2018 (in thousands).

	SEPTEMBER 30, 2019
	Interest
	Expense	Related Party, Net	Non cash
Three Months Ended
June 2014 Secured Promissory Note	$170	$—	$5
LSQ Financing	121	—	—
ASC 606 Financing Component	63	—	63
Other	1	—
	$355	$—	$68

	SEPTEMBER 30, 2018
	Interest
	Expense	Related Party, Net	Non cash
Three Months Ended
June 2014 Secured Promissory Notes	166	—	5
LSQ Financing	56	—	—
ASC 606 Financing Component	78	—	78
	$300	$—	83

	SEPTEMBER 30, 2019
	Interest
	Expense	Related Party, Net	Non cash
Nine Months Ended
June 2014 Secured Promissory Note	$509	$—	$16
LSQ Financing	302	—	—
ASC 606 Financing Component	197	—	197
Other	6	—	—
	$1,014	$—	$213

	SEPTEMBER 30, 2018
	Interest
	Expense	Related Party, Net	Non cash
Nine Months Ended
October 2012 and April 2013 Secured Promissory Notes (2)	$213	$—	$42
June 2014 Secured Promissory Notes	474	—	16
Secured December 2017 Convertible Notes (1)	529	—	322
LSQ Financing	306	—	57
August 2015 Senior Secured Promissory Notes (2)	—	451	133
ASC 606 Financing Component	237	—	237
	$1,759	$451	$807

(1)	This agreement was terminated in February 2018.
(2)	This agreement was amended in February 2018.

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

On February 5, 2018, the Company converted, pursuant to an amendment, dated December 15, 2017, to the October 2012 and April 2013 Secured Promissory Notes, $10,000,000 aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock (such conversion, the “Snyder Debt Conversion”), such that $2,450,000 of principal under the October 2012 and April 2013 Secured Promissory Notes is outstanding as of September 30, 2019. Simultaneously with the Snyder Debt Conversion, the maturity of the October 2012 and April 2013 Secured Promissory Notes was extended to December 31, 2022 (“Maturity Date”), the interest was reduced from 14% to 8% and all interest payments under the October 2012 and April 2013 Secured Promissory Notes were deferred to the Maturity Date.

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

In conjunction with the Snyder Debt Conversion, the Company accounted for the partial debt extinguishment under the troubled debt restructuring accounting guidance. The Company recognized a gain of $3,014,000 for the nine months ended September 30, 2018 on partial extinguishment of the October 2012 and April 2013 Secured Promissory Notes, which included the recognition of the debt discount. Because the Company recognized a gain on the partial extinguishment of debt, the Company was required to include all future interest and additional consideration, which included accrued interest, under the terms of this agreement as a reduction of the gain. As a result, the amount of the debt on the Company’s consolidated balance sheet related to the October 2012 and April 2013 Secured Promissory Notes is $3,425,000, as compared to $2,450,000 of contractual principal outstanding thereunder. Going forward, subject to future amendments to debt agreement or costs, the Company will not recognize future interest expense on the October 2012 and April 2013 Secured Promissory Notes.

The accounting for the change due to the Snyder Debt Conversion is as follows (in thousands):

Principal (pre-conversion)	$12,450
Discount (pre-conversion)	(134)
Consideration of common stock and warrants provided at conversion	(6,196)
Gain on extinguishment	(2,695)
Principal and future interest at September 30, 2019	$3,425

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

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank that bears interest at 7.5% as of September 30, 2019. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $76,286 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. The Company is required to maintain a deposit balance with the Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of September 30, 2019, the Company was in compliance with the “loan to value ratio” covenant, however was not in compliance with the “current ratio”, nor the “debt to worth ratio” and, potentially, a requirement that no material adverse situation shall have occurred, given the Company’s current going concern assessment and the requirement that there be no unapproved compensation increases for the Company’s executives for calendar year 2019. However, the Company has obtained a waiver from the lender for any non-compliance through November 20, 2020.

The following table reflects the activity under this note (in thousands):

Principal balance, net at December 31, 2018	$8,639
Principal payments	(683)
Interest	494
Debt discount amortization	16
Principal balance, net at September 30, 2019	$8,466

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

The following table reflects the accounting for the activities under the Secured December 2017 Convertible Note as follows (in thousands):

Principal (pre-conversion)	$6,000
Discount (pre-conversion)	(791)
Consideration of common stock and warrants provided at conversion	(16,843)
Derivative liability extinguished	6,424
Loss on extinguishment	5,210
Balance at September 30, 2018	$-

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

In June 2018, the Company amended the LSQ Financing arrangement and effectively (i) decreased the invoice purchase fee from 1.00% to a range of 0.40% to 1.00%, (ii) decreased the funds usage fee from 0.035% to a range of 0.020% to 0.035% and (iii) extended the term of the agreement to June 30, 2019. In June 2019, the Company and LSQ Financing mutually agreed to further extend the terms of the LSQ Financing arrangement through November 2019.

The agreement contains representations and warranties by the Company and LSQ, certain indemnification provisions in favor of LSQ and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LSQ’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Company is in compliance with all terms of the agreement. As of September 30, 2019, $4,957,000 was outstanding under the LSQ Financing.

September 2018 Research Facility

On September 4, 2018, the Company’s subsidiary Pro Farm entered into a research loan facility under the Finnish Government Innovation Funding initiative with the Innovation Centre Business Finland, in the amount of $326,000 (€282,000). Pro Farm subsequently drew down $94,000 (€80,000) on September 21, 2018 in connection with research and development costs. The note bears interest at 3% below the reference rate for Finnish Government Aid, with a minimum of 1% interest annually. The current effective interest rate as of September 30, 2019 is 3.82%. The loan facility requires repayment in increments of 25% on each of the anniversary date of the loan after the third anniversary of the loan execution date as such the balance of the loan has been classified as long term. The terms of the loan facility allow for partial debt forgiveness if so determined by the State Council for the Financing of Research, Development and Innovation at the lender’s discretion. As of September 30, 2019, the outstanding principal balance net of imputed interest was $83,000 (€72,000).

September 2018 Bank Facility

On September 10, 2018, the Company’s subsidiary Pro Farm entered into a bank facility with Nordea Bank AB, under which the Company may borrow up to $266,000 (€230,000). The note bears interest at the Euribor three-month rates plus 2.4% which as of September 30, 2019 was increased to 2.60%. The bank facility includes a usage commitment fee of 0.95% and required repayment on its maturity date of February 28, 2019. On February 20, 2018, the bank facility was extended until August 31, 2019, and on August 30, 2019, the bank facility was again extended until February 29, 2020, The bank facility is 60% guaranteed by Export Credit Agency of Finland. In connection with the guarantee the Company pays a fee of 2.49% to the guarantor. As of September 30, 2019, the amount outstanding on the bank facility was $63,000 (€55,000).

March 2019 Factoring

On March 27, 2019, the Company’s subsidiary Pro Farm entered into a factoring agreement with Bab al Khail General Trading (“Bab al Khail”), in the amount of $1,314,000. The Bab al Khail agreement bears interest at an annual rate of 15% and matures on December 17, 2019. Certain of Pro Farm account receivables are pledged as collateral under the agreement. As of September 30, 2019, the amount outstanding under the factoring agreement was $1,315,000 (€1,163,200), which includes interest.

8. Warrants

On August 6, 2019, the Company entered into a warrant amendment and plan of reorganization agreement (“Warrant Reorganization Agreement”) with certain holders of the February 2018 Warrants. Pursuant to the Warrant Reorganization Agreement, the Company has agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders have agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. Accordingly, up to a maximum of 36,600,000 new shares may be issued pursuant to the August 2019 Warrants, to the extent the Company exercises its rights to require exercise of the February 2018 Warrants.

The Warrant Reorganization Agreement was treated as a modification of an equity-classified instrument, which did not result in a change in the classification of the instrument pre- and post-modification. Analogizing to Accounting Standards Codification (“ASC”) 718 – Compensation – Stock Compensation, the Company accounted for the modification similarly to modification of stock option awards, which requires the Company to assess the fair value of the instrument pre- and post-modification. As a result of the modification of the February 2018 Warrants, the Company incurred a non-cash charge of $1,564,000, consistent with the increase in the fair value of the warrants which were not immediately called under the terms of the Warrant Reorganization Agreement.

The Company’s fair value of the warrant post modification was estimated utilizing a Monte Carlo univariate option pricing model based on the following assumptions which have been determined consistent with the Company’s historical methodology for such assumptions:

AUGUST 6, 2019
Expected life (years)	3.4
Estimated volatility factor	53.1%
Risk-free interest rate	1.52%
Expected dividend yield	—

Expected Life. Expected life represents the period that the warrants are expected to be outstanding. The Company estimates the contractual period, the period between the date of the modification and the expiration date of the warrant, which is an appropriate estimate of the expected term.

Estimated Volatility Factor. As the Company’s common stock has a limited period of normalized trading history, the Company calculated the estimated volatility factor based on the Company’s trading history and calculated volatility of the common stock of comparable agricultural biotechnology companies. The Company’s estimation of the volatility factor gives weighting to both the volatility of its common stock and the volatility of the common stock of comparable agricultural biotechnology companies.

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

The August 2019 Warrants have a term expiring on January 1, 2023, an exercise price of $1.75 per share, and are first exercisable 180 days after issuance. The August 2019 Warrants are exercisable in cash, provided that they may be exercised via net exercise if the Company does not have a registration statement registering the shares underlying the August 2019 Warrants effective as of June 30, 2020. On August 7, 2019, the Company requested under the Warrant Reorganization Agreement, the exercise of 10,000,000 February 2018 Warrants, resulting in the Company issuing 10,000,000 common shares and 10,000,000 August 2019 Warrants. The issuance of the August 2019 Warrants resulted in the Company incurring non-cash charge of $4,751,000 in connection with the fair value of new warrants.

The Company’s fair value of the new warrants issued was estimated utilizing a Black Scholes option pricing model. Due to the insignificant time lapse between the warrant call and the date of the warrant modification, the same assumptions as outlined above were utilized to fair value the new warrants issued in connection with the warrant exercise.

The following table summarizes information about the Company’s common stock warrants outstanding as of September 30, 2019 (in thousands, except exercise price data):

			NUMBER OF
			SHARES
			SUBJECT TO
		EXPIRATION	WARRANTS	EXERCISE
DESCRIPTION	ISSUE DATE	DATE	ISSUED	PRICE
In connection with June 2013 Credit Facility (June 2013 Warrants)	June 2013	June 2023 (1)	27	$8.40
In connection with August 2015 Senior Secured Promissory Notes (August 2015 Warrants)	August 2015	August 2023	4,000	$1.91
In connection with October 2012 and April 2013 Secured Promissory Notes (November 2016 Warrants)	November 2016	November 2026	125	$2.38
In connection with June 2017 Consulting Agreement (November 2017 Warrants)	June 2017	June 2027	80	$1.10
In connection with February 2018 Financing Transaction (February 2018 Warrants 1)	February 2018	December 2020	6,750	$1.00
In connection with February 2018 Financing Transaction (February 2018 Warrants 2)	February 2018	December 2020	5,065	$1.25
In connection with August 2019 Modification of February 2018 Warrants (Warrant Amendment and Plan of Reorganization Agreement)	August 2019	December 2021	26,600	$1.00
In connection with Exercise 1 of Call Option under the Warrant Amendment and Plan of Reorganization Agreement (August 2019 Warrants)	Various dates starting in August 2019	January 2023	10,000	$1.75

			52,647

The weighted average remaining contractual life and exercise price for these warrants is 2.37 years and $1.24, respectively.

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

9. Share-Based Plans

On May 31, 2019, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”) whereby employees may purchase Company stock through payroll deductions over each six-month period beginning on June 1 and December 1 (the “Offer Period”). The total maximum number of shares available for purchase under the ESPP is 1,000,000. The purchase price of the shares will be 85% of the lower of the fair market value of the shares at the beginning or at the end of the Offer Period. The ESPP is a tax qualified plan under Section 423 of the Internal Revenue Code. All employees, including officers, are eligible to participate in the ESPP. A participant may withdraw all uninvested payment balances credited to their account at any time. An employee whose stock ownership in the Company exceeds 5% of the Company’s outstanding common stock is not eligible to participate in the ESPP. The ESPP is compensatory and the 15% discount will be expensed over the Offer Period. The Company has accounted for the ESPP in accordance with ASC 718, Compensation – Stock Based Compensation. As of the three and nine months ended September 30, 2019 the Company recorded stock-based compensation expense of approximately $13,000 and $18,000, respectively.

As of September 30, 2019, there were options to purchase 12,056,000 shares of common stock outstanding, 1,918,000 restricted stock units outstanding and 4,269,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three and nine months ended September 30, 2019 and 2018, the Company recognized share-based compensation of $742,000 and $437,000, respectively, and $1,906,000 and $1,310,000, respectively.

During the three months ended September 30, 2019 and 2018, the Company granted options to purchase 5,363,000 and 39,000 shares of common stock, respectively, at a weighted average exercise price of $1.43 and $1.99, respectively. During the three months ended September 30, 2019 and 2018, 13,000 and 53,000 options, respectively, were exercised at a weighted average exercise price of $1.16 and $1.17, respectively.

The Company’s fair value of the option grants for the three months ended September 30, 2019 was estimated utilizing a Black Scholes option pricing model based on the following range of assumptions which have determined consistent with the Company’s historical methodology for such assumptions:

SEPTEMBER 30, 2019
Expected life (years)	5.33-6.08
Estimated volatility factor	53.3-53.8%
Risk-free interest rate	1.41-1.92%
Expected dividend yield	—

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

Estimated Volatility Factor. As the Company’s common stock has limited period of normalized trading history, the Company calculated the estimated volatility factor based on the Company’s trading history and calculated volatility of the common stock of comparable agricultural biotechnology companies. The Company’s estimation of the volatility factor gives weighting to both the volatility of its common stock and the volatility of the common stock of comparable agricultural biotechnology companies.

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

During the nine months ended September 30, 2019 and 2018, the Company granted options to purchase 5,485,000 and 4,509,000 shares of common stock, respectively, at a weighted average exercise price of $1.43 and $1.78, respectively. During the nine months ended September 30, 2019 and 2018, 47,000 and 56,000 options, respectively, were exercised at a weighted average exercise price of $1.18 and $1.17, respectively.

The following table summarizes the activity of stock options from December 31, 2018 to September 30, 2019 (in thousands, except weighted average exercise price):

		WEIGHTED-
		AVERAGE
		EXERCISE
	Options	PRICE
Balances at December 31, 2018	7,136	$3.31
Options granted	5,485	1.43
Options exercised	(47)	1.18
Options cancelled	(518)	2.19
Balances at September 30, 2019	12,056	2.51

The following table summarizes the activity of restricted stock units from December 31, 2018 to September 30, 2019 (in thousands, except weighted average grant date fair value):

RESTRICTED UNITS
Outstanding at December 31, 2018	1,146
Granted	772
Exercised	-
Forfeited	-
Outstanding at September 30, 2019	1,918

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Non-vested at December 31, 2018	404	$1.40
Granted	772	$1.55
Vested	(539)	$1.49
Forfeited	-	$-
Non-vested at September 30, 2019	637	$1.50

The Company notes that the restricted stock units granted, as detailed above, includes 100,000 units related to one employee in connection with the Pro Farm Acquisition. This fair value of the restricted stock units were accounted for as part of the consideration transferred consistent with ASC 805 – Business Combinations, (See Note 3).

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

In November 2018, the Company elected to exercise the first extension option under the lease, extending the lease term for another 60 months and an amended lease agreement was executed on April 25, 2019. The extension of the lease was accounted for in accordance with ASC 842. As of September 30, 2019 and 2018, the Company incurred $854,000 and $458,000, respectively of rent expense, net. See Note 5 for the method of recognition of rent expense on the condensed consolidated financial statements and future maturities of the Company’s operating lease commitments.

On January 19, 2016, the Company entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space located in Davis, California. The initial term of the sublease is for a period of approximately 43 months and commenced on February 1, 2016. The monthly base rent is approximately $5,000 per month for the first 12 months with a 5% increase each year thereafter. The terms of the lease expired in August 2019 and therefore the lease is now subject to month to month terms under the original agreement. See Note 5 for the impact of lease income on the condensed consolidated financial statements.

Litigation

On April 3, 2018, the Company was named as a defendant in a complaint filed by Piper Jaffray, Inc. (“Piper”) with the Superior Court of the State of Delaware (the “Lawsuit”). The Company was informed of and received Piper’s complaint and related documents on April 5, 2018, following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Piper’s complaint alleged one breach of contract claim, specifically, that the Company breached an engagement letter (“Engagement Letter”) with Piper by failure to pay a $2,000,000 transaction fee, which Piper alleges is due under the Engagement Letter as a result of the Company’s consummation of its private placement and debt refinancing transactions in February 2018. Piper’s complaint included a demand for payment of the foregoing transaction fee, in addition to interest and costs and expenses incurred in pursuing the action, including reasonable attorneys’ fees.

On October 8, 2019, the Company entered into a Settlement and Release Agreement with Piper to settle the Lawsuit without any admission or findings of liability (the “Settlement Agreement”) in an aggregate of $1,000,000. Under the Settlement Agreement, Piper agreed to dismiss the Lawsuit against the Company with prejudice and the parties agreed to mutual general releases of all claims relating to the Lawsuit other than their prospective obligations under the Settlement Agreement, the confidentiality obligations under the Engagement Letter and any potential indemnification obligations under the Engagement Letter unrelated to the Lawsuit. The settlement amount has been accrued as of September 30, 2019 and subsequently paid in October 2019.

11. Related Party Transactions

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which is a beneficial owner of more than 5% of the Company’s common stock. Pursuant to such purchase agreement, the Company sold to such affiliates senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. In connection with the note, the Company incurred $302,000 in financing-related costs. These costs were recorded as deferred financing costs as a component of current and non-current other assets to amortize the interest expense over the term of the note. In connection with the August 2015 Senior Secured Promissory Notes, the Company issued warrants (“August 2015 Warrants”) to purchase 4,000,000 shares of common stock of the Company. The August 2015 Warrants are immediately exercisable at an exercise price of $1.91 per share and may be exercised at a holder’s option at any time on or before August 20, 2023 (subject to certain exceptions). The fair value of the August 2015 Warrants at the date of issuance of $4,610,000 was recorded as a discount to the August 2015 Senior Secured Promissory Notes as a component of non-current other liabilities and amortized to interest expense to related parties over the term of the arrangement.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company and certain events in which Pamela G. Marrone, Ph.D. ceases to serve as the Company’s Chief Executive Officer. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of September 30, 2019, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

On February 5, 2018, the holders of the August 2015 Senior Secured Promissory Notes, pursuant to an amendment, converted $35,000,000 of the then outstanding debt into 20,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock (such conversion, the “Waddell Debt Conversion”). After the conversion, $5,000,000 in principal remained outstanding. Simultaneously with the Waddell Debt Conversion, the maturity of the August 2015 Senior Secured Promissory Notes was extended to December 31, 2022, and payment of all future interest was deferred to maturity on December 31, 2022 (See Note 7 for further discussion).

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

The accounting for the change due to the August 2015 Senior Secured Promissory Notes is as follows (in thousands):

Principal (pre-conversion)	$40,000
Accrued interest to be paid at maturity	339
Discount (pre-conversion)	(2,171)
Consideration of common stock and warrants provided at conversion	(21,685)
Gain on extinguishment	(9,183)
Principal and future interest at September 30, 2019	$7,300

Warrant Exercise

On August 7, 2019, the Company requested under the Warrant Reorganization Agreement, the exercise of 10,000,000 February 2018 Warrants, resulting in the Company issuing 10,000,000 common shares and 10,000,000 August 2019 Warrants. Of the warrants exercised, two of the warrant holders, Ospraie Ag Science LLC (“Ospraie”) and Ardsley Advisory Partners (“Ardsley”), are beneficial owners of 29.3% and 8.8%, respectively, of the Company’s total outstanding common stock as of September 30, 2019. The total number of warrants exercised at the request of the Company by Ospraie and Ardsley were 8,378,871 and 1,457,195, respectively.

Ospraie Loan to Pro Farm

In connection with the Company’s closing of the Pro Farm Acquisition, the terms of the Share Purchase Agreement included as a condition to closing the repayment of certain indebtedness of Pro Farm. One of the indebtedness obligations to be repaid was a convertible loan in a principal amount of $1,000,000, held by Dwight Anderson, an affiliate of Ospraie, the Company’s largest shareholder. The Company paid in total $1,434,000 which is inclusive of the principal, interest and other charges under the terms of the debt arrangement.

12. Subsequent Events

In October 2019, the Company granted 312,000 of restricted stock units at an average exercise price of $1.36 to certain of its employees, which vested immediately.

The Company has evaluated its subsequent events from September 30, 2019 through the date these condensed consolidated financial statements were issued, and has determined that there are no additional subsequent events required to be disclosed in these condensed consolidated financial statements.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, clinical trial plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, the benefits of our recent acquisitions, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A—“Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—“Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We make bio-based pest management (bioprotection) and plant health products. Bio-based products are comprised of naturally occurring microorganisms, such as bacteria and fungi, and plant extracts. Our current products target the major markets that use conventional chemical pesticides, including certain agricultural and water markets, where our bio-based products are used as alternatives for, or mixed with, conventional chemical pesticides. We also target new markets for which (i) there are no available conventional chemical pesticides, (ii) the use of conventional chemical pesticides may not be desirable (including for organically certified crops) or permissible either because of health and environmental concerns or (iii) because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. Six of our seven product lines are approved by the United States Environmental Protection Agency (“EPA”) and registered as “biopesticides.” Our first non-EPA product is Haven, a plant health product that is a “biostimulant,” which only requires state registration. The acquisition of Pro Farm adds additional biostimulant and bionutrition products to our portfolio. We believe our current portfolio of products and our pipeline address the growing global demand for effective, efficient and environmentally responsible products to control pests, increase crop yields and reduce crop stress.

Business Strategy

The agricultural industry is increasingly dependent on effective and sustainable pest management practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, external market research reported that the global market for biopesticides, biostimulants and bionutrition products is growing substantially faster than the overall markets for chemical pesticides and fertilizers (plant nutrition). This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based pest management and plant health products into integrated pest management (“IPM”) programs, as well as increasing consumer demand for sustainably produced and organic food. We seek to capitalize on these global trends by providing both conventional and organic growers with solutions to a broad range of pest management and plant health needs through strategies such as adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging growers’ positive experiences with existing product lines, educating growers with on-farm product demonstrations and controlled product launches with key target customers and other early adopters.

Our research and development efforts in recent periods have been focused on supporting existing commercial products, including Regalia, Grandevo, Venerate Majestene/Zelto, Haven and Stargus with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. In addition, our internal efforts in development and commercialization are focused on two promising product candidates, MBI-601 (Ennoble) biofumigant, which is EPA-registered, and two bioherbicides, MBI-014 and MBI-015 (formerly MBI-010), of which MBI-014 was submitted to the EPA in August 2018. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe this prioritization plan, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

We have also recently expanded our growth strategy to seek acquisitions of products and companies that broaden our biostimulant and bionutrition product offerings, both multibillion dollar segments that are also rapidly growing. In September 2019, we completed the acquisition of Pro Farm Technologies OY (“Pro Farm”), which expanded the Company’s portfolio of bio-based products for integrated pest management and plant health to now include Foramin and LumiBio foliar biostimulants and seed treatments. Also in September 2019, we completed the purchase of substantially all rights and assets related to the Jet-Ag and Jet-Oxide (biofungicide and disinfectants) product lines from Austin Grant, Inc., a Florida corporation d/b/a Jet Harvest Solutions.

Third Quarter 2019 Highlights

The following are the more significant financial results for the three months ended September 30, 2019:

●	Revenues increased approximately 28.4% year over year to $7.0 million from $5.4 million for the same period in 2018

●	Gross profits increased approximately 36.7% year over year to $3.6 million from $2.6 million for the same period in 2018. Gross margins increased year over year to 51.5% from 48.3% for the same period in the prior year

●	Operating expenses were $13.4 million in the third quarter of 2019, compared with $6.8 million in the third quarter of 2018
●	Net loss in the third quarter of 2019 was $16.4 million, as compared with a net loss of $4.5 million in third quarter of 2018

The following are the more significant financial results for the nine months ended September 30, 2019:

●	Revenues increased approximately 46.3% year over year to $22.7 million from $15.5 million for the same period in 2018

●	Gross profit increased 66.7% to $12.4 million, and gross margins increased year over year to 54.6% from 47.9% for the same period in the prior year

●	Operating expenses in the first nine months of 2019 were $32.2 million, compared with $21.6 million in the same year to date period in 2018.

●	Net loss year to date was $27.0 million, compared with a net loss of $14.6 million in the first nine months of 2018.

Other significant developments for our business during the three months ended September 30, 2019 include (i) our acquisitions of Pro Farm and the Jet-Ag and Jet-Oxide product lines; (ii) the approval of Stargus biofungicide in Mexico by the Ministry of Health COFEPRIS to control downy mildews, late blight and a range of other plant-related diseases in zucchini, squash, chayote, melon, cucumber, watermelon and potato crops; (iii) field tests of MBI-015 using commercial rates for the Company’s novel bioherbicide demonstrated control of a target weed, palmer amaranth approaching that of a current post-emergent chemical herbicide; and (iv) Regalia and Stargus biofungicides were approved by the U.S. Environmental Protection Agency for use on hemp plants.

In addition, in August 2019, we called the exercise of 10,000,000 of certain outstanding warrants at $1.00 per share. Included in the results above for the three months ended September 30, 2019, is a non-cash charge of $1,564,000 related to the incremental fair value of the previous warrant due to the modification allowing us to call the warrants as needed to fund our operations. Pursuant to the warrant amendment and plan of reorganization agreement, in addition to issuing 10,000,000 common shares, we issued 10,000,000 new warrants to purchase shares at a higher exercise price of $1.75 and expiring on January 1, 2023. Included in the results above for the three months ended September 30, 2019, is a non-cash charge of $4,751,000 related to the fair value of the new warrants issued.

We acquired Pro Farm at an enterprise value of $31.8 million, and consideration for the acquisition consisted of a combination of $6.2 million of cash and approximately 12.7 million shares of our common stock, as well as the potential payment of up to a total of $7.5 million of additional shares of our common stock a portion of which is payable each year from 2021 through 2024 based on the achievement of agreed commercial milestones. Consideration for the Jet-Ag and Jet-Oxide acquisitions was approximately $2,534,000 in cash, of which $544,200 was paid upon closing and the remainder is to be paid in four installments over a 16-month window. The asset purchase agreement also contains a provision providing five earn-out payments yearly from 2020 through 2024 based on the Company’s total future sales of Jet-Ag purchased through a specified supplier. Acquisition costs for the Pro Farm acquisition totaled $2,718,000, and is one of the primary factors contributing to the increase in our operating expenses for the three and nine months ended September 30, 2019.

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

We believe that the assumptions and estimates associated with estimating the fair value of assets and liabilities acquired in connection with the acquisition method of accounting, revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize, inventory valuation, share-based compensation, fair value of financial instruments and warrants, and our going concern assessment have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to provide clarity over the accounting for leases, requiring registrants to record all lease liabilities and a corresponding right-of-use asset for the underlying asset. As documented in Note 5 of the condensed consolidated financial statements, the adoption of this standard had a material impact on these financial statements and is expected to have a material impact on our future financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), to provide clarity over the accounting for acquired assets that do not constitute a business allowing registrants use a screen test to determine whether a substantial portion of the fair value of the acquired assets or group of assets is concentrated in one asset or a similar group of assets. If such criteria are met, the Company would be able to forego accounting for the transaction as a business combination. As documented in Note 2 of the condensed consolidated financial statements, the adoption of this standard had a material impact on these financial statements and is expected to have a material impact on our future financial statements.

Key Components of Our Results of Operations

Revenues

Our total revenues were $7.0 million and $5.4 million for the three months ended September 30, 2019 and 2018, respectively, and $22.7 million and $15.5 million for the nine months ended September 30, 2019 and 2018, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but also included sales of Majestene, Haven, LumiBio Kelta, Jet-Ag Foramin, UBP-110, Jet-Oxide and Stargus. Additionally, the company saw increased sales in its cultivated garden business, including sales to hemp producers. We believe our revenues were negatively impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products.

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 98% of our total revenues for each of the three months ended September 30, 2019 and 2018, respectively, and 99% and 98% for the nine months ended September 30, 2019 and 2018, respectively. Product revenues in the United States constituted 92% and 91% of our total revenues for each of the three months ended September 30, 2019 and 2018, respectively, and 94% and 91% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively.

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

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we do not address directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the three months ended September 30, 2019 and 2018, license revenues constituted 2% of total revenues, respectively. As of September 30, 2019, including agreements with related parties discussed below, we had received an aggregate of $4.1 million in payments under our strategic collaboration and distribution agreements. There will be an additional $0.8 million in payments under these agreements that we could potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We have entered into in-license technology agreements with respect to the use and commercialization of two of our commercially available product lines, Grandevo and Haven, and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The in-licensed U.S. patent for Grandevo is expected to expire in 2024 but based on a pending in-licensed patent application could expire later than 2024, if issued. The licensed patents for Haven began to expire in November 2019. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Regalia, Grandevo, Zequanox, and Haven and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we may experience downward pressure on overall gross margins as we rollout Haven and Stargus and expand sales of Grandevo and Zequanox. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix, sales incentives such as discounts and rebates and average selling prices.

We manufacture our Regalia, Grandevo and Zequanox products at our manufacturing plant. We continue to use third party manufacturers for Venerate, Majestene, Haven, and Stargus, and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility as sales volumes increase enough to reduce under absorbed labor and overhead from our facility.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent staff in support of product discovery and development activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $3.8 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively, and $10.3 million and $7.7 million for the nine months ended September 30, 2019 and 2018, respectively. We have utilized a significant portion of our research and development resources to improve margins on existing products and pipeline products to market. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our reduced budget.

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

As previously highlighted, during the quarter ended September 30, 2019, we incurred transaction-specific costs in the amounts of $2.7 million related to our acquisitions and $1.4 million related to our previously reported litigation and the accrual of its October 2019 settlement. We do not believe that the increases in expenses attributable to these transactions are representative of our normal operations.

Interest Expense

Beginning in February 2018, after the Company extinguished a significant portion of its debt either through extinguishment, our interest related expenses decreased significantly. As a result of the transaction the Company recognized a one-time gain on extinguishment of debt of $9.2 million which was offset by a change in fair value of derivative liability of $5.2 million and a loss on extinguishment of debt of $2.2 million. See Notes 7 and 13 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in our Annual Report on Form 10-K.

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

We believe our income tax provision could be impacted further by the operating activities attributable to our acquisition of Pro Farm. As of September 30, 2019, no amounts were recognized for income tax provision purposes for the Pro Farm activities from the closing date of the acquisition through September 30, 2019. The Company is still in its preliminary stage of assessing the tax impact of the transaction including completing a transfer pricing study which could impact our income tax provision.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Revenues:
Product	98%	98%	99%	98%
License	2%	2%	1%	2%
Total revenues	100%	100%	100%	100%
Cost of product revenues	49%	52%	45%	52%
Gross profit	51%	48%	55%	48%
Operating Expenses:
Research, development and patent	54%	49%	46%	50%
Selling, general and administrative	138%	77%	96%	90%
Total operating expenses	192%	126%	142%	140%
Loss from operations	-140%	-77%	-87%	-92%
Other income (expense):
Interest expense	-5%	-6%	-4%	-11%
Interest expense to related parties	0%	0%	0%	-3%
Change in estimated fair value of financial instruments	0%	0%	0%	-33%
Gain on extinguishment of debt, net (1)	0%	0%	0%	-14%
Gain on extinguishment of debt, related party (1)	0%	0%	0%	59%
Loss on modification of warrants	-22%	0%	-7%	0%
Loss on issuance of new warrants	-68%	0%	-21%	0%
Other income (expense), net	1%	0%	1%	0%
Total other expense, net	-95%	-5%	-32%	-2%
Loss before income taxes	-235%	-83%	-119%	-94%
Net loss	-235%	-83%	-119%	-94%

(1)	The above includes revised numbers for the nine months ended September 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

Product Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Product revenues	$6,859	$5,310	$22,342	$15,171
% of total revenues	98%	98%	99%	98%

Product revenues during the three and nine months ended September 30, 2019 increased by $1.5 million, or 29.2% and by $7.2 million, or 47.3%, respectively, to the comparative periods in 2018, as a result of higher demand for and sales of our products, led by sales of Regalia, Venerate, and Grandevo product families. We believe demand for our products have increased as a result of our previous investments in resources in sales and marketing.

License Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
	(Dollars in thousands)
License revenues	$107	$115	$337	$330
% of total revenues	2%	2%	1%	2%

License revenues remained consistent for each of the three and nine months ended September 30, 2019 and 2018, respectively, and in line with our expectations.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Cost of product revenues	$3,381	$2,803	$10,298	$8,075
% of total revenues	49%	52%	45%	52%
Gross profit	3,585	2,622	12,381	7,426
% of total revenues	51.5%	48.3%	54.6%	47.9%

For the three months ended September 30, 2019, cost of product revenues increased by $0.6 million or 20.6%. For the three months ended September 30, 2019, gross profit increased to 51.5% from 48.3% in the same period ended September 30, 2018. The cost of product revenues and gross profit as a percentage of revenue increases were led by higher gross margins achieved for Grandevo sales and an overall increase in sales volume of Regalia, Venerate and Grandevo during the three months ended September 30, 2019 as compared to the same periods in 2018.

For the nine months ended September 30, 2019, cost of product revenues increased by $2.2 million or 27.5%. For the nine months ended September 30, 2019, gross profit increased to 54.6% from 47.9%, in the same period ended September 30, 2018. The cost of product revenues and gross profit as a percentage of revenue increases were led by higher gross margins achieved for Grandevo and Venerate sales and an overall increase in sales volume of Regalia and Venerate during the nine months ended September 30, 2019 as compared to the same periods in 2018.

Research, Development and Patent Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Research, development and patent	$3,760	$2,658	$10,336	$7,685
% of total revenues	54%	49%	46%	50%

Research, development and patent expenses for the three and nine months ended September 30, 2019 increased by $1.1 million, or 41.4% and $2.7 million, or 34.5%, respectively, as we continued to focus our research and development resources on margin improvement, improved formulations of already commercialized products and accelerating the research and development on our pipeline of new products.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Selling, general administrative expenses	$9,598	$4,161	$21,876	$13,938
% of total revenues	138%	77%	96%	90%

Selling, general and administrative expenses for the three months ended September 30, 2019 increased by $5.4 million, or 130.7%. The increase for the three months ended September 30, 2019 compared to the third quarter of 2018 was due primarily to a $2.7 million increase in acquisition related costs, $1.4 million related primarily to a legal settlement and the remaining related to salaries, wages, stock-based compensation and compensation bonuses of $1.0 million.

Selling, general and administrative expenses for the nine months ended September 30, 2019 increased by $7.9 million, or 56.7%. The increase for the nine months ended September 30, 2019 compared to the same period ended September 30, 2018 was due primarily to a $3.7 million increase in acquisition related costs, $1.9 million related primarily to a legal settlement and the remaining related to salaries, wages and compensation bonuses of $2.4 million.

Other Expense, Net

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest expense	$(355)	$(300)	$(1,014)	$(1,759)
Interest expense to related parties	-	-	-	(451)
Change in estimated fair value of derivative liability	-	-	-	(5,177)
Loss on extinguishment of debt, net (1)	-	-	-	(2,196)
Gain on extinguishment of debt, related party (1)	-	-	-	9,183
Loss on modification of warrants	(1,564)	-	(1,564)	-
Loss on issuance of new warrants	(4,751)	-	(4,751)	-
Other (expense) income, net	77	14	126	(13)
	$(6,593)	$(286)	$(7,203)	$(413)

(1)	The above includes revised numbers for the nine months ended September 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

For the three and nine months ended September 30, 2019 and 2018, respectively, other expense, net, increased by $6.3 million and $6.8 million, respectively, as compared to the same period in 2018, respectively, primarily due to $1.6 million in loss recognized for the modification of previously outstanding warrants and $4.8 million in loss recognized for the issuance of new warrants in connection with the Company’s call of the exercise of 10,000,000 shares under outstanding warrants.

For the nine months ended September 30, 2018, other expense, net increased by $2.2 million related a loss on extinguishment of debt associated with the convertible debt that was converted into common stock during the nine months ended September 30, 2018 as further discussed in Note 7 to the condensed consolidated financial statements. There was no comparable expense recognized during the three and nine months ended September 30, 2019 or the three months ended September 30, 2018.

During the fourth quarter of 2017 and first quarter of 2018, as further discussed in Note 7 to the condensed consolidated financial statements, we made draws on a convertible note. There was a certain feature of this note that was valued as a derivative. An expense of $5.2 million was recognized related to the change in the underlying fair value of this feature from December 31, 2017 to February 5, 2018, the date the feature and the underlying note were extinguished and converted, respectively. There was no comparable expense recognized during the three and nine months ended September 30, 2019 or the three months ended September 30, 2018. We recognized a loss on extinguishment of debt during the nine months ended September 30, 2018 as a result of the conversion of $10 million of outstanding debt into common stock in partial extinguishment of this debt and extinguishment of $6 million in convertible debt. See Note 7 of the condensed consolidated financial statements for further discussion. There was no comparable expense recognized during the three and nine months ended September 30, 2019 and the three months ended September 30, 2018.

Seasonality and Quarterly Results

In recent years, we have had higher sales during the first half of the year than the second half, and expect this trend to continue. However, the level of seasonality in our business may change due to a number of factors including, our expansion into new geographical territories, the introduction of new products, the timing of introductions of new formulations of products and the impact of weather and climate change. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories such as the southern hemisphere, add or change distributors or distributor programs or introduce new products such as seed treatment with different applicable growing seasons, or if a more significant component of our revenue becomes comprised of sales of Zequanox, which has a separate seasonal sales cycle compared to our crop protection products.

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

Liquidity and Capital Resources

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. We believe that our existing cash and cash equivalents of $7.9 million at September 30, 2019, expected revenues and tightly managed operating costs, and our ability to utilize the option to call the exercise of a portion of outstanding warrants will be sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. We believe that the actions discussed above are probable of occurring and mitigate the substantial doubt raised by our historical operating results. However, we cannot predict, with certainty, the outcome of our actions to grow revenues or manage or reduce costs. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand our international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations. We incorporated additional information regarding risks related to our capital and liquidity described in Part II— Item 1A— “Risk Factors.”

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products.

We had the following debt arrangements in place as of September 30, 2019 (in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$2,787	Due December 31, 2022
Promissory Note (2)	7.50%	$8,685	Monthly/June 2036
Promissory Notes (3)	8.00%	$5,998	Due December 31, 2022
Secured Borrowing (4)	12.78%	$4,958	Varies/November 2019
Loan Facility	1.00%	$83	Proportionately each September 2022, 2023, 2024, 2025
Loan Facility	2.60%	$63	February 2020
Secured Borrowing	15.00%	$1,315	December 2019

(1)	In February 2018, the maturity date and all interest payments were extended to December 2022. See Note 7 of the condensed consolidated financial statements.
(2)	See Note 7 of the condensed consolidated financial statements.
(3)	In February 2018, the maturity date and all interest payments were extended to December 2022. See Note 7 of the condensed consolidated financial statements.
(4)	Payable through the lender’s direct collection of certain accounts receivable through June 2019. See Note 7 of the condensed consolidated financial statements.

In February 2018, we issued, pursuant to the Securities Purchase Agreement entered into on December 15, 2017, 70,514,000 unregistered shares of our common stock and we also converted $51.0 million in outstanding debt principal (including $6.0 million outstanding under the Secured December 2017 Convertible Note and $45.0 million outstanding under long-term senior secured debt instruments) into a portion of the previously mentioned common shares (the “February Stock and Debt Conversion Transaction”). The gross proceeds to us from the offering were approximately $24.0 million, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled $21.8 million. Of the $7.5 million in principal that remained as of June 30, 2019 under these partially converted notes, the maturity dates and future interest payments were extended until the amended maturity date of December 31, 2022. On an annualized basis through 2022, these amendments are expected to save us approximately $4.9 million in cash interest payments. See Notes 7 and 11 of the condensed consolidated financial statements for further discussion of the Company’s debt arrangements.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
	(in Thousands)
Net cash used in operating activities	$(16,395)	$(16,814)
Net cash used in investing activities	$(6,611)	$(496)
Net cash provided in financing activities	$12,684	$36,607
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(10,322)	$19,297

Cash Flows from Operating Activities

Net cash used in operating activities of $16.4 million during the nine months ended September 30, 2019 primarily resulted from our net loss of $27.0 million and the operating assets and liabilities from our acquisition of Pro Farm and Jet-Ag and Jet-Oxide including cash and contingent consideration to be paid in the future. This uses were partially offset by non-cash charges of $10.5 million consisting of $1.6 million related to loss on modification of previously outstanding warrants, $4.8 million related to loss on issuance of new warrant in connection with our call of the exercise of 10,000,000 shares under outstanding warrants, $1.4 million of depreciation and amortization, $1.9 million of share-based compensation expense, $0.6 million of amortization of right-of-use assets and $0.2 million of non-cash interest expense.

Net cash used in operating activities of $16.8 million during the nine months ended September 30, 2018 primarily resulted from our net loss of $14.6 million and cash used by operating assets and liabilities of $3.9 million. These uses were partially offset by non-cash charges of $10.9 million consisting of $5.2 million of fair value change of financial instruments, $2.2 million loss on extinguishment of debt, $1.4 million of depreciation and amortization, $1.3 million of share-based compensation expense and $0.8 million of non-cash interest expense. These non-cash charges were offset by a gain of $9.2 million related to gain on extinguishment of debt with related parties. The above includes revised numbers for the nine months ended September 30, 2018 as disclosed in the Notes 16 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

Cash Flows from Investing Activities

Net cash used in investing activities were $6.6 million and $0.5 million during the nine months ended September 30, 2019 and 2018, respectively. Cash flow from investing activities included $5.8 million, net related to the acquisition of Pro Farm and $0.5 million related to the acquisition of product lines Jet-Ag and Jet-Oxide with the remainder a result from purchases of property, plant and equipment to support our operations.

Other than as a results of purchases of property, plant and equipment to support our operations, no other amounts were used in investing activities for the nine-month period ended September 30, 2018.

Cash Flows from Financing Activities

Net cash provided in financing activities of $12.7 million during the nine months ended September 30, 2019 consisted primarily of $2.9 million in net reductions and repayment of debt offset by $10.0 million related to the exercise of previously outstanding warrants.

Net cash provided in financing activities of $36.6 million during the nine months ended September 30, 2018 consisted primarily of $34.5 million in net proceeds from the issuance of common stock, $17.4 million in proceeds from the issuance of debt, offset by reductions and repayment of debt of $15.2 million.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2019 (in thousands):

	TOTAL	2019	2020 - 2021	2022-2023	2024 AND BEYOND
	(In thousands)
Operating lease obligations	$6,024	$309	$2,384	$2,514	$817
Debt	22,524	6,389	574	8,164	7,397
Interest payments	9,587	158	1,225	4,288	3,916
Total	$38,135	$6,856	$4,183	$14,966	$12,130

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

In January 2016, we entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space in the aforementioned building complex pursuant to the terms of our lease agreement. The initial term of the sublease is for a period of approximately 43 months and commenced on February 1, 2016. The monthly base rent is approximately $5,000 per month for the first 12 months with increases of approximately 5% each year thereafter. The terms of this lease ended in August 2019 and we are currently subject to month to month terms under the original agreement.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2019 and 2018.

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

Interest Rate Risk

We had cash and cash equivalents of $7.9 million as of September 30, 2019, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

Foreign Currency Risk

Revenue and expenses have been primarily denominated in U.S. dollars and foreign currency fluctuations have not had a significant impact on our historical results of operations. In addition, our strategic collaboration and distribution agreements for current products provide for payments in U.S. dollars. With the acquisition of Pro Farm and as we market new products internationally, our product revenues and expenses may be in currencies other than U.S. dollars, and accordingly, foreign currency fluctuations may have a greater impact on our financial position and operating results.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2019.

Changes in Internal Control

For the three months ended September 30, 2019, the only changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting related to those internal controls over acquisitions.

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

As part of our business strategy, we regularly evaluate opportunities for growth through expansion of sales and product offerings in existing or new markets, through acquiring other product lines and businesses or through other strategic or commercial transactions. For example, in September 2019, we completed our acquisition of Pro Farm and the Jet-Ag® and Jet-Oxide® product lines. In the future, we may also pursue other expansion opportunities.

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our stockholders, acquisitions require significant management attention and resources to integrating new properties, businesses and operations. Additionally, we will need to successfully integrate the additional properties into our operating structure in order to realize the anticipated benefits of the acquisitions. Potential difficulties we may encounter as part of the integration process include the following:

●	the inability to successfully incorporate the assets in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the acquisitions;

●	the inability to retain key employees or customers of the acquired businesses;

●	complexities associated with managing the combined business, including difficulty addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technologies, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

●	difficulties associated with internal controls, information systems and operational functions of the acquired companies; and

●	potential unknown liabilities and unforeseen increased expenses associated with the acquisitions.

In addition, it is possible that the integration process could result in:

●	diversion of the attention of our management; and

●	the disruption of, or the loss of momentum in, each our ongoing business or inconsistencies in standards, controls, procedures and policies.

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

Risks related to our operations outside of the United States could adversely affect our operating results.

We face risks arising from our business activities outside of the United States and with non-U.S. customers and suppliers. Instability in the macroeconomic, political, legal, trade, financial, labor or market conditions in the countries where we, or our customers or suppliers, operate could negatively impact our business activities and operations. Some foreign countries in which we operate or may operate have authorities that regulate biopesticides, biostimulants, or plant health and nutrition products. If we do not have appropriate certifications, we could be unable to market and sell our products. Adverse changes in foreign or cross-border regulations applicable to us or customers, such as labor, environment, trade, tax, currency and price regulations could limit our operations, make the manufacture and distribution of our products difficult. In our cross-border business activities, we could experience longer customer payment cycles, difficulty in collecting accounts receivable or an inability to protect our intellectual property. The failure to comply with laws governing international business may result in substantial penalties and fines. Transactions with non-U.S. entities expose us to business practices, local customs, and legal processes with which we may not be familiar, as well as difficulty enforcing contracts and international political and trade tensions. Any expansion of our activities outside of the United States could increase our risk profile. If we are unable to successfully manage the risks associated with our foreign and cross-border business activities, our results of operations, financial condition, liquidity and cash flows could be negatively impacted.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

4.1	Warrant Amendment and Plan of Reorganization Agreement, dated August 6, 2019, by and among Marrone Bio Innovations, Inc., Ospraie AG Science LLC, Ardsley Partners Renewable Energy Fund, L.P. and Ivan Saval (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2019).

4.2	Form of Warrant issuable pursuant to Warrant Amendment and Plan of Reorganization Agreement, dated August 6, 2019, by and among Marrone Bio Innovations, Inc., Ospraie AG Science LLC, Ardsley Partners Renewable Energy Fund, L.P. and Ivan Saval (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2019).

10.1*	Share Purchase Agreement, dated August 7, 2019, by and among Marrone Bio Innovations, Inc., Pro Farm Technologies OY, the Shareholders and Matti Tiainen as Shareholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2019).

10.2	Registration Rights Agreement, dated August 6, 2019, by and between Marrone Bio Innovations, Inc. and the investors named therein. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2019).

10.3*	Asset Purchase Agreement dated September 10, 2019, by and among Austin Grant, Inc., Marrone Bio Innovations, Inc., and Bill Grant and Lucie Grant.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements

* Confidential portions of this exhibit have been omitted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on November 18, 2019.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
Chief Executive Officer

