Form 10-K
period 2019-12-31
MARRONE BIO INNOVATIONS INC
filed 2020-03-16
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $81,572,070 based upon the closing price of the common stock as reported on the Nasdaq Capital Market. This calculation excludes the shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock as of June 30, 2019. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 13, 2020
Common Stock, $0.00001 par value	145,531,261

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

As used herein, “MBI”, the “Company”, “we”, “our” and similar terms refer to Marrone Bio Innovations, Inc., together with its subsidiaries, including Pro Farm Technologies OY (or “Pro Farm”), unless the context indicates otherwise.

Except as context otherwise requires, references in this Annual Report on Form 10-K to our product lines, such as Regalia, refer collectively to all formulations of the respective product line, such as Regalia Maxx, Regalia Rx or Regalia SC, and all trade names under which our distributors sell such product lines internationally, such as SakaliaTM. Our logos, Grandevo®, Regalia®, Venerate®, Zequanox®, Haven®, Majestene®, Stargus®, Zelto®, Amplitude®, Jet-Ag®, Jet Oxide®, Ennoble TM , UBP-110®, LumiBio™, LumiBio Valta™, LumiBio Kelta™, Foramin® and other trade names, trademarks or service marks of MBI appearing herein are the property of MBI. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply relationships with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1. BUSINESS

We strive to lead the sustainable agriculture movement through the discovery, development, production and promotion of effective, efficient and environmentally responsible biological products for pest management, plant nutrition and plant health. We target the major markets that use conventional chemical pesticides and fertilizers, where our biological products are used as alternatives for, or mixed with, conventional products. We also target new markets for which there are no available conventional chemical products or where the use of conventional chemical products may not be desirable (including for organically certified crops) or permissible either because of health and environmental concerns, or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides.

Biological products for pest management (or crop protection) are referred to as biopesticides, or bioprotection products. Biological fertilizers and fertilizer enhancers are referred to as bionutrition products, and biological products for plant health are referred to as biostimulants. The United States Environmental Protection Agency (“EPA”) registers two major categories of biopesticides, including microbial pesticides, which contain a microorganism such as a bacterium or fungus as the active ingredient, and biochemical pesticides, which are naturally occurring substances such as pheromones that disrupt insect mating or plant extracts and fatty acids that inhibit feeding or stop development. Bioprotection products and biostimulants are both comprised of naturally occurring microorganisms, such as bacteria and fungi, biochemicals, such as humic acid and fulvic acids, and plant extracts, such as seaweed extract. Our product lines for crop protection are all EPA registered biopesticides. Our biostimulant and bionutrition product lines do not require federal registration and are more lightly regulated around the globe than bioprotection products.

We sell our products through distributors and other commercial partners to growers who use our bioprotection products to manage pests and plant diseases, our biostimulants to reduce crop stress and both our biostimulants and bionutrition products to increase yields and quality. Out of our Davis, California facilities we have developed and commercialized several patent-protected product lines based on various active ingredients, which we refer to in this Annual Report as our Marrone products, including our Regalia product line (based on the active ingredient knotweed), for controlling plant disease and increasing plant health, our Grandevo and Venerate product lines (based on two new species of bacteria, Chromobacterium subtsugae and Burkholderia rinojensis), each for insect and mite control, our Majestene product line and its turf and ornamentals counterpart brand Zelto (based on the same active ingredient bacterium in Venerate), each for nematode control, and our Stargus product line (based on a new strain of Bacillus nakamurai), for downy mildew and white mold control and increased plant health. In addition, in 2019, we acquired the peroxyacetic acid-based plant health product lines Jet-Ag and Jet-Oxide from Jet Harvest Solutions, which we refer to in this Annual Report as our Jet products, and through our 2019 acquisition of Pro Farm Technologies OY (“Pro Farm”), we added to our portfolio bionutrition and biostimulant product lines, which we refer to in this Annual Report as our Pro Farm products, including UBP and Foramin.

All our products can be used in both conventional and organic crop production. Historically, our bioprotection products have been primarily sold to growers of specialty crops such as grapes, tree fruit, fruiting and leafy vegetables, nuts, leafy greens, medicinal plant and hemp crops and turf and ornamentals. In recent years, selling seed treatments for row crops has become a strategic focus. In January 2017, we entered into a strategic collaboration with Albaugh, LLC (“Albaugh”), to bundle our Venerate product into a seed treatment platform, which expanded our reach to row crops, including cotton, soybeans, corn and wheat. In addition, we sell our Pro Farm products as a seed treatment for corn, soybeans, sunflower and canola, and are expanding our Pro Farm product platform for seed treatment globally.

In addition to our agricultural biological products for crop protection, plant nutrition and plant health, our Marrone products also include Zequanox, a pest management product line that we sell to the water treatment market. Zequanox selectively controls invasive mussels that cause significant infrastructure and ecological damage across a broad range of in-pipe and open-water applications, including hydroelectric and thermoelectric power generation, industrial applications and recreation. We continue to work with power and industrial plants to treat mussel infestations and have also received continued interest from government agencies to use Zequanox to assist in rehabilitating invasive mussel-infested Great Lakes ecosystems, including fishery habitats. As resources have necessitated our focus on our agricultural business, we are working on a strategy that will allow us to better monetize Zequanox and our algaecide water technologies.

We continue to execute on our strategic plan, which focuses our resources on improving and promoting our commercially available products, making accretive acquisitions that can accelerate our growth and revenues, advancing product candidates that are expected to have the greatest impact on near-term growth potential and expanding our international presence and international commercialization of our products. We also continue to focus on finding ways to reduce expenses, conserve cash and improve operating efficiencies, to extract greater value from our products and product pipeline and to improve our support of the global sustainability movement that is core to our cultural values.

In connection with this strategy, in the past two years, we have invested in new headcount in sales and marketing, with increased focus on large growers in our top target crops, on-farm demonstrations, trainings and education on our products, while continuing to provide our product development staff with responsibility for technical sales support, field-trials and demonstrations to promote sales growth. Our research and development efforts are concentrated primarily on supporting existing commercial products with a focus on reducing cost of product revenues, further understanding the modes of action, enhancing product potency, supporting commercial manufacturing and improving formulations while also advancing a select list of pipeline products such as our herbicide and enhanced Majestene products under development.

Industry Overview

Most of the markets we currently target or plan to target primarily rely on conventional chemical pesticides and fertilizers, or, in the cases of corn, soybean, canola and cotton, genetically modified crops. However, the agrichemical industry for crop protection and the fertilizer industry for crop nutrition are facing rapid change due to regulatory actions, consumer concerns and climate change, with slower overall market growth rates worldwide and most conventional agrichemical markets maturing despite more rapid growth in some emerging agricultural markets. Phillips McDougall, an independent advisory firm, estimates the 2019 world agrichemical market at the distributor level at $57.8 billion, increasing only 0.4% from 2018, with Asia Pacific first at $17.2 billion in size, followed by Latin America at $16.7 billion, Europe at $11.3 billion, the NAFTA region at $10.4 billion and the Middle East and Africa at $2.2 billion. All regions declined in growth except Latin America, which grew at 17.6%. Non-crop pesticides such as those used for home, water, pets and animal production also grew modestly, at 3.5% to $7.8 billion. Phillips McDougall also estimates the market for genetically modified crop seeds at $22.0 billion in 2018, a decrease of 1.1% from 2017. According to the Mordor Intelligence, the global fertilizer market was $155.8 billion in 2019 and is expected to grow at 3.8% annually through 2025, with Asia-Pacific accounting for 60% of the global fertilizer market.

In contrast to these low or flat growth rates, demand for effective and environmentally responsible agricultural products continues to expand as growers increasingly turn to biological products to enhance their return on investment. The global market for biocontrol (bioprotection) products was valued by Dunham Trimmer, an independent market research firm, at $3.8 billion in 2018, and has projected this market to grow to $10 billion in 2025, reflecting a 16.5% compound annual growth rate over the period. While the biofertizer (bionutrition) market only comprises about $2.0 billion of the global fertilizer market, according to MarketsandMarkets, it is projected to have a compound annual growth rate of 11.2% from 2019 through 2025. According to Dunham Trimmer the biostimulant market, which does not have a direct chemical comparison, has a global market value of about $2.5 billion, and is growing at 13% annually as well. We believe our current product portfolio and pipeline of technologies address this global demand, particularly in burgeoning agricultural categories like seed treatment and organic production.

Disruptive Biological Technologies

Pest Management

Growers are constantly challenged to supply the escalating global demand for food, while reducing the potentially negative impact of crop protection and production practices on consumers, farm workers and the environment. The dominant technologies for crop protection are conventional chemical pesticides and genetically modified crops. The cost and time to bring one new chemical pesticide to market is estimated to cost over $286.0 million and take an average of 11 years. In addition, major agrichemical companies have invested billions of dollars to develop genetically modified crops that resist pests or have selectively high tolerance to certain conventional chemical pesticides.

Conventional chemical pesticides and genetically modified crops have historically been effective in controlling pests. However, there are increasing challenges facing the use of conventional chemical pesticides such as pest resistance and environmental, consumer and worker safety concerns. Governmental agencies are further pressuring growers, distributors and manufacturers, by restricting or banning, certain classes of conventional chemical pesticide usage. In the European Union (“EU”), many conventional chemical pesticide products have been phased out by key agriculture producing nations, such as France. Also, this trend to ban certain chemical pesticides has expanded into local government levels, where many city and county governments have prohibited the use of certain conventional chemical pesticide products, magnifying the complexity of agrichemical companies’ distribution and regulatory compliance. Consumers, scientists and environmental groups have also voiced concerns about the potential unintended effects of genetically modified crops, including pest and weed resistance. Many weed species have developed resistance to glyphosate, the most widely used herbicide that is sprayed over soybean, corn and cotton crops genetically engineered to tolerate this chemical. Crops resistant to the herbicide dicamba have been recently developed to partially address expanding resistance of weeds to glyphosate, but they are already are facing resistance from growers and state governments due to damage to neighboring crops from dicamba drift. Corn rootworm, a key pest of corn in the United States, has evolved resistance to most of the engineered traits.

In response, an increasing number of growers are implementing integrated pest management (“IPM”) programs that, among other things, combine bio-based pest management products and crop cultivating practices and techniques such as crop rotation, with conventional chemical pesticides and genetically modified crops. Bio-based pest management products are becoming a larger component of IPM programs due in part to continued challenges associated with conventional chemical pesticides and genetically modified crops. We have focused attention to the benefits of integrated programs, branding programs that use our products together with traditional products in tank mixtures or rotations as BioUniteTM - the power of biology with the performance of chemistry. With field trials and demonstrations in various crops, we have quantified the added economic return to growers of the combined program compared to their chemical-only program, showing a higher yield and quality.

Plant Nutrition

Crop nutrition products can be based on natural or synthetically made materials. Chemical fertilizers are under scrutiny because their overuse causes run off and pollution of surface and ground waters. For example, nitrate pollution from nitrogen fertilizers and animal wastes in groundwater has created a widespread water quality problem that can pose serious health risks to pregnant women and infants. As such, a number of mandatory and voluntary programs have been developed by the California State Water Resource Control Board and California Regional Water Quality Control Board to address past and future nitrate pollution. Phosphorus is also a common component of mineral and manure fertilizers, but a large portion of phosphorus applied as fertilizer is not taken up by plants and either builds up in the soil or washes into rivers, lakes and coastal seas or seeps into ground water. This has caused dead zones in the Gulf of Mexico, algal blooms in the Great Lakes and eutrophication. Also, research is increasingly demonstrating the negative impact that synthetic fertilizers have on soil health and the soil microbiome. The support and promotion of soil health has become a key focus and goal of more sustainable agricultural practices that reduce chemical inputs, help mitigate climate change and increase farm profitability, e.g. regenerative agriculture.

On the other hand, bionutrition products can reduce the need for chemical fertilizers by increasing the efficiency of plant uptake of crop nutrients and by providing or generating necessary plant nutrients without the need for chemical fertilizers, such as with nitrogen-fixing bacteria. Our Pro Farm portfolio of technologies of foliar, soil and seed treatment products, enhances growth and yields with much smaller quantities of plant nutrients than would normally be applied to crops by combining key micronutrients with bio-based macromolecules from processed wood waste. We also formally collaborate with the Plant Nutrition division of Compass Minerals to mine our collection of microorganisms for those that help plants take up nutrients more efficiently.

Plant Health

Plant health products are generally referred to in the industry as plant biostimulants, which the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) proposed to define as “a substance(s) or micro-organism(s) that, when applied to seeds, plants, or the rhizosphere, stimulates natural processes to enhance or benefit nutrient uptake, nutrient efficiency, tolerance to abiotic stress, or crop quality and yield.” Since plant stimulants are registered by individual states instead of by the EPA, this is the first time that there is a proposed national definition for this category in the United States.

While various coalitions around the world continue work on a common national or international regulatory framework for biostimulants, because of the lower regulatory barriers, there are many more companies developing and selling biostimulants than bioprotection products, and the quality and efficacy of some of the biostimulant products may not match the manufacturers’ claims. We entered this market in 2018 with Haven, a coconut extract based abiotic stress protectant developed for increasing crop yields and quality, especially when crops are stressed by drought and UV radiation (sunburn) conditions.

Key Agricultural Categories

Seed Treatments

We believe that seed treatments, where crop protection, crop nutrition and plant stimulant products are applied to the surface of seeds before or at planting, are the breakout category for biological agricultural products. While industry estimates vary, our research shows that the global seed treatment market was approximately $4.7 billion in 2018, and Absolute Reports, a market research firm, estimates the biological seed treatment market to grow at a compounded annual growth rate of 11% to $1.38 billion in 2023. Most seed treatments today consist of chemical pesticides enhanced with biostimulant and bioprotection technologies. Indeed, one of our Marrone product lines is now used as a seed treatment, both alone and stacked with other Marrone products, and two other product lines as well as our Pro Farm products are in development as seed treatments.

Organic Production

Certified organic crops such as food, feed, fiber and ornamental plants, are produced without the use of synthetic chemical pesticides and fertilizers, genetic modification or any other bioengineering or adulteration. As such, organic growers are limited in the number of alternatives for pest management and crop nutrition. The U.S. Department of Agriculture, or the USDA, published national production and labeling standards for organic food marketed in the United States in 2000. These standards have contributed to the growth of organic food consumption in the United States, and other countries have implemented similar programs. According to the Organic Trade Association, a trade association of organic suppliers, in 2019, U.S. organic sales of food and fiber were $52.5 billion, of which $47.9 billion were organic food sales, representing 5.7% of all food sales. In 2018, organic food sales grew 6.3% compared to only 2.3% growth for total food sales. Organic fruits and vegetables comprised $17.4 billion of sales in 2018, up 5.4% from 2017. Globally, organic food sales surpassed $100 billion in 2018, with 71.5 million hectares planted, according to a study by the Research Institute of Organic Agriculture performed on behalf of the International Foundation for Organic Agriculture. We believe this growing demand is primarily driven by concerns about food safety and the adverse environmental effects of conventional chemical pesticides and genetically modified crops. All of our EPA-registered products on the market today are certified for use in organic farming.

Regenerative Production

Regenerative agriculture, while not a new concept, has experienced a resurgence as growers seek to bring further resilience and sustainability to farming. Regenerative agriculture is a system of farming principles and practices that increases biodiversity, enriches soils, improves watersheds, enhances the ecosystem and promotes higher health and vitality for farming and ranching communities, while at the same time offering increased crop yields and resilience to climate instability. Robert Rodale, founder of the Rodale Institute, recently coined the term “regenerative organic” to describe a holistic approach to farming that goes beyond the current organic certification to also consider pasture-based animal welfare, fairness for farmers and workers, soil health and land management. Biological products fit well into regenerative agriculture by improving growers’ bottom line without harm to the environment and in some cases improving soil health. In February 2020, we announced a study conducted with the help of the University of California Graduate School of Management that showed that our products have a lower carbon footprint than competing chemical pesticides. In addition, Ennoble, a biofumigant we are developing, was shown in an internal study to reduce harmful plant pathogens while enhancing the microbiome of soil microorganisms, known to be beneficial to soil and plant health.

Other Target Markets

We are also taking steps to commercialize our existing crop protection products, or variations thereof, for other markets. For example, we have launched our Cultivated Garden (CG) versions of Regalia, Grandevo and Venerate for greenhouse, ornamental and medicinal plant use. Although conventional chemical pesticides have traditionally serviced these markets, governmental regulations are restricting their use, and reports indicate that end users increasingly value environmentally friendly products, with some households willing to forego pest control treatments entirely if alternatives to conventional chemical pesticides are not available.

In addition, we have developed Zequanox to address the damage caused by invasive zebra and quagga mussels, which clog pipes, disrupt ecosystems, encrust infrastructure and blanket beaches with razor-sharp shells. Industry reports estimate that these mussels cause approximately $1.0 billion in damage and associated control costs annually in parts of the United States alone. There are limited treatment options available, many of which are toxic to aquatic flora and fauna. To date, most treatment options have been focused either on manual removal of the mussels, which is time consuming and costly, or conventional chemical treatments, which potentially jeopardize the environment and human health and are coming increasing scrutiny by regulatory agencies.

Benefits of Biological Agricultural Products

While conventional chemical pesticides are often effective in controlling pests, some of these chemicals are acutely toxic, some are suspected carcinogens, and neurotoxins, and some can have other harmful effects on the environment and non-target organisms, such as pollinators and fish. Health and environmental concerns have prompted stricter legislation around the use of conventional chemical pesticides, particularly in Europe, where the use of some highly toxic or endocrine-disrupting chemical pesticides are banned or severely limited and the importation of produce is subject to strict regulatory standards on pesticide residues. Over the past two decades, U.S. regulatory agencies have also developed stricter standards and regulations, especially California, which, for example, recently restricted the use of the insecticide chlorpyrifos, along with New York and Hawaii. Furthermore, a growing shift in consumer preference towards organic and sustainable food production has led many large, global food retailers to require their supply chains to implement these practices, including the use of bio-based pest management and fertilizer solutions, water and energy efficiency practices and localized food product sourcing.

Aside from the health and environmental concerns, conventional chemical pesticide users face additional challenges such as pest resistance and reduced worker productivity as workers may not return to the fields for a certain period of time after treatment. Costs of using conventional chemical pesticides are also increasing due to a number of factors, including raw materials costs, stringent regulatory requirements and pest resistance to conventional chemical pesticides, which requires increasing application rates or the use of more expensive alternative products. Twenty-five percent of carbon emissions come from agriculture. Therefore the carbon footprint of agricultural production is under scrutiny, with an increased focus on production practices, tools and technologies that can be more climate friendly, including reduced and more efficient use of crop inputs, including and pest management, plant nutrition and plant health products.

With increasing costs, regulatory and consumer pressure on conventional chemical pesticides, fertilizers and genetically modified crops and the efficacy of biological pest management, plant nutrition and plant health products become more widely recognized among growers, biological agricultural products are gaining popularity and represent a strong growth sector. Growers are increasingly incorporating biological products into their integrated pest management (IPM) production programs as they recognize biological products can increase yields, quality and return on investment. Biological products help create the type of sustainable, regenerative agriculture programs that growers, consumers and food companies increasingly emphasize.

Many biological products can perform as well as or better than conventional agricultural products. The low cost of gene sequencing and advancements in molecular tools, such as tools to measure plant and microbe responses, at a genetic level, to external stimuli (e.g. fermentation media, bioprotectants and biostimulants) and new formulation technologies have led to significant improvements in the development of biological products. When used in rotation or in spray tank mixtures or combined on the seed with conventional chemical products, biological products can increase crop yields and quality over chemical-only programs. Industry reports, as well as our own research, indicate that biological products can affect plant physiology and morphology in ways that may improve crop yield and can increase the efficacy of conventional chemical products. In addition, pests rarely develop resistance to bioprotection products due to their complex modes of action. Likewise, bioprotection products have been shown to extend the product life of conventional chemical pesticides and limit the development of pest resistance, a key issue facing users of conventional chemical pesticides, by eliminating pests that survive conventional chemical pesticide treatments. Most biological products are listed for use in organic farming, providing those growers with compelling options to protect or increase yields and quality. Given their generally lower toxicity compared with many conventional chemical products, biological products can add flexibility to harvest timing and worker re-entry times and can improve worker safety. Many bioprotection products are also exempt from regulations limiting residues levels that apply to conventional chemical pesticides. Bioprotection products may not be subject to chemical residue restrictions by food retailers and governmental agencies (“exempt from tolerance”), which provides growers with greater flexibility to use biological products in the critical last few sprays before harvest and still allow growers export their crops to the higher priced and array of export markets.

From an environmental perspective, biological products have significant advantages over conventional agricultural products, which not only helps growers and consumers, but also can reduce development and commercialization costs. Biological products have low toxicity, posing low risk to most non-target organisms, including humans, other mammals, birds, fish and beneficial insects. Biological products are biodegradable, resulting in less risk to surface water and groundwater and generally have low air-polluting volatile organic compound content. In addition, biological products can increase soil health, fit into regenerative agriculture systems and reduce growers’ carbon footprint, largely due to the significantly lower overall energy consumption in the manufacture of biological products. Because biopesticides tend to pose fewer risks than conventional pesticides, bio pesticides typically require significantly fewer toxicological and environmental safety studies to demonstrate product safety. The reduced time to review a smaller data package usually associated with biopesticides results in a lower registration fee. As a result, both the time and money required to bring a new product to market are significantly reduced.

Our Solution

We produce novel, cost competitive and effective biopesticide/bioprotection, bionutrition, and biostimulant products that are designed to be compatible with existing pest management and crop production practices, equipment and infrastructure. This allows them to be used as alternatives to, or mixed with, conventional chemical pesticides and fertilizers. Additionally, our products are available in markets for which there are no available conventional chemicals or the use of conventional chemical products may not be desirable or permissible because of health and environmental concerns, or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. We believe that compared with conventional chemical products, our products:

●	can be competitive from a cost benefit perspective and provide added return on investment to our customers;
●	are exempt from residue restrictions applicable to conventional chemical pesticides in both the agriculture and water markets;
●	provide viable alternatives where conventional chemical pesticides and fertilizers and genetically modified crops are subject to regulatory restrictions;
●	meet stringent organic farming and regenerative organic requirements;
●	comply with market-imposed requirements for sustainability by food processors and retailers;
●	improve worker productivity by shortening field re-entry times after spraying and allowing spraying up to the time of harvest;
●	are less likely to result in the development of pest resistance;
●	can result in significant net reductions in greenhouse gas emissions; and
●	are environmentally and pollinator friendly.

In addition, our experience has shown that when our products are combined with conventional chemical pesticides and fertilizers, they can:

●	increase the effectiveness of conventional chemical products while reducing their required application levels;
●	increase levels of pest control and consistency of control;
●	increase plant vigor and crop yields;
●	increase crop quality, including producing crops with higher levels of protein, better taste and color and more attractive flowers; and
●	delay the development of pest resistance to conventional chemical pesticides.

We believe that the benefits of our products will encourage sustained adoption by end users. For example, we have seen that growers that have used our products on a trial basis in one year have generally continued to use our products in higher levels in subsequent years.

Finally, we are proud of the results of our recently completed study, conducted in cooperation with the UC-Davis Graduate School of Management, showing that switching from conventional chemical pesticide products to our current biopesticides would, potentially, result in average net reductions of greenhouse gas emissions of 69% to 91% (or 39 to 46 Kilograms of CO2 equivalents per acre per year). We believe the environmental benefits of our products and our promotion of environmental stewardship, social responsibility and good governance (“ESG”) through our leadership in the sustainable agriculture movement puts our Company in a strong market position as customers, strategic partners, investors and other stakeholders continue to assess ESG factors in their decision making.

Our Competitive Strengths

Commitment to Biological Products

Our belief in and commitment to our vision is our greatest strength. We believe that the world needs more regenerative, organic and sustainable products and practices, and our goal is to champion that cause with transparency for consumers, and affordability and high performance for growers. Our experience has shown that by using biological pest management, plant nutrition and plant health products, growers can benefit the environment and produce healthier food while improving yields. Additionally, biological products have modes of action that differ fundamentally from conventional chemical products. We believe MBI has long been recognized as a thought leader in the biological product industry, and we have consistently sought to educate growers in the use and benefits of these products, both alone and mixed with conventional chemical products. We believe our drive to convert agricultural acres to these sustainable practices will make us disruptive. We believe biological products are the future of agriculture.

Commercially Available Products for Fast Growing Market Categories

Our commercially available biological product portfolio provides growers with comprehensive solutions from planting to harvest: increasing plant vigor and health, controlling pests and diseases, reducing crop stress, increasing yields and improving plant nutrient use efficiency, all of which provide growers a better return on investment for their farming operation. We currently offer six EPA-approved crop protection lines, including Regalia, Grandevo, Venerate, Majestene/Zelto, Stargus, and our recently acquired Jet-Ag/Jet-Oxide offering. We also offer Haven, an abiotic stress solution that is not subject to EPA registration and that we introduced in 2018, and our subsidiary Pro Farm, which we acquired in September 2019, has a portfolio of bionutrition and fertilizer products based on the similar technology for use as seed, soil and foliar treatments, including UBP Seed Treatment, UBP-110, Foramin ST 0-0-11, and Foramin 0-0-8. In addition, in January 2017, we entered into a strategic collaboration with Albaugh for our Venerate product, to be included in their seed treatment platform, which expanded our reach to seed treatment and several millions of acres of row crops including cotton, soybeans and corn. In 2018 we launched the CG (Cultivated Garden) line for Regalia, Grandevo and Venerate, which is targeted for medicinal plant growers, greenhouse flower and vegetable growers, home gardeners and small acreage farmers.

We believe we will be able to leverage growers’ positive experiences using our older products to accelerate adoption of our newer products, increasing the number of product applications in the same season and optimizing our product portfolio. We believe a product portfolio that encompasses a range of grower needs from planting to bloom to harvest allows us to compete with larger companies, to strengthen relationships with growers and distributors and to not be dependent on any one product or product category and to grow faster. Further, we will continue to pursue opportunities to broaden the commercial applications and expand the use of our industry-leading portfolio of existing products lines into several key end markets, including large-acre row crop applications, seed treatment, turf, medicinal plant and hemp crops, forestry and public health to help drive significant growth for our company.

Highly Characterized and Proprietary Natural Product Chemistries

Our products generally have modes of action that are often both complex and novel. Our expertise in natural product chemistry and analytical chemistry enables us to identify and characterize the compounds produced by the microorganisms, which we optimize and patent. Because we can measure key active compounds in product fermentation and formulation, and do not need to rely on live microbes, we have developed products that are more consistent from batch to batch, have longer shelf lives and allowing them to be more effective against a broader spectrum of pests and applications. We believe this also enables our products to be more effective than competitor biological products that are based solely on live microorganism with little or no characterization of the active biochemical compounds. Our focus on the natural product chemistries allows us to continually drive lower costs, higher product gross margins and efficacy through higher yields and potency. Further, as a result, our technology does not just include patents related to microbes, but also patents and trade secrets related to the work we have done to characterize, formulate, develop and manufacture our products, giving us a strong proprietary position in all our commercialized product lines.

Rapid and Efficient Development Process

We believe we have demonstrated our ability to develop and commercialize novel and effective products faster and at a lower cost than most developers of biological products. For example, we have moved each of Regalia, Grandevo, Venerate, Majestene/Zelto, Stargus, Haven and Zequanox through development, EPA approval and first U.S. launch in approximately four years or less at a cost of $3.0 million to $6.0 million per product. Thereafter, we have continued to develop and refine these products, reducing manufacturing costs, producing new formulations, applying for expanded use labels and seeking new overseas markets, in each case at a cost of less than $10.0 million per product line internationally. In comparison, a report from Phillips McDougall shows that the average cost for major agrichemical companies to bring a new crop protection product to market has been over $286.0 million, and these products have historically taken an average of eleven years to move through development, regulatory approval and market launch.

In-House Manufacturing Capabilities

In 2014, we completed the repurpose of a manufacturing facility that we purchased in July 2012 by installing three 20,000-liter fermentation tanks and constructing a dedicated building to house them, which has enabled us to manufacture certain of our products in-house, including our National Organic Program compliant products. In 2017, we completed a medium-scale granulation line for Grandevo WDG (Wettable Fry Granule). In 2018, we completed the installation of an automated packaging and labeling line. We have shown that greater control of our own manufacturing capacity allows us to scale-up processes and institute process changes more quickly and efficiently while ultimately lowering manufacturing costs over time to achieve desired margins and protecting the proprietary position of our products. We continue to use third party manufacturers for our Venerate, Majestene/Zelto, Haven, Pro Farm and Jet-Ag products and for spray-dried powder formulations of Grandevo and Zequanox. We are developing plans to retrofit our fermentation tanks in order to permit manufacture of Venerate and Majestene at our plant, and we also expect to bring Haven production into the plant in 2020. We also have a 12% ownership interest in the Russian plant that supplies third party vendors with raw materials for and produces some of our Pro Farm products.

Our Growth Strategy

Develop Integrated Programs Under the BioUnite Brand

Our products are not “for organic use only.” We have shown that integrating biologicals into agricultural programs with conventional products can provide higher yields and quality than chemical-only programs across a broad range of specialty and row crops. We have branded the integrated program “BioUnite”: “the power of biology with the performance of chemistry.” We believe this approach is driving growth and market share in our targeted key crops.

Promote and Enhance Seed Treatment Portfolio

We expect that eventually, substantially all seeds for use in modern agriculture will be treated with one or more biological products. Accordingly, promoting and enhancing our seed treatment portfolio has been a strategic focus for our company. Since 2017, our Venerate technology has been used in Albaugh’s BIOst-branded seed treatment products, stacked along with their traditional chemistries and our technology is also used in Albaugh’s all-biological seed treatment for organic production. We have also developed an all-biological treatment with Groundwork BioAg’s mycorrhizae technology, which has shown efficacy as good as or better than competing seed treatments, whether using synthetic chemicals alone or in combinations with other biological products. Our recently acquired subsidiary Pro Farm is rapidly expanding our global revenues from seed treatments, especially in Europe, where Pro Farm has entered into a strategic, long-term exclusive commercial agreement with Corteva, Inc., one of the two largest seed companies in the world, to develop and commercialize a suite of seed-applied biological products based on our proprietary Pro Farm technology platform. In Latin America, hundreds of trials and demos are underway for seed treatment use of our portfolio of Marrone and Pro Farm bionutrient and bioprotection products.

Acquire or License Accretive Products and Technologies

We actively search for products and technologies that can enhance our portfolio and grow our business. In the third quarter of 2019, we acquired Pro Farm and two product lines from Jet Harvest Solutions. The Pro Farm acquisition provides us with an expanded international footprint in markets where biologicals are growing faster than the United States and significantly expanded our seed treatment portfolio. We expect sales of our Pro Farm products to drive rapid growth at gross margins that are expected to be higher than our current bioprotection products, and such sales contributed significantly to our revenues in the fourth quarter of 2019. Our Jet products are complementary to our fungicide product lines, Regalia and Stargus: Regalia and Stargus prevent fungal and bacterial diseases, while Jet-Ag and Jet-Oxide can clean them up after they are already present.

Target International Markets

Expanding international sales is an important component of our growth strategy, but the global markets for pest management products are intensely competitive and highly regulated. Our plan is to focus on key countries and regions with the largest and fastest growing biopesticide and plant health product markets for specialty crops and select row crops. We are working with regional distributors and distributors in key countries who have brand recognition and understand how to test and market biopesticides. Our acquisition of Pro Farm has catapulted our international business, especially in Europe where we expect Pro Farm products to be applied to 10 million hectares in the 2020 and 2021 growing seasons through a collaboration with Corteva, Inc. one of the largest global seed companies. As bionutrition and biofertilizer products, our Pro Farm lines can enter international markets sooner than our bioprotection products. We also expect our acquisition of Pro Farm will be a driver of growth in Latin America, where we are conducting hundreds of trials and demonstrations.

Leverage Our Technology Through Collaborations

Our focus and expertise in biological products and natural product chemistries, as well as our 18,000-specimen microbial collection that is rich in pipeline product candidates, allow us to be a partner of choice for other businesses looking for development partners and for larger companies wanting to leverage their technology into new combination products. For example, Compass Minerals has partnered with us to tap into our microbial collection and potentially combine our technologies and resources with their plant nutrients to develop new products that improve the efficiency of plant nutrient uptake. In addition, Valagro has partnered with us to combine their seaweed extracts with our microorganisms to create products with enhanced functionality and value for growers.

Our Products Lines

Marrone Product Lines

The table below summarizes our current portfolio of commercially available Marrone product lines, which have been able to move through development, EPA approval and first U.S. market launch in four years or less and at a cost of $3.0 million to $6.0 million. We have continued to develop and refine these products after initial launch, producing new formulations, applying for expanded use labels and seeking new markets.

NAME	MARKET	USE	DESCRIPTION	STATUS
Regalia (liquid formulations)	Crop Protection, Home and Garden, Turf and Ornamentals	Plant Disease/Plant Health	Protects against fungal and bacterial diseases and enhances yields/quality	Commercially Available Domestically and Internationally
Grandevo (dry formulations)	Crop Protection, Home and Garden, Turf and Ornamentals, Seed Treatment	Insects and Mites	Controls a broad range of sucking and chewing insects through feeding	Commercially Available Domestically and Mexico; International Expansion Efforts Underway
Venerate (liquid formulation)	Crop Protection, Home and Garden, Turf and Ornamentals, Seed Treatment	Insects and Mites	Controls sucking and chewing insects on contact	Commercially Available Domestically and Mexico; International Expansion Efforts Underway
Majestene (liquid formulation)	Crop Protection, Turf and Seed Treatment	Plant Parasitic Nematodes/Soil-Borne Insects	Controls soil-dwelling nematodes by preventing and reducing root galls, and by reducing adult reproduction and egg hatch. Also control certain soil borne insects.	Commercially Available Domestically, International Expansion Efforts Underway
Stargus (liquid formulation)	Crop Protection, Home and Garden, Turf and Ornamentals, Seed Treatment	Plant Disease/Plant Health	Protects against fungal and bacterial diseases and enhances yields	Commercially Available Domestically, Canada and Mexico. International Expansion Efforts Underway
Haven (liquid formulation)	Crops, Home and Garden, Turf	Sun stress/Plant Health/Quality	Reduces sun stress and dehydration and increases yields and quality	Commercially Available Domestically and in Canada
Zequanox (dry formulation)	Water Treatment	Invasive Mussels (In-Pipe and Open Water Habitat Restoration)	Controls invasive mussels that restrict water flow in industrial and power facilities and harm recreational waters	Commercially Available Domestically and in Canada

Regalia Product Line

●	Biofungicide,

●	Crop Protection (Specialty and Row Crops), Home and Garden, Ornamentals, Seed Treatment

●	Commercially Available Domestically and Internationally

Regalia is the master brand name for our plant extract-based fungicidal biopesticide, or “biofungicide,” product line.

Regalia is a liquid formulation made from an extract of the giant knotweed plant and acts by turning on a plant’s “immune system,” a process called induced systemic resistance. Regalia also enhances the efficacy of major conventional chemical fungicides, and we have received issued patents on this synergism. Regalia also is effective for seed treatment of soybean, corn and cotton, for which we have filed a patent application and have field tests underway, and we have received an issued patent on the effects on root growth and yield when Regalia is applied to the seed or as a root stimulant.

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

We first launched Regalia SC, an earlier formulation of Regalia, into the Florida fresh tomatoes market in December 2008. This formulation had a limited label with a few crops and uses on the label but was not compliant for organic listing. We have since developed improved and expanded product versions as shown in the table below.

LABEL	APPROVAL YEAR	USDA NOP STATUS	CONCENTRATION	KEY DEVELOPMENT / NEW USE
Regalia SC	2008	Not organic	5%	Limited label
Regalia	2010	Organic	5%	Expanded crops; California label
Regalia	2011	Organic	5%	Soil applications
Regalia Rx	2012	Organic	5%	Row crops plant health, yield claims
Regalia Maxx	2012	Organic	20%	International market formulation
Regalia	2016	Organic	5%	Better mixing formulation
Regalia CG	2018	Organic	5%	Medicinal plant and other indoor uses
Regalia	2020	Organic	5%	Hemp
Pacesetter™	2020	Organic	12%	Concentrate for row crops

Grandevo Product Line

●	Bioinsecticide, Biomiticide and Bionematicide

●	Crop Protection (Specialty and Row Crops), Home and Garden, Turf and Ornamentals, Seed Treatment

●	Commercially Available Domestically and in, Mexico, International Expansion Efforts Underway

Grandevo is based on a new species of microorganism, Chromobacterium subtsugae, which was discovered by a scientist at the USDA-ARS in Beltsville, Maryland, and which we have licensed and commercialized. Grandevo is a powerful feeding inhibitor: insects and mites become agitated when encountering it, stop feeding in less than one minute, and will starve, or, if they do ingest it, die from disruption to their digestive system. Grandevo also reduces the number of eggs or offspring of many target insects and mites. Grandevo is particularly effective against certain chewing insects (such as caterpillars, some weevils such as pecan weevil and beetles) and sucking insects (such as Lygus mealybugs, as well as thrips and psyllids, which are respectively known as “corn lice” and “plant lice”) and some flies, such as the spotted wing drosophila. Trials to date and reports from grower use have shown instances of commercial levels of efficacy as good as the leading conventional chemical pesticides on a range of chewing and sucking insect and mite pests, including two invasive species of psyllid affecting citrus and potato crops. Grandevo has also shown significant control of other pests such as plant-feeding fly larvae, white grubs in turf grass. Grandevo has also shown efficacy against corn rootworm, a major pest of corn, which has reportedly developing been resistance to corn engineered for rootworm control. Grandevo has also shown efficacy against other soil pests, including wireworms, root maggots and nematodes. Field trials are ongoing to further characterize Grandevo’s activity against new foliar and soil-borne pests in international markets where there are often different but related pests. Grandevo has been tested over three years in the United States in-furrow and as a seed treatment for soil insects and nematodes on corn, soybeans, cotton and wheat. In 2019 seed treatment trials in Europe showed good performance, resulting in higher yields on corn. As liquid formulations are favored in the seed treatment market, a key strategic area for our company, we have developed and are testing a new liquid formulation of Grandevo that is not yet commercially available.

We obtained a co-exclusive license for the bacterial strain used in our Grandevo product line while Grandevo was undergoing primary screening as a potential product candidate. However, as of January 2018, the USDA has indicated that we are the only current licensee. Since licensing the microorganism, we completed the testing and development necessary to produce and commercialize an EPA-approved product and have filed our own patent applications with respect to the microorganism, including its genome, synergistic combinations with conventional chemical pesticides, product formulations containing the bacterial strain as well as the chemistry produced by the microorganism upon which Grandevo is based. We have issued U.S. patents on one of these novel compounds produced by the bacteria and novel insecticidal and nematicidal uses. We also have an issued patent on the water dispersible granule formulation of Grandevo. All Grandevo formulations are USDA National Organic Program compliant.

Field trials supporting international expansion of Grandevo are underway or completed in many key countries around the world. A June 2015 policy decision by the European Commission, the European Food Safety Authority and a Working Group of EU Member States has allowed Grandevo, which contains only non-viable bacterial cells, to be evaluated as a microbial pesticide. Until this EU decision, only pesticides containing live microbes could be evaluated under EU regulation. Grandevo is also being assessed under the Netherlands Government’s “Green Deal” Initiative, which has been created with an aim to “speed up the sustainability of PPPs (plant protection products) in agriculture and horticulture by facilitating the authorization of green PPPs with a low risk for humans, animals and the environment.” Grandevo has received completeness determination from the Netherlands, and the process has begun for the evaluation for Annex 1 listing and commercialization in the EU. A draft decision completed by the Netherlands in 2016 recommended we conduct certain additional toxicology and product characterization studies which are scheduled for completion in 2020. Thereafter, we plan to re-submit Grandevo to the EU in 2021. Our main product labels for our Grandevo product line, as well as our next anticipated label, are summarized in the table below:

LABEL	YEAR	FORUMLA TYPE	KEY DEVELOPMENT / NEW USE
Grandevo SC	2011	Liquid	Limited label in Florida
Grandevo	2012	Wettable Powder	Expanded crops and states
Grandevo	2016	Wettable Powder	Bee friendly EPA label
Grandevo	2016	Wettable Powder	Mexico approval
Grandevo WDG	2016	Water Dispersible Granule	U.S. approval and launch
Grandevo CG	2018	Water Dispersible Granule	Cannabis; other indoor applications
Crescendo	2018	Water Dispersible Granule	Turf applications for Albaugh
Grandevo ST	2018	Wettable Powder	Seed treatment
Grandevo SC v2	Anticipated	Liquid	For all crops; in development

Venerate Product Line

●	Bioinsecticide and Biomiticide

●	Crop Protection, Home and Garden, Turf and Ornamentals

●	Commercially Available Domestically and in Mexico, International Expansion Efforts Underway

Venerate, a liquid formulation, is based on a microbial fermentation of a new bacterial species we isolated using our proprietary discovery process. We have identified compounds produced by the microorganism in Venerate that control a broad range of chewing and sucking insects and mites, as well as flies and plant parasitic nematodes, that on contact, act as a novel growth regulator, disrupting molting and development to the next stage. This mode of action is complementary to the anti-feeding effects of Grandevo and we often recommend them both in programs, starting with Grandevo before populations increase then with Venerate for population control. We have conducted field trials on several crops and insects and mites, many of which show efficacy as good as leading conventional chemical pesticides. Like Grandevo, Venerate has shown positive results in field trials against soil insects of corn, wheat and soybeans applied both in-furrow and as seed treatments, and has shown broad spectrum activity across a wide range of pests, including Asian citrus psyllid, corn rootworm, and certain caterpillars and weevils. Venerate controls some pests that Grandevo is weaker on such as scales, walnut husk fly and pepper weevil, while Grandevo is better on spotted wing drosophila and pecan weevil. Both work well on mites, Lygus, thrips, whiteflies, psyllids and mealybugs. We have focused on the application of Venerate against navel orangeworm on almonds with our BioUnite program in California. All commercial formulations of Venerate are USDA National Organic Program Compliant.

We have received a U.S. patent on the microorganism and received patents on the natural product compounds that demonstrate insecticidal and nematicidal activity, and on product formulations containing the microorganism.

In August 2016, we entered into a strategic collaboration with Albaugh to expand our reach into the row crop market, including crops such as cotton, soybeans and corn, through Albaugh’s BIOST platform. The BIOST platform delivers a broad portfolio of highly effective and proven biological seed treatments through proprietary formulations that utilize our Venerate product. We supply Albaugh with Venerate, and Albaugh is responsible for the promotion, sale and services related to BIOST products. In 2019, Venerate was applied to five million acres of cotton, corn and soybeans in the United States.

Field trials for international expansion of Venerate are underway or completed in many key countries around the world. Our main product labels for our Venerate product line, as well as our next anticipated label, are summarized in the table below:

LABEL	YEAR	FORMULA TYPE	KEY DEVELOPMENT / NEW USE
Venerate	2014	Liquid	US Launch
Venerate XC	2016	Liquid	Increased natural product compounds, reduced rate by approximately 2X
Venerate XC	2016	Liquid	Approved in Mexico
Venerate XC	2016	Liquid	Used by Albaugh in their BIOST seed treatment
Venerate CG	2018	Liquid	Medicinal plant; other indoor applications
Venerate	Anticipated	Liquid	Increased potency formulation

Majestene Product Line

●	Bionematicide and Bioinsecticide

●	Crop Protection, Ornamentals and Turf, Seed Treatment;

●	Commercially Available Domestically; International Expansion Efforts Underway

Majestene is a bionematicide and soil insecticide we have developed based on the microorganism in Venerate. This nematicide is active against a broad range of nematodes, and in field trials it has been as effective as the leading conventional chemical nematicide against soybean cyst, root knot, lesion, stunt, reniform, lance and burrowing nematodes. Crops tested include soybean, corn, cotton, strawberry, turf, tomato, pepper, squash, potato, sweet potato, and banana. We consider our new improved Majestene product (MBI-306) that we are developing to be one of the most promising new products for the company. In 2019, we demonstrated high performance of this version in furrow on corn and soybeans and for soil and foliar treatments of nematode and insect pests at substantially lower rates per acre than our current product. In some trials, it outperformed Majestene and the current commercial chemical standard, and also outperformed Venerate XC against foliar insects. R&D and Regulatory are conducting all the work to submit MBI-306 to the EPA in late 2020 or early 2021. All commercially available Majestene formulations are USDA National Organic Program compliant. We have been issued a U.S. patent for use of the bacterial strain in Majestene/Zelto for use as a nematicide. Our main product labels for our Majestene product line, as well as our next anticipated label, are summarized in the table below:

LABEL	YEAR	FORMULA TYPE	KEY DEVELOPMENT / NEW USE
Majestene	2014	Liquid	EPA label approval
Majestene	2015	Liquid	Expanded label
Majestene	2016	Liquid	US launch
Zelto	2018	Liquid	Turf and ornamentals
MBI-306	Anticipated	Liquid	Active R&D program; reduce use rate

We have been issued a U.S. patent for use of the bacterial strain in Majestene/Zelto for use as a nematicide.

Stargus Product Line

●	Biofungicide

●	Crop Protection, Home and Garden, Turf and Ornamentals, Row Crops

●	Commercially Available Domestically, Approved in Canada and Mexico; International Expansion Efforts Underway

Stargus is based on microbial fermentations of a newly identified Bacillus nakamurai strain we isolated using our proprietary screening platform. Stargus is a biofungicide, targeting difficult to control plant diseases such as Sclerotinia white molds, gray mold/bunch rot and downy mildews. We have identified different compounds, some of which are novel, produced by the microorganism in Stargus that control a broad range of plant diseases. We have received a U.S. patent covering fungicidal uses and have been issued a U.S. patent on related claims. We have also completed sufficient field trials in Europe to support uses on potatoes, grapes and sugar beets, and anticipate submitting Stargus to the Netherlands, as our EU rapporteur member state, in 2020. We are producing Stargus with a third-party manufacturer. All Stargus formulations are USDA National Organic Program compliant. Our main product labels for our Stargus product line, as well as our next anticipated label, are summarized in the table below:

LABEL	YEAR	KEY DEVELOPMENT / NEW USE
Stargus	2017	EPA approval; 4th quarter launch in selected states
Stargus	2018	US launch
Stargus	2019	Canada and Mexico approval
Stargus	2020	California approval and EPA approval for hemp
Stargus	Anticipated	Concentrated version for international markets

Haven Product Line

●	Plant Health

●	Crops, Turf and Ornamentals

●	Commercially Available Domestically and Approved in Canada; International Expansion Efforts Underway

Haven is a plant health product that is applied to the leaves of plants to reduce sun stress. In stressful environments, such as intense sunlight or drought, crops lose yield and quality. Haven is based on a technology of naturally-derived, plant-based (coconut) compounds that we licensed from Kao Corporation for use in the United States. The licensed patents are directed to methods of promoting plant growth and increasing biomass and crop yield. Haven reflects light and heat from leaves, which lowers plant temperatures, resulting in less stress to the crops and higher yields and quality. Haven also increases the plant’s uptake of water and nutrients when under stress. Field trials in 2014 in the United States and Chile demonstrated a reduction in sun-stressed fruit and an increase in quality characteristics on citrus, apples and grapes, increased yields on walnuts, almonds and wheat, often equal to or better than the commercial standard, and increased turf growth. Unlike competing products, Haven does not leave an undesirable deposit or residue on crops. Field trials in over the last four years have demonstrated increased yields, plant growth and/or quality of almonds, walnuts, apples, corn, tomatoes, blackberries, grapes and citrus. As an abiotic stress solution, Haven does not require EPA registration, and we launched Haven commercially in March 2017. We received California approval in January 2018 and approval for Canada in December 2018. Commercialization efforts are also underway in the European Union, Mexico, Brazil and other Latin American countries. Our main product labels for Haven product lines are summarized in the table below:

LABEL	YEAR	KEY DEVELOPMENT / NEW USE
Haven	2017	U.S. launch
Haven	2018	California
Haven	2019	Canada

Zequanox

●	Biomolluscicide

●	Water Treatment: Targets Invasive Mussels (In-Pipe and Open Water Habitat Restoration)

●	Commercially Available Domestically and in Canada

●	USDA “BioPreferred” Program Certified Product

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

Zequanox is the only EPA-approved product for open water application in the United States other than copper, which is rarely used due to its negative environmental effects. At recommended application rates, Zequanox is not toxic to other aquatic life, including ducks, fish, crustaceans and other bivalve species such as native clams or mussels. Zequanox is safe to workers, less labor intensive and requires shorter treatment times as compared to conventional chemical pesticides. Zequanox can be used by power plants and raw water treatment facilities as an alternative to conventional chemical treatments such as chlorine, or as a complement to those products.

We entered into a license agreement with The University of the State of New York pursuant to which we were granted an exclusive license under the University’s rights relating to the bacterial strain used in our Zequanox product line. Their patents under this license have since expired and we have no further obligations under this agreement.

We have not allocated any research and development resources to Zequanox since 2014, as we have elected to prioritize our agriculture business, however we continue to work with selected power and industrial customers for in-pipe treatments, as well as with government and non-governmental organizations for open water treatments, including a successful fisheries habitat restoration treatment in Lake Michigan.

Pro Farm and Jet Product Lines

The table below summarizes our current portfolio of commercially available Pro Farm and Jet product lines:

NAME	MARKET	USE	DESCRIPTION	STATUS
UBP / Foramin (dry formulation)	Crops, Home and Garden	Fertilizer; Foliar; Seed Treatment	Nutrient complex for increasing plant health, yield and quality	Commercially Available Internationally (UBP) and Domestically (Foramin)
LumiBio Valta / Kelta (liquid formulation)	Crops, Home and Garden	Seed Treatment	Nutrient complex for increasing plant health, yield and quality	Commercially Available Internationally
Jet-Ag and Jet-Oxide (liquid formulation)	Crops, Turf and Ornamentals	Plant Disease; Sanitation	Stops molds and bacteria on plants and other surfaces	Commercially Available Domestically and in Canada

Pro Farm Product Lines

●	Bionutrition (Fertilizer, Foliar, Seed Treatment)

●	Crops, Home and Garden

●	Commercially Available Domestically and Internationally

Our commercially available Pro Farm product lines are biological fertilizers in various formulations based on the same underlying technology. We use renewable forestry industry byproducts, specifically tree waste from pulp and paper manufacturing processes to produce a molecular level complex that contains macro- and micronutrients in its matrix. In our proprietary process, organic acids and biopolymers are complexed with nutrients into a single organic molecular complex that allows plants to absorb up to 16 beneficial elements in a novel and more effective way (i.e., at a lower dose and lower cost). The nutrient composition and novel nutrient delivery mechanism are designed to have an overall positive effect on the plant physiology, mitigating adverse effects of abiotic stress and improving both yield and quality, especially under less favorable conditions. The technology is protected by two issued patents with a U.S. patent application pending. Our Pro Farm subsidiary has entered into a strategic, long-term exclusive commercial agreement with Corteva, Inc. to develop and commercialize a suite of seed-applied biological products based on our proprietary Pro Farm technology platform. Corteva has announced that they intend to use our Lumi-Bio-branded seed treatment products on 10 million hectares (corn, sugar beets and canola) for the 2020/2021 growing season.

Jet-Ag and Jet-Oxide Product Lines

●	Fungicide and bactericide

●	Crops, Turf and Ornamentals. Structures, surfaces and pipes

●	Commercially Available Domestically and Canada

Jet-Ag and Jet-Oxide are peroxyacetic acid-based plant health product lines. Prior to acquiring our Jet products in September 2019, we distributed Jet-Ag in certain regions of the United States pursuant to an agreement we entered into an agreement with Jet Harvest Solutions in May 2017. This prior experience as a distributor has allowed us to quickly begin integrating the acquired Jet-Ag and Jet-Oxide technology into our overall platform. For example, we have conducted early research into the use of Jet-Ag in conjunction with our Stargus fungicide to control white mold in dry bean production. Compared with the untreated control, we saw a 66% reduction in the incidence of white mold, and somewhat improved control versus the standard chemical treatment. We believe this is one of the many possible applications for growers to use Jet-Ag/Jet-Oxide in an integrated disease management system. We are also aware that many growers have been using a tank-mix of Regalia and Jet-Ag/Jet-Oxide for disease control on a variety of horticultural crops.

We believe that our Jet-Ag portfolio opens opportunities for us in the disinfectant market, as sanitation is an increasing concern in agriculture particularly with the recent implementation of portions of the federal Food Safety Modernization Act, that targets management and reduction of food-borne microbial pathogens. In addition, a new regulation in California will require sanitation of water used on leafy greens. We believe the Jet-Ag biological solution can give organic and conventional growers alike a proven option with a strong crop safety profile.

Product Pipeline

Our pipeline of Marrone products consists of two product lines under active development, MBI-306 and MBI-014/015, as well as product candidates in various stages of development, including products submitted to the EPA for registration as well as other early-stage discoveries. We have implemented a prioritization plan for our Marrone pipeline candidates, focusing first on those that are expected to have the greatest near-term growth potential and fill the greatest unmet market need.

MBI-306 (“Majestene 3.0”)

●	Bionematicide, Bioinsecticide and Biomiticide

●	Crop Protection, Home and Garden, Turf

●	Under Development

MBI-306 is an enhanced version of Majestene (which we refer to as “Majestene 3.0” or “Super Majestene”)) that significantly increases the level of the pesticidal compounds produced in fermentation. As a result, the dose rate used on crops is much lower than the present version of Majestene, with targeted reduction of the amount of product used on the seed from approximately 6.0 oz/acre to 0.5-1.0 oz/acre. We believe this will provide us a more competitive product for seed treatment. For soil uses, such as in-furrow applications, 2019 field trials showed that the use rate can drop from the current 128 oz/Acre to a significantly lower 10.5-21.0 oz/acre while still providing the same control of corn rootworms and seed corn maggots. MBI-306 is different enough from Majestene that it requires a new submission to the EPA. We are currently conducting toxicology studies, fermentation and formulation work in order to prepare for the new submission.

MBI-014 and 015

●	Bioherbicide

●	Crop Protection, Home and Garden, Turf

●	Under Development

MBI-014 and MBI-015 (formerly referred to as MBI-010) are based on the same species of bacteria used to produce Venerate and Majestene/Zelto, which we isolated using a proprietary discovery process that identifies herbicides that inhibit a certain plant enzyme. MBI-014/015 is manufactured using different fermentation process to produce several herbicidal compounds, some of which are novel, which can kill the weeds when applied to the foliage or taken up by the roots or seeds. We are focusing MBI-014/015 on post-emergence applications (sprayed on the weeds after they emerge) against a range of weeds, including palmer amaranth and water hemp that are resistant to leading conventional chemical herbicides, such as glyphosate. MBI-014/015 have also demonstrated a novel mode of action, and some of their active compounds are transmitted systemically through the vascular structure of weeds. These compounds were found by our USDA collaborators to be orders of magnitude more active than glyphosate, glufosinate and several other chemical herbicide chemistries. We have been issued patents with respect to the MBI-014 formulation uses and its associated natural product compounds as an herbicide. We also received an issued U.S. patent on the process we used to discover MBI-014 and certain other bioherbicides.

MBI-014 was submitted to the EPA in August 2018. The EPA subsequently requested additional toxicology studies, which have been completed and the dossier is being prepared for submission to EPA in 2020. During the time spent conducting the additional EPA requirements, we developed an improved, more concentrated, lower cost version, MBI-015. Field trials in 2019 showed that we can control pigweeds, specifically palmer amaranth, one of the worst weeds around the world, nearly as well as glufosinate, the commercial standard. As a different formulation, MBI-015 may require separate product registration from the MBI-014 dossier we are currently reviewing whether such registration is required. We plan to consult with the EPA in 2020 on the data requirements for submitting MBI-015, and additional crop safety studies are being planned.

Other Pipeline Candidates

We have also developed patented technology relating to a number of other Marrone product candidates, including MBI-601, a biofumigant based on novel and proprietary genus of fungus that has received EPA and California approvals, MBI-304, a bionematicide product candidate based on the microorganism used in Grandevo; MBI-011 and MBI-005, bioherbicides that have received EPA approval; and MBI-302, a bionematicide candidate. We are also developing Stargus in combination with Regalia and a pre-mixture combination of reduced risk fungicides with Regalia. We have a collaboration with another company to develop a pre-mixture of Regalia with a commercial fungicide and, also, to develop Venerate in a pre-mixture with a commercial insecticide.

We have also discovered several microorganisms with algaecidal activity, some of which have been tested by third-party collaborators for efficacy, and over 25 additional fungicide, herbicide, insecticide and nematicide candidates using our proprietary screening platform. In addition, we have produced a collection of microorganisms from taxonomic groups that research shows enhance nutrient uptake in plants, reduce stress and otherwise increase plant growth. In 2019 we developed two significant collaborations with these types of microorganisms – with Compass Minerals Plant Nutrition and Valagro. We have selected a subset of our microorganisms to develop plant nutrient products with Compass Minerals that can enhance the uptake of nutrients by the crop and that can enhance seaweed-based biostimulants with Valagro.

Sales, Marketing and Distribution

In the United States, we sell our Marrone, Jet and soon in the future the Pro Farm foliar, products through our own internal sales force, which consists of 15 employees focused on managing distributor relationships and creating grower demand for our products. In addition, a dedicated team of 8 employees provide technical service support to both our customers and sales representatives on the use of our products in IPM and crop production programs, both for conventional growers as well as for an expanding number of organic growers. Our sales force covers all major regions in the United States, including California and the Pacific Northwest, the Southeast, the Northeast, the Mid-Atlantic and the Great Lakes regions, with an emphasis on high-value specialty crops (fruits, nuts and vegetables). We currently sell our crop protection product lines, Regalia, Grandevo, Venerate, Majestene/Zelto and Stargus, Jet-Ag and Jet-Oxide, as well as Haven, through leading agricultural distributors, such as Nutrien Ag, Helena Chemical, Simplot, Wilbur Ellis and Aligned Ag Distributors. These are the same distribution partners that most major agrichemical companies use for delivering solutions to growers across the country. We use Albaugh for distribution of a version of Venerate for the seed treatment market in the United States and Canada.

With respect to sales of Marrone products outside of the United States, we have exclusive legacy international distribution agreements for Regalia with major international distributors such as FMC (for certain markets in Latin America) and Syngenta (for specialty crop markets in Europe). Our current strategy is to work with regional distributors and distributors in key countries who have brand recognition, established customer bases, who can effectively conduct field trials and grower demonstrations with biopesticides and lead or assist in regulatory processes and market development. As such, we have signed a number of distribution agreements: Agristar (for Grandevo and Venerate in Mexico), Nufarm (for Grandevo for certain markets in New Zealand and Australia), Jocanima (for Regalia, Grandevo, Venerate and Majestene in the Philippines), Elephant Vert and Kenya Biologics (for Regalia, Venerate, Grandevo and Majestene in certain parts of Africa), Hoptri (Vietnam), Lidorr (Israel), AMC/Agrimatco (Turkey), Disagro (for a Regalia brand in certain countries in Central America) and Kyung Nong Corporation (South Korea for Majestene and Venerate).

We sell our Pro Farm products through selected distributors in Europe, Asia and Latin America. For example, Pro Farm has an exclusive contract with Corteva, one of the largest seed companies, to sell seed treatment products in Europe. Pro Farm is also working with numerous companies to improve their biological offerings, such as PGG Wrightson in Uruguay, Agropartners in Bolivia, Agrofertil in Paraguay, EcoRural in Argentina and Ruchi Hi Rich in India. We expect our acquisition of Pro Farm to expand our global distribution network, especially in Latin America. We are hiring sales managers for our Pro Farm products in key territories to help achieve our growth goals and provide support to our seed and distribution customers. We believe we can leverage our existing sales, marketing and distribution network, finding synergies between operations for our Marrone and Pro Farm products, to bring in additional revenues, while enhancing our overall product portfolio.

We derived approximately 88% and 93% of our total revenues from Regalia, Grandevo and Venerate for the years ended December 31, 2019 and 2018, respectively. In addition, we currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. For the year ended December 31, 2019, our top two distributors accounted for 40% of our total revenues. Approximately 90% of our business has historically been from the U.S. markets.  By 2021, however, we expect that mix to shift significantly due to both sales generated through our Pro Farm subsidiary, sales of our Pro Farm products and continued progress on registrations of our collective product lines in new countries.

While the biopesticide industry has been growing, customers in the crop production sectors are generally cautious in their adoption of new products and technologies and may perceive biological agricultural products as less attractive than conventional products. Growers often require on-farm demonstrations of pest management or plant health products, and based on their novel modes of action compared to chemical products, our customers will continue to require education on their use. We are implementing the following strategies to accelerate adoption rates and promote sales of our bio-based pest management and plant health products:

Maintain a focused and effective sales and marketing team that shares our values. We have rebuilt our sales and marketing teams, following major turnover in late 2017 and early 2018, including hiring a highly experienced national sales director to train and coach our sales force. In addition, we are now more effectively organizing the data and educational material that we have amassed over ten years of operations on our bio-based products as well as organic and sustainable agricultural practices in order to train and equip our sales staff to communicate and educate distributors and growers. We believe that hiring and training sales and marketing staff with a high level of technical expertise and knowledge regarding the capabilities of our bio-based products, and unwavering belief in the potential and value of biologicals for crop production is essential to expanding adoption of our products by growers and sales to distributors. In addition, we have invested in our field development team to include more technical service activities to support sales. These concerted efforts to build and train our sales and marketing teams are yielding positive results, including growth in sales.

Develop an extensive demonstration program. We believe that for growers to be convinced that a biological pest management, plant nutrition or plant health product works, they often must see it for themselves. Growers risk their crop each time they try a new product, and often produce only one crop per year on any given plot of land. Further, bio-based pesticide and plant health products are often applied differently and at different times than conventional chemical products and so may be used incorrectly by an inexperienced grower or advisor, decreasing efficacy. We typically conduct on-farm demonstrations with growers in the first year of association, a grower will then in the second year try one of our products on smaller plots of land and on one crop only to ensure successful application, a typical grower will then progress continued use of our products in future years across more acres, more crops and more products from our product portfolio. In addition, we work with distributors to determine which crops to emphasize in a given year and which area to maximize the effectiveness of our demonstration program.

Target early adopters of new pest management technologies. For our biological pest management, plant nutrition and plant health products, we target large commercial growers, who generally set industry standards through more widespread adoption of new pest management technologies they initially test on smaller portions of their crops. We also target organic growers, who are more willing to take risks on new products as they have had few alternatives and great demand for increased yields. We plan to continue to recruit these growers and their consultants to participate in demonstrations and field trials, enabling them to become familiar with our bio-based pest management and plant health products, to experience their benefits firsthand and to promote the use of our products with other growers in their regions.

Educate growers about the benefits of our bio-based pest management products. Education is critical to best use of biologicals, which often have different modes of action than chemical products. We will continue to perform on-farm demonstrations and provide field data packages to support and validate our product claims. We will also continue to participate in trade shows and conferences to educate growers and their licensed pest control advisors about the benefits of our biological pest management, plant nutrition and plant health products. We have provided a free application for mobile phone users to assist in calculating tank mix quantities, as well as instructional videos, blogposts, webinars, podcasts, teach-ins, by-line articles and an online course on bio-based pest management products, which can be taken by growers for continuing education credit to maintain crop protection product applicator licenses.

Develop and leverage relationships with key industry influencers. We will continue to develop relationships early in the product development process with influential members within our target markets, including large innovative growers, technical experts at leading agricultural universities, licensed pest control advisors, wineries, food processors, produce packers, and retailers. We believe that educating industry influencers about the benefits of biologicals and our products increases the likelihood that they will recommend our products to our distributors and end users. In addition, food companies and retailers are driven by consumers to require more sustainability and transparency from their grower-suppliers. This consumer-pushed trend is driving awareness with both the grower and food channel of the benefits of biologicals to soil health, the new movements in regenerative agriculture and sustainable crop production programs in general.

Leverage the synergies of our sales teams and businesses domestically and internationally. Because of the concentration of large growers in the United States, we can access these customers through our own sales force. For our specialty crop products, we have distribution agreements with national and regional distributors and for seed treatment with Albaugh LLC. Our subsidiary Pro Farm has a seed treatment agreement with Corteva in Europe and with some distributors in Latin America. We believe we can leverage these existing relationships by expanding sales of our Pro Farm product lines through our U.S.-based sales team and distributors and likewise expand sales of our Marrone products through existing Pro Farm product distributors. For future products, distribution agreements will be developed with regional and national distributors or large multinationals on a case-by-case basis, depending on their expertise in the regions. For the fast-growing medicinal plant and hemp market, we have set up several specialty distributors who can benefit from our products. We also are in discussions with consumer home and garden companies to distribute our products.

Manufacturing

Our manufacturing processes four our Marrone products are developed in-house at our Davis, California research and development facilities and transferred to our Bangor, Michigan facility, which was formerly used as a biodiesel plant prior to our acquisition in July 2012 or to our manufacturing partners. Biopesticide formulation, microbial fermentation and product packaging are among the facility’s core competencies. We believe in-house manufacturing enhances control and flexibility in production, ensuring quality, strengthening intellectual property security and lowering manufacturing costs over time to achieve desired margins. The facility has room for expansion to install larger drying capacity and larger fermenters to accommodate production of multiple products at significantly higher volumes. In 2017, we added a granulation line for Grandevo WDG and purchased a packaging line, which was placed into service in the first half of 2018.

We currently ferment our Grandevo and Zequanox products in our manufacturing facility but continue to use a third-party contractor for formulating them into spray-dried powders. The facility also accommodates full-scale production of Regalia. While we have the ability to produce the majority of our products using our own manufacturing capacity, we currently use third parties to manufacture Venerate and Majestene/Zelto as a result of regulatory requirements for the microorganism that underlies their technology. We are currently working on designs to adapt our fermenters to comply with these regulatory requirements, but it will require additional capital investment to do so. Stargus/Amplitude is also made at a third-party vendor because the Bacillus bacteria produce spores that are hard to contain and could contaminate our Grandevo and Venerate fermentations. We intend to have fermentation of Bacillus at our facility at some point in the future but will require a separate facility from our other products. Haven has been produced using a third party, but we recently successfully validated the production at our Michigan plant and we have plans to bring the process in-house in the near future. We anticipate ramping up production volumes as we expand the facility in the future. We expect to continue to utilize third-party manufactures in North America and the EU for supplemental production capacity to meet excess seasonal demand. As needed, we will also use our own facility or third parties to package and label products.

The active ingredient in our Regalia product line is derived from the giant knotweed plant, which is a food and medicinal plant native to China and Japan. We have scaled production of Regalia using a reliable, single supplier that acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, following our specification. The resulting dried extract is shipped to our manufacturing plant for formulations, production and packaging. We do not maintain a long-term supply contract with this supplier, but we have worked with them for ten years. While there can be no assurance that we will continue to be able to obtain dried giant knotweed plant extract from our supplier in China at a competitive price point, we estimate that our current supply of the ingredient will be sufficient to manufacture product to meet the next 6 months’ demand. Should we elect or be required to do so, we do not believe that we would have substantial difficulty in finding alternative suppliers as we have identified and received quality knotweed from a number of new possible suppliers, including one from outside China in the event additional inventory or diversified sourcing is necessary.

A majority of the production of our Pro Farm product lines, as well as associated raw materials, is conducted at a third party manufacturing facility in Russia in which we have a 12% ownership stake. A large scale paper and pulp manufacturing site in close proximity to this plant is the main supplier of the wood waste by-product material we use in production. For our Lumibio products we take source custom made bespoke micronutrient mixes formulations from a European third-party supplier and have multiple third-party postproduction facilities in Europe. Our Jet products are manufactured by a third party located in the United States.

Research and Development

We have leveraged an innovative and market-focused discovery process to generate a robust product line and pipeline. This has included isolating 18,000 microorganisms, testing more than 16,000 of them against multiple pest targets and testing a subset of them for plant health and nutrient uptake enhancement. We have then developed more than one product line based on the same active technology. For example, the Burkholderia rinoiensis microbe on which Venerate is based is also active against a broad range of nematodes, enabling development as our bionematicide product, Majestene/Zelto, and, when fermented under different conditions, produces several herbicidal compounds, enabling development as our bioherbicide product candidate, MBI-014/015. In addition, the Chromobacterium species on which Grandevo is based may also yield a promising bionematicide product, which we have developed as MBI-304 with positive results, both as a seed treatment and with in-furrow applications, over the course of three growing seasons. Developing multiple products based on the same microbe allows for a more efficient use of research, development and manufacturing resources and enables us to leverage capital invested in existing technologies.

At this time, we are prioritizing our research and development on supporting our existing products and focusing on two near term pipeline projects, an improved Majestene process and MBI-014/015. As we integrate Pro Farm, we also expect to direct our research and development activity to build an innovative seed treatment product line that combine our Pro Farm technology with our other technologies.

As of December 31, 2019, we had 45 full-time equivalent employees dedicated to research and development and patent related activities, 12 of whom hold Ph.D. degrees or doctorates, plus 8 field development personnel who focus on technical support and demonstration and research field trials. Our research and development team has technical expertise in microbiology, molecular biology, natural product, formulation and analytical chemistry, biochemistry, fermentation, entomology, nematology, weed science, plant physiology, plant pathology. Our research and development activities include discovery, product development, product support, regulatory, patent and field trial activities, which are principally conducted at our Davis, California facility as well as by our field development specialists on crops in their respective regions. We have made, and will continue to make, substantial investments in research and development such as increasing the number and locations of field trials and toxicology and regulatory consultants for new products and international expansion, but our Davis research and development headcount has remained relatively flat since 2015. Our research and development expenses, including patent expenses, were $14.0 million and $10.7 million for the years ended December 31, 2019 and 2018, respectively.

Intellectual Property Rights

We rely on patents and other proprietary right protections, including trade secrets and proprietary know-how, to preserve our competitive position. As of December 31, 2019, we had 53 issued U.S. patents and 396 issued foreign patents 23 pending U.S. provisional and non-provisional patent applications, and 105 pending foreign patent applications relating to microorganisms and natural product compounds, uses and related technologies. As of December 31, 2019, we have received 8 copyright registrations. As of December 31, 2019, we had received 22 U.S. trademark registrations and had 15 trademark applications pending in the United States. As of December 31, 2019, we also had received 153 trademark registrations and had 34 trademark applications pending in various other countries.

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

One of our Marrone products and certain of our leading product candidates are based on microbes we have identified using our proprietary discovery process, including Venerate, Majestene/Zelto and MBI-014/015, which are based on a Burkholderia bacterium, with respect to which we have 56 issued patents and 15 pending patent applications (both U.S. and foreign), and MBI-110 and MBI-507, which are based on a Bacillus strain, with respect to which we have 28 issued patents and 4 pending patent applications (both U.S. and foreign). Our Pro Farm products are based on technology developed by Pro Farm scientists for producing organic molecular complexes that facilitate nutrient absorption, and are protected by 2 issued U.S. patents, one issued Canadian patent, and 17 pending patent applications (both U.S. and foreign) comprising issued method of use patents and pending applications for method of manufacture.

We have also entered into in-license and research and development agreements with respect to the use and commercialization of Grandevo and Haven, as well as certain products under development. Under the licensing arrangements for our commercially available products, we are obligated to pay royalty fees between 2% and 5% of net sales of these products, subject in certain cases to aggregate dollar caps. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. We have filed separate patent applications with respect to both Regalia and Zequanox product lines and have been issued 6 U.S. patents with respect to Regalia and 6 for Zequanox. In addition, the in-licensed U.S. patent for Grandevo is expected to expire in or around 2024, but there are pending U.S. patent applications relating to Grandevo that could expire later than 2024, and we have also filed separate patent applications for Grandevo of which 9 have been issued on a novel compound and uses for nematodes, corn rootworm and a variety of insects.

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

Around the globe, the regulatory process for biostimulants and bionutrients (biofertilizers) is significantly accelerated compared to that for biopesticides. In the United States, if plant health products are not used to control pests or do not act as plant (growth) regulators, they currently fall outside the legal scope of FIFRA, FFDCA and FQPA and, therefore, we do not need to submit applications for EPA registrations for such products. However, we must still submit state registrations for our plant health products, including Haven and our Pro Farm products. Products containing microbes of foreign origin may also need to be “deregulated” (or determined not to be a plant pest) under the Plant Protection Act by the USDA Animal and Plant Health Inspection Service prior to use in field trials or for large scale release. Europe and the United States have industry coalitions that have developed more formal definitions of “biostimulant” and made recommendations for possible streamlined regulatory frameworks. The 2018 Farm Bill for the first time proposed a federal definition of biostimulants. As mandated by U. S. Congress in the 2018 Farm Bill, in December 2019, the Secretary of Agriculture submitted a study to Congress recommending options for the official definition and regulation of biostimulants in the United States. Joint federal, state and industry discussions are now underway to review those options and to recommend a suitable path forward and policy framework for the regulation of biostimulants in the United States.

All of our biopesticide product lines are EPA-approved. However, as with any pesticide, our pest management products will continue to be subject to review by the EPA and state regulatory agencies. The EPA has the authority to revoke the registration or impose limitations on the use of any of our pest management products if we do not comply with the regulatory requirements, if unexpected problems occur with a product or if the EPA receives other newly discovered adverse information. See Part I-Item 1A-“Risk Factors—Risks Relating to Our Business and Strategy—Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of the products we are developing and commercializing.” Our research and development activities are also subject to federal, state and local worker safety, air pollution, water pollution and solid and hazardous waste regulatory programs and periodic inspection. We believe that our facilities are in substantial compliance with all applicable environmental regulatory requirements.

Competition

For agricultural products, performance and value are critical competitive factors. To compete against manufacturers of conventional chemical pesticides, chemical fertilizers and genetically modified crops, we need to demonstrate the advantages of our products over these more established products. Many large agrichemical companies are developing, and have introduced, new conventional chemical pesticides and genetically modified products that they believe are safer and more environmentally friendly than older conventional chemical products.

The pest management market is very competitive and is dominated by multinational chemical and life sciences companies such as Syngenta, Bayer, BASF, Corteva, UPL, FMC and Sumitomo Chemical. Universities, research institutes and government agencies may also conduct research, seek patent protection and, through collaborations, develop competitive pest management products. Other companies, including bio-specialized biopesticide businesses such as AgraQuest (owned by Bayer), Certis USA (owned by Mitsui & Co), Novozymes and Valent Biosciences (subsidiary of Sumitomo Chemical) may prove to be significant competitors in the bio-based pest management and plant health market. In addition, we could face competition in the future from new, well-financed start-up companies such as AgBiome, Terramera and Vestaron.

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

Due to the lower regulatory barriers than for crop protection products, the market for bionutrition and biostimulant products is very fragmented, with hundreds if not thousands of companies globally, including larger players like Valagro and UPL (after Arysta acquisition) and Acadian Seaplants, well-financed startups such as Indigo, Bioconsortia, New Leaf Symbiotics and Pivot Bio, and numerous smaller companies, many of which may lack robust science and quality control.

Employees

As of December 31, 2019, we had 133 full-time equivalent employees, of whom 12 hold Ph.D. degrees or doctorates. Approximately 45 employees are engaged in research and development and patent related activities, 31 in sales and marketing (including 8 sales and field development personnel who focus on technical support and demonstration and research field trials), 37 in operations, including manufacturing, supply chain and quality assurance, and 20 in management, accounting/finance and administration. None of our employees are represented by a labor union.

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

We have incurred operating losses since our inception in June 2006, and we expect to continue to incur operating losses for the foreseeable future. As of December 31, 2019 we had an accumulated deficit of $320.6 million and for the years ended December 31, 2019 and 2018, we had a net loss attributable to common stockholders of $37.2 million and $20.2 million, respectively. We will need to generate significant revenues to achieve and maintain profitability, and we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Through December 31, 2019, we have derived substantially all of our revenues from sales of our Marrone products, particularly Regalia, Grandevo and Venerate. In addition, we have derived revenues from strategic collaboration and development agreements for the achievement of testing validation, regulatory progress and commercialization events, and from sales of other products. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to market and sell other products, such as our additional Marrone products, including Majestene/Zelto, Haven, and Stargus, our Jet and our Pro Farm products as well as our ability to increase sales of Regalia, Grandevo and Venerate and introduce new products. An investor in our stock should consider the challenges, expenses and difficulties we will face as a company seeking to develop and manufacture new types of products in a relatively established market. We expect to derive future revenues primarily from sales of our biological agricultural products, but we cannot guarantee the magnitude of such sales, if any. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capabilities and expand our sales and marketing activities for the further commercialization of our biological agricultural products and other product candidates. We expect to incur additional losses for the foreseeable future, including at least the next several years, and may never become profitable.

There is uncertainty about our ability to continue as a going concern.

Our historical operating results as of December 31, 2019 indicate substantial doubt exists related to our ability to continue as a going concern for the 12 months from the issuance of the accompanying financial statements. However, we believe that our existing cash and cash equivalents of $6.3 million at December 31, 2019, together with expected revenues, proceeds from our warrant facility, net proceeds from future debt or equity financings, and continued cost management will be sufficient to fund operations as currently planned for at least one year from the date of the issuance of the accompanying financial statements. However, we cannot predict, with certainty, the outcome of actions to grow revenues, obtain financing and/or manage or reduce costs. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance pipeline candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. The actions discussed above cannot be considered probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs for 12 months from the issuance of the accompanying financial statements. If we become unable to continue as a going concern, we may have to liquidate our assets, and stockholders may lose all or part of their investment in our common stock.

We expect to require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We expect to continue to incur significant losses until we are able to significantly increase our revenue. Accordingly, we expect to need significant additional financing to maintain and expand our business, including, for example, working capital associated with increased sales, costs associated with increased headcount, potential capital expenditures to grow capacity at our Bangor manufacturing facility and potential acquisitions of complementary technologies, as well as to meet the financial covenants of and pay the principal and interest under our debt agreements, under which approximately $22.0 million of principal and deferred interest payments remained outstanding as of February 29, 2020.

At this time, we intend to raise additional funds through draws pursuant to the warrant facility we have entered into with certain of our investors, which as a result of share issuances pursuant to those draws together with the issuance of new warrants pursuant to that facility, will dilute the ownership our shareholders not party to that facility. We may also seek additional funds from public or private equity offerings, debt financings, strategic collaborations involving up-front cash payments or other means. However, additional capital may not be available on terms acceptable to us, or at all. As a result of the late filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2019, until one year after we became current in our filings, we are not eligible to sell securities using our registration statements on Form S-3, including any shelf registration statement, which will limit our ability to raise financing in capital markets transactions. In addition, until we have an effective registration statement on Form S-1, certain of our outstanding warrants, including those we may call under our warrant facility, may be exercised via cashless “net” exercise, and we may be limited in our ability to be financed through the exercise of outstanding warrants to the extent our stock continues to trade below the exercise price for such warrants. Further, recent uncertainty in the economy due to worldwide COVID-19 public health emergency may depress our stock price and severely reduce market liquidity overall. Any additional equity financing we do raise be significantly dilutive to stockholders or, in some cases, require us to seek stockholder approval for the financing, and debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, our existing loan agreements contain certain restrictive covenants that either limit our ability to or require a mandatory prepayment if we incur additional indebtedness and liens and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the debt agreements, which could require us to pay additional prepayment penalties. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

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

Our future success will depend on our ability to significantly increase sales from the biological agricultural products we have commercialized, both domestically and abroad. Our initial sales of our primary formulation of Regalia and our initial formulation of Grandevo occurred in the fourth quarter of 2009 and the fourth quarter of 2011, respectively. We began selling Zequanox in the second half of 2012, Venerate in May 2014, Majestene in December 2015, Haven in March 2017 and Stargus in December 2017. In 2019 we acquired a number of products, including our Jet products and our Pro Farm products, all of which will require considerable resources to successfully increase sales. However, while we have and plan to continue to invest considerable resources in the sale and launch of our products, various factors have impeded higher growth in sales of these products.

For example, we believe adverse conditions in the U.S. and globally in agricultural industry, including low commodity prices, may have reduced demand for our products. Further delays in regulatory approvals of certain of our products in Europe and other jurisdictions may slow international growth, and any delay in a product launch that causes us to miss a growing season may require us to wait a year to enter that market. Extended drought in some markets and excessive rain in other markets reduced demand for our products as fewer acres are planted, recent changes in weather patterns have resulted in a shortened bloom cycle in different markets in different years and resulted in fewer pesticide and plant health products being used, and certain of our strategic collaborations have not resulted in the significant increases in sales we expected both inside and outside of the Unites States.

Lower than expected sales growth may result in an increase in write-offs and inventory obsolescence if we are not able to use raw materials or sell finished goods before they expire, and may result in higher proportional operating expense levels, increases in our cost of product revenues and decreases in product margins as we are unable to manufacture products as efficiently at low volumes and underutilization of our Bangor, Michigan manufacturing facility results in increased relative overhead and operating costs in addition to decreased allocation of depreciation and other costs to production and inventory. If we are unable to establish a successful sales and marketing infrastructure internally and increase sales of our commercialized products, our financial results will be adversely affected, our available cash and ability to raise additional capital will decrease and our business may fail.

We have limited experience in marketing and selling our products and will need to continue expanding our sales and marketing infrastructure.

We currently have limited sales and marketing experience and capabilities. As of December 31, 2019, we employed 21 full-time equivalent sales and marketing personnel, 5 of whom focus on technical support and demonstration and conducting field trials and 7 of which focus on marketing. The majority of these sales personnel were hired following the departures prior to the financing transactions we completed in the first half of 2018 and through 2019, due, we believe, to concerns and rumors about our ability to continue operations led to some turnover of our sales and marketing team, which we believe impacted our sales during the last half of 2018 and the first half of 2019. New personnel require significant training to attain a high level of technical expertise and knowledge regarding the capabilities of our bio-based products compared with conventional chemical pest management products and techniques in order to educate growers and independent distributors on the uses and benefits of our products. We will need to further develop our sales and marketing capabilities and find partners in order to successfully increase sales of our commercially available products and to commercialize other products we are developing, which may involve substantial costs. There can be no assurance that our field development specialists and other members of our sales and marketing team will successfully compete against the sales and marketing teams of our current and future competitors, many of which may have more established relationships with distributors and growers. Our inability to recruit, train and retain sales and marketing personnel, or their inability to effectively market and sell the products we are developing, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

If we are unable to maintain and further establish successful relations with the third-party distributors that are our principal customers, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, sales of our products will be adversely affected.

In the United States, we rely on independent distributors of agrichemicals to distribute and assist us with the marketing and sale of Regalia, Grandevo, Venerate, Majestene/Zelto, Haven, Stargus, Jet-Ag, Jet-Oxide, UBP-110 and other products we are developing. These distributors are our principal customers, and revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. However, there can be no assurance that our distributors will be successful in selling our products to end users, or will focus adequate resources on selling them, and they may not continue to purchase or market our products for a number of reasons.

For example, many distributors lack experience in marketing biological agricultural products, which generally must be used differently than conventional chemical products. Distributors may not continue to market our products if they receive negative feedback from end users and key influencers (pest control advisors and university researchers), or if we believe our products are being blamed for damage to treated plants caused by other pesticides with which our products have been combined (whether properly or improperly). In addition, many of our distributors are in the business of distributing and manufacturing other, possibly competing, biological agricultural products, including internally developed and commercialized biological products as well as biological products developed by larger agrichemical companies that negotiate to “bundle” such specialty products with other high demand products. For example, a portion of our sales of Venerate are tied to Albaugh’s promotion, sales and services related to products under its BIOST platform, in addition to the effectiveness of their proprietary blend, which while containing Venerate, is developed by Albaugh and not by us. To the extent our distributors are unsuccessful in selling our products to end users, or in marketing their own products that incorporate our products, they may purchase lower volumes from us, which could have a material adverse effect on our business. In addition, our distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors, we need to further develop our own sales and demand creation capabilities, which would be expensive and time-consuming, the success of which would be uncertain.

We depend on a limited number of distributors.

Our current revenues are derived from a limited number of key customers, each of which serves as a third-party distributor to our products’ end users. For the years ended December 31, 2019 and 2018, our top two distributors accounted for 40% and 52% of our total revenues, respectively. We expect a limited number of distributors to continue to account for a significant portion of our total revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant distributors could materially adversely affect our revenues, financial condition and results of operations.

The product candidates we select for development and commercialization may fail to generate significant revenues, and we may not be able to successfully enter into strategic collaborations with respect to our other product candidates.

Our internal development efforts are focused on two product candidates: MBI-014/015, a bioherbicide that is based on the same microorganism in Venerate and Majestene/Zelto, which we submitted to the EPA in August 2018; and MBI-306, which is a significantly different new formulation of our existing nematicide product Majestene. Simultaneously, we are seeking collaborations with third parties to develop and commercialize early stage candidates on which we have elected not to expend significant internal resources.

Successful development of product candidates will require significant additional investment, including costs associated with research and development, completing field trials and obtaining regulatory approval, as well as the ability to manufacture our products in large quantities at acceptable costs while also preserving high product quality. Difficulties often encountered in scaling up production include problems involving production yields, quality control and assurance, shortage of qualified personnel, production costs and process controls. In addition, we are subject to inherent risks associated with new products and technologies. These risks include the possibility that any product candidate may:

●	be found unsafe;
●	be harmful to consumers, growers, farm workers, animals, beneficial insects or the environment;
●	be harmful to crops when used in connection with conventional chemical pesticides;
●	cause a major crop failure;
●	be ineffective or less effective than anticipated;
●	be displaced by new technologies;
●	fail to receive or take longer to receive necessary regulatory approvals;
●	be difficult to competitively price relative to alternative pest management solutions;
●	be difficult or impossible to manufacture on an economically viable scale;
●	be subject to supply chain constraints for raw materials;
●	fail to be developed and accepted by the market prior to the successful marketing of similar products by competitors;
●	be impossible to market because it infringes on the proprietary rights of third parties; or
●	be too expensive for commercial use.

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

The field testing, manufacture, sale and use of crop protection, plant health and plant nutrition products, including our Marrone, Jet, and Pro Farm products as well as other products we are developing, are extensively regulated by the EPA and other state, local and foreign governmental authorities. These regulations substantially increase the time and cost associated with bringing our products to market. If we do not receive the necessary governmental approvals to test, manufacture and market our products, or if regulatory authorities revoke our approvals, do not grant approvals in a timely manner or grant approvals subject to restrictions on their use, we may be unable to sell our products in the United States or other jurisdictions, which could result in a reduction in our future revenues.

We have received approval from the EPA for the active ingredients and certain end product formulations for Regalia, Grandevo, Zequanox, Venerate, Majestene/Zelto, Stargus, MBI-601, MBI-005 and MBI-011. As we introduce new formulations of and applications for our products, we may need to seek EPA approval prior to commercial sale. For any such approval, the EPA may require us to fulfill certain conditions within a specified period of time following initial approval. We are also required to obtain regulatory approval from other state and foreign regulatory authorities before we market our products in their jurisdictions, some of which have taken, and may take, longer than anticipated.

Some of these states and foreign countries may apply different criteria than the EPA in their approval processes. Although federal pesticide law preempts separate state and local pesticide registration requirements to some extent, state and local governments retain authority to control pesticide use within their borders.

There can be no assurance that we will be able to obtain regulatory approval for marketing our additional products or new product formulations and applications we are developing. Although the EPA has in place a registration procedure for biopesticides like Regalia, Grandevo, Venerate, Stargus and others that is streamlined in comparison to the registration procedure for conventional chemical pesticides, there can be no assurance that all of our products or product extensions will be eligible for this streamlined procedure or that additional requirements will not be mandated by the EPA that could make the procedure more time consuming and costly for our future products.

Additionally, for California state registration and registration in jurisdictions outside of the United States, all products need to be proven efficacious for each proposed crop-pest combination, which can require costly field trial testing, and a favorable result is not assured. Because many of the products that may be sold by us must be registered with one or more government agencies, the registration process can be time consuming and expensive, and there is no guarantee that the product will obtain all required registrations. We have intentionally obtained registration in some jurisdictions and not in others. California is one of the largest and most important producers of agricultural products in the world. As such, we view California as one of the most natural and attractive markets for our products, but it is also very stringent in its regulations, generally requiring more time and effort, and lacking legally mandated deadlines for its reviews of reduced-risk biopesticides. Therefore, gaining concurrent approvals with the EPA, other states and other countries may not always be achievable. Even if we obtain all necessary regulatory approvals to market and sell our products, they will be subject to continuing review and extensive regulatory requirements, including periodic re-registrations. The EPA, as well as state and foreign regulatory authorities, could withdraw a previously approved product from the market upon receipt of newly discovered information, including an inability to comply with their regulatory requirements or the occurrence of unanticipated problems with our products, or for other reasons.

Adverse weather conditions, climate change and other natural conditions can reduce acreage planted or incidence of crop disease or pest infestations, which can adversely affect our results of operations.

Production of the crops on which our products are typically applied is vulnerable to extreme weather conditions such as heavy rains, hurricanes, hail, tornadoes, freezing conditions, drought, fires and floods. Weather conditions can be impacted by climate change resulting from global warming, including changes in precipitation patterns and the increased frequency of extreme weather events, or other factors. Unfavorable weather conditions can reduce both acreages planted and incidence (or timing) of certain crop diseases or pest infestations, each of which may reduce demand for our products. For example, since 2012, global warming has led all or parts of the United States to experience abnormally low rainfall or drought relative to historical periods, reducing the incidence of fungal diseases such as mildews and the demand for fungicides such as Regalia. These conditions have persisted or worsened particularly in California and the Pacific Northwest, resulting in continued reductions in acreage planted throughout those regions. Shortened bloom cycles relating to changes in weather patterns also could reduce the amount of pesticides and plant health products used during a growing season. At the same time global warming has also led parts of the United States to experience abnormally high rainfall and flooding, delaying or preventing planting and causing less acreages to be planted in 2019. Climate change has also led to increasingly powerful hurricanes, which disrupt agriculture and significantly affected sales of crop protection products to Florida and Puerto Rico in the third and fourth quarters of 2017.

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

Biological crop protection and plant health products are not well understood, which necessitates investment in customer education and makes effectively marketing and selling our products difficult.

The market for biological agricultural products is underdeveloped when compared to conventional products. Customers in the crop production sector are generally cautious in their adoption of new products and technologies. Growers often require on-farm demonstrations of a given crop protection or plant health product. Initial purchases of the product tend to be conservative, with the grower testing on a small portion of their overall crop. As the product is proven, growers incorporate the product into their rotational programs and deploy it on a greater percentage of their operations. As a result, large scale adoption generally takes several growing seasons. In addition, given the relative novelty of our water treatment products, consumers of those products will continue to require education on their use, which may delay their adoption.

Customers have historically perceived biological agricultural products as more expensive and less effective than conventional products. To succeed, we will need to continue to change that perception. To the extent that the market for biological agricultural products does not further develop or customers elect to continue to purchase and rely on conventional chemical products, our market opportunity will be limited.

The high level of competition in the market for biological agricultural products may result in pricing pressure, reduced margins or the inability of our products to achieve market acceptance.

The markets for biological agricultural products are intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products.

Many entities are engaged in developing biological agricultural products. Our competitors include major multinational agrichemical companies, some of which have developed bio-based products for our target markets, as well as specialized biological agricultural businesses such as AgraQuest (owned by Bayer), Certis USA (owned by Mitsui & Co), Novozymes and Valent Biosciences (subsidiary of Sumitomo Chemical). Many of these organizations have longer operating histories, significantly greater resources, greater brand recognition and a larger base of customers than we do. As a result, they may be able to devote greater resources to the manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities. Further, many of the large agrichemical companies have a more diversified product offering than we do, which may give these companies an advantage in meeting customers’ needs by enabling them to offer a broader range of crop protection, plant nutrition and plant health solutions. In addition, we could face competition in the future from new, well-financed start-up companies.

We rely on the experience and expertise of our senior management team and other key personnel, and if we are unable to recruit or retain qualified personnel, our development and commercialization efforts may be significantly delayed.

We depend heavily on the principal members of our management, particularly Pamela G. Marrone, Ph.D., our founder and Chief Executive Officer, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. On December 1, 2019, Dr. Marrone announced her intention to retire as Chief Executive Officer and as an employee of the Company, which will be effective immediately prior to the date on which a new Chief Executive Officer is retained. Dr. Marrone will continue to serve on the Company’s Board of Directors and continue to provide service to the Company under a consulting arrangement with a term of 3 years. The board of directors has begun the search process for a new Chief Executive Officer, but one has not yet been retained.

We have a lean level of staffing, and rely on qualified sales and marketing, research and development and management personnel to succeed. The process of hiring, training and successfully integrating qualified personnel into our operation is lengthy and expensive. The market for qualified personnel, such as experienced fermentation engineers and formulation chemists, is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and anticipated products, and few sales and marketing personnel have prior experience with bio-based products. Perceived instability and risk in our business has made it difficult to retain qualified personnel and could impair our ability to meet our business objectives and adversely affect our results of operations and financial condition.

If we or our third-party manufacturers are unable to produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our business could be negatively impacted.

We have transitioned a significant amount of our manufacturing processes in-house to our facility in Bangor, Michigan. If severe weather, a fire or natural disaster occurs, a contaminant grows in our fermentations, or a mechanical or labor problem leads to a reduced capacity or shutdown of our fermenters or other equipment, we may not be successful in producing the amount and quality of product we anticipate in the facility and our results of operations may suffer as a result.

We also continue to rely on third parties to formulate Grandevo and Zequanox into spray-dried powders, and for all of our production of Venerate, Majestene/Zelto, Stargus and Haven, and from time to time, we expect to use third-party manufacturers for supplemental production capacity to meet excess seasonal demand and some packaging. Our reliance on third parties to manufacture our products presents significant risks to us, including the following:

●	Pushed out or canceled delivery due to tariff restrictions or infectious disease quarantines;
●	reduced control over delivery schedules, yields and product reliability;
●	price increases;
●	manufacturing deviations from internal and regulatory specifications, including contaminations;
●	the failure of a key manufacturer to perform its obligations to us for technical, market or other reasons;
●	challenges presented by introducing our fermentation processes to new manufacturers or deploying them in new facilities, including contaminations;
●	difficulties in establishing additional manufacturers if we are presented with the need to transfer our manufacturing process technologies to them;
●	misappropriation of our intellectual property; and
●	other risks in potentially meeting our product commercialization schedule or satisfying the requirements of our distributors, direct customers and end users.

We have not entered into any long-term manufacturing or supply agreements for any of our products, and we may need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we can do so on favorable terms, if at all.

Our products have been produced in quantities, and on timelines, sufficient to meet commercial demand and for us to satisfy our delivery schedules. However, our dependence upon others for the production of a portion of our products, or for a portion of the manufacturing process, particularly for drying and for all our production of Venerate, may adversely affect our ability to satisfy demand, support agriculture retailers and distributors operating shifting to “just-in-time” inventory approach and meet delivery obligations, as well as to develop and commercialize new products, on a timely and competitive basis. If manufacturing capacity is reduced or eliminated at one or more of our third-party manufacturers’ facilities, we could have difficulties fulfilling our customer orders, which could adversely affect customer relationships, and our net revenues and results of operations could decline.

We must accurately forecast demand for our products to obtain adequate and cost-effective capacity from our third-party manufacturers and to purchase certain of the raw materials used in our products at cost-effective rates. Our third-party manufacturers are not required to supply us products until we place, and they accept, our purchase orders, which generally occurs approximately three months prior to the anticipated product delivery date to customers based on our own rolling forecasts. Our purchase orders may not be accepted and our third-party manufacturers may not be willing to provide us with additional products on a timely basis if they prioritize orders placed by other companies, many of whom are more established than us and order larger volumes of products. In addition, while raw material orders are generally placed one month in advance of suppliers’ orders, because certain of the raw materials used in our products are in short supply or are subject to capacity demands, we place some raw material orders approximately six months in advance to avoid paying higher prices. Accordingly, if we inaccurately forecast demand for our products, we may be unable to meet our customers’ delivery requirements, or we may accumulate excess inventories of products and raw materials.

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

The active ingredient in our Regalia product line is derived from the giant knotweed plant, which we obtain from China. Our single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, following our specifications, thus creating a dried extract that is shipped to our manufacturing facility in Bangor, Michigan. Although we have identified additional sources of knotweed at competitive prices that appear to be reliable and of appropriate quality, there can be no assurance that we will continue to be able to obtain dried extract from China at a competitive price point, including due to impact of any deterioration in the trade relationship between the United States and China such as tariffs placed on Chinese goods exported to the United States, unusual and significant deterioration status of supplier resources due to the outbreak of the COVID-19 virus in early 2020, changes in the exchange rate between the U.S. Dollar and the Renminbi and potential actions taken by regulators in China. We endeavor to keep 6 months of knotweed extract on hand at any given time and have identified and qualified other knotweed suppliers.

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

We have acquired, and may in the future acquire, other companies, employee teams, products or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.

We have acquired, and we may in the future acquire, other companies, employee teams, or technologies to further complement or expand our product portfolio, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, in September 2019, we completed our acquisition of Pro Farm, which added proprietary nutrient and biostimulant technology and products for seed and foliar treatments to our product portfolio, and also in September 2019, we completed the purchase of substantially all rights and assets related to our Jet products. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated, and if an acquired business fails to meet our expectations, or the costs associated with the acquisition outweigh the benefits, our business, operating results, and financial position may suffer.

We may not be able effectively manage the integration of acquired personnel, operations, and technologies successfully, or effectively manage the combined operations following any acquisition, which may prevent us from achieving anticipated benefits from an acquisition. We also may not achieve the anticipated benefits from an acquisition, including the Pro Farm acquisition, due to a number of other factors, including:

●	acquisition related costs, liabilities, or tax impacts, some of which may be unanticipated;
●	ineffective or inadequate controls, procedures, or policies at the acquired company;
●	multiple product lines or service offerings, as a result of our acquisitions, that are offered, priced, and supported differently;

●	potential unknown liabilities or risks associated with the acquired businesses, including those arising from existing contractual obligations or litigation matters;
●	adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;
●	potential write-offs of acquired assets and potential financial and credit risks associated with acquired customers;
●	inability to maintain relationships with key customers, suppliers, and partners of the acquired business;
●	difficulty in predicting and controlling the effect of integrating multiple acquisitions concurrently;
●	lack of experience in new markets, products, or technologies;
●	diversion of management’s attention from other business concerns;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

A significant portion of the purchase price of companies or technologies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results. Further, even if integration of acquired businesses is successful, we may be required to expend additional legal, accounting and other administrative costs with respect to managing subsidiaries in multiple international jurisdictions, including compliance with local laws and filing applicable tax returns.

We are subject to risks associated with our international sales and operations.

We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Pro Farm acquisition and its formation as a subsidiary of the Company, through which we now sell directly to certain of our customers in Europe and South America. As a result of having global operations, the sudden disruption of sales caused by events outside of our control could impact our results of operations.

Our international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are outside of our control, including:

●	greater difficulty in collecting accounts receivable and longer collection periods;
●	difficulties of managing manufacturing, infrastructure and legal compliance costs associated with producing products internationally;
●	political, social and economic instability, including wars, terrorism, political unrest, boycotts, public health emergencies, curtailment of trade and other business restrictions;
●	tariff and trade barriers and other regulatory requirements or contractual limitations on our ability to sell or develop our products in certain foreign markets;
●	less effective protection of intellectual property than is afforded to us in the United States or other developed countries;
●	potentially adverse tax consequences;
●	effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar versus other currencies that could negatively affect our financial results and cash flows; and
●	changes in governmental trade policies can lead to the imposition of new duties, tariffs or quotas affecting agricultural commodities, fertilizer or industrial products. These can alter trade flows, access to supplies or demand, and regional balances for our products.

Because of the importance of international sales, sourcing and manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our increasingly global business.

Our intellectual property is integral to our business. If we are unable to protect our patents and proprietary rights in the United States and foreign countries, our business could be adversely affected.

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of December 31, 2019, we had 53 issued U.S. patents and 396 issued foreign patents, 23 pending provisional and non-provisional U.S. patent applications and 105 pending foreign patent applications.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling, disposal and release of hazardous materials and certain waste products. Our research and development and manufacturing activities involve the controlled use of hazardous materials and/or biological waste. Some of these materials may be novel, including bacteria with novel properties and bacteria that produce biologically active compounds. We cannot eliminate the risk of accidental contamination or discharge and any injury resulting from these materials. In addition, although we have not currently identified any environmental liabilities, our manufacturing facility may have existing environmental liabilities associated with it that may also result in successor liabilities for us, and we will be subject to increased exposure to potential environmental liabilities as we manufacture our products on a larger scale. We may also be held liable for hazardous materials brought onto the premises of our manufacturing facility before we acquired title, without regard for fault for, or knowledge of, the presence of such substances, as well as for hazardous materials that may be discovered after we no longer own the property if we sell it in the future. In the event of an accident, or if any hazardous materials are found within our operations or on the premises of our manufacturing facility in violation of the law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This liability could exceed our resources, and, if significant losses arise from hazardous substance contamination, our financial viability may be substantially and adversely affected.

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

The impact of an infectious disease, major earthquake, fire or other natural disaster, including floods, on our Davis facilities, Bangor, Michigan manufacturing plant, infrastructure and overall operations is difficult to predict, and any natural disaster could seriously disrupt our entire business process. In addition, Haven is produced by a third-party manufacturer in Florida in a location that could be impacted by hurricane activity, and certain of our raw materials are sourced in China, which is subject to risks associated with uncertain political, economic and other conditions such as the outbreak of contagious diseases, such as COVID-19, avian flu, swine flu and SARS, and natural disasters. In addition, government policies affecting the economic climate in general and our business specifically are subject to change depending on which political party is in power after each election cycle in the regions which may impact our operations. The insurance we maintain may not be adequate to cover our losses resulting from natural disasters or other business interruptions. Although these risks have not materially adversely affected our business, financial condition or results of operations to date, there can be no assurance that such risks will not do so in the future.

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

As of December 31, 2019, we had approximately $263.7 million of federal net operating loss carryforwards available to offset future taxable income. If unused, $216 million of these net operating loss carryforward are subject to expiration and begin to expire in varying amounts after 2026, the remainder may be carried forward indefinitely. As of December 31, 2019, we had approximately $216.5 million of state net carryforwards available to offset future taxable income which will expire after 2023. These net operating losses are subject to varying carryforward periods ranging from 10 years to an indefinite period. It is possible that we will not generate taxable income to use these loss carryforwards in cases where they are subject to expiration or where they are able to be carried forward indefinitely.

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

Because U.S. federal net operating losses generated in the prior tax years beginning before December 31, 2017, generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if the amount or value of these deferred tax assets is reduced, such reduction could have a negative impact on the book value of our common stock.

We completed a Section 382 analysis as of December 31, 2013 and concluded that approximately $0.5 million in federal net operating losses and approximately $0.2 million in federal research and development credits are expected to expire prior to utilization as a result of our previous ownership changes and corresponding annual limitations and were written off at that time. We have not conducted an analysis to determine the amount of state net operating losses that are also expected to expire prior to utilization. Our existing net operating loss carryforwards or credits may be subject to significant limitations due to events occurring since December 31, 2013, and we have not updated our Section 382 analysis to consider events since December 31, 2013, including the effect of the financing transactions we completed in February 2018, our April 2018 equity offering, warrant reorganization or recent acquisitions. As of December 31, 2019, the Company was in the process of performing a Section 382 analysis. Our inability to use these net operating loss carryforwards as a result of the Section 382 limitations could harm our financial condition.

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

We are dependent on information technology systems and infrastructure to operate our business. Despite our security measures, potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, phishing attacks social engineering and other means to affect service reliability. While we have incurred no material cyber-attacks or security breaches to date, any material cyber-related incident, including unauthorized access, disclosure or other loss of information, could result in legal claims or proceedings, investigations by law enforcement or regulatory bodies, liability under laws that protect the confidentiality of personal information, regulatory penalties, could disrupt our operations, could compromise our ability to protect our intellectual property rights, could damage our reputation, which could adversely affect our business, financial condition, and operating results, and could negatively impact our stock price.

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, suppliers, distributors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain for, the manufacture or shipment of, and the demand for our products and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including by limiting our ability to obtain financing or to rely on our existing financing facilities. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

In the past we have received written notifications from Nasdaq informing us that we were not in compliance with certain continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”). While we have regained compliance thus far, our stock has closed below $1.00 per share, the minimum bid price for continued listing on Nasdaq, for three consecutive days as of the market close on Thursday, March 12, 2020, and there can be no assurance that we will continue to maintain compliance with the requirements for listing our common stock on Nasdaq. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

As of February 29, 2020, our executive officers and directors and their affiliates, including Ospraie Ag Science LLC (“Ospraie”), beneficially owned or controlled (i.e., directly or indirectly and including exercisable warrants), an aggregate of approximately 69.7 million shares, or 42.0% of our common stock, including 31.4% of our currently outstanding shares. In addition, affiliates of Waddell & Reed Financial, Inc. (“Waddell”), beneficially own 20% of our common stock and 17.4% of our currently outstanding shares, Ardsley Advisory Partners (“Ardsley”) beneficially owns 11.9% of our common stock and 9.6% of our currently outstanding shares, and Van Herk Investments B.V. owns 7.2% of our common stock and 3.7% of our currently outstanding shares. These principal stockholders collectively beneficially owned or controlled, directly or indirectly an aggregate of 87.2 million shares or 62.1% of our total common stock outstanding and if all of these security holders act together, or exercise their warrants, they will be able to exert significant control over our management and affairs, which could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Our common stock may experience extreme price and volume fluctuations, and you may not be able to resell shares of our common stock at or above the price you paid.

We have had a history of losses, and our business, financial results and stock price have been adversely affected by concerns regarding our ability to continue operations. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $12.00 per share, our stock price has ranged between $0.60 and $20.00 through December 31, 2019. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include

●	our public float relative to the total number of shares of common stock that are issued and outstanding;
●	quarterly variations in our results of operations, those of our competitors or those of our customers;
●	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;
●	our ability to develop and market new products on a timely basis;
●	disruption to our operations;
●	media reports and publications about our financials or about pest management products;
●	announcements concerning our competitors or the pest management industry in general;
●	our entry into, modification of or termination of key license, research and development or collaborative agreements;
●	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals;
●	general and industry-specific economic conditions, such as the recent uncertainty in the global economy caused by the COVID-19 epidemic;
●	any major change in our board of directors or management;
●	the commencement of, or our involvement in, litigation;
●	changes in financial estimates, including our ability to meet our future net revenues and operating profit or loss projections; and
●	changes in earnings estimates or recommendations by securities analysts.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of February 29, 2020, we had approximately 140.5 million shares of common stock outstanding, 75.0 million which were held by our directors and officers and their affiliates and an additional 56.7 million shares which were held by other beneficial holders of 5% or more of our common stock. Although these shares are subject in some cases to volume and manner of sale restrictions of Rule 144 of the Securities Act, any determination by holders of a substantial number of such shares to sell our stock, or the perception that such sales may occur, could cause our stock price to decline.

In addition, as of February 29, 2020, we had 7.8 million shares of our common stock available to be awarded under our equity incentive plans, 2.4 million shares of our common stock issuable upon the settlement of outstanding restricted stock units, 11.7 million shares of our common stock issuable upon the exercise of outstanding options with a weighted average exercise price of $2.53 per share and 52.7 million shares of our common stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $1.34 per share. These shares may be sold in the public market upon issuance.

Additionally, pursuant to the Share Purchase Agreement, dated as of August 7, 2019, the Company issued 12,666,851 shares of Common Stock; those shares were subject to transfer restrictions. However, the transfer restriction expired for 2,696,502 shares of Common Stock on March 13, 2020 and the transfer restrictions for the remaining shares will expire on September 13, 2020. Upon the expiration of the transfer restrictions, these shares may be sold in the public market and large sales of those shares may negatively affect the market price of our common stock.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to ensure that information regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, but in the past, we have identified material weaknesses in these controls. While we believe we have appropriately remediated previous material weaknesses in our internal control over financial reporting, we can provide no assurances that other material weaknesses in our internal control over financial reporting, will not be identified in the future. Remediation of any material weaknesses requires substantial management time and attention, and ensuring that we have adequate internal control over financial reporting and procedures in place to produce accurate financial statements on a timely basis will continue to be a costly and time-consuming effort.

Any failure to implement effective internal control over financial reporting or to complete and maintain the remediation of our identified control deficiencies may result in errors, material misstatements or delays in our financial reporting, failure to meet our financial reporting obligations or failure to avoid or detect fraud in our financial reporting. This in turn would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock and our relationships with customers and suppliers.

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

Unforeseen problems with the maintenance of our information systems, or failure to design and operate effective internal controls over information systems, could have an adverse effect on our operations and could result in ineffective internal control over our financial reporting.

As we add functionality and increase the use of the ERP system, we will incur additional costs and problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As such, our results of operations and cash flows could be adversely affected.

In addition, we do not have extensive experience with implementing controls over our current ERP system. While we believe we have designed the appropriate controls around this ERP system, if we have not designed controls within or around these systems that are effective at preventing and detecting unreliable data, or if we are unable to design or operate controls within or around these systems to provide effective control around program changes and access to the systems, we may be at risk for future material weaknesses. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, to be in breach of agreements with our lenders and equity inventor, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located at 1540 Drew Avenue in Davis, California, in a facility consisting of approximately 27,300 square feet of office, laboratory and greenhouse space under a lease entered into in September 2013. This facility accommodates our research, development, sales, marketing, operations, finance and administrative activities. The facility includes a new, state-of-the-art fermentation lab and pilot plant, an expanded formulation lab and pilot with spray drying and granulation capabilities, an insectary, a plant pathology and nematology lab and a plant and weed sciences lab, among others. The initial term of the lease was for a period of 60 months and commenced in August 2014. In November 2018, we exercised the first lease extension option, extending the lease term for an additional 60 months, as discussed in Note 4 of our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

We own an 11,400 square-foot manufacturing facility in Bangor, Michigan for the manufacturing of our products.

We currently lease an office space in Finland for use by our Finland subsidiary as their headquarters. The original lease expired on August 31, 2018, and the lease is now on a month to month arrangement. The current monthly base rent is €5,000 and requires a three-month written notice prior to termination.

We believe that our leased facilities and our manufacturing facility are adequate to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

On April 3, 2018, the Company was named as a defendant in a complaint filed by Piper Jaffray, Inc. (“Piper”) with the Superior Court of the State of Delaware (the “Lawsuit”). Piper’s complaint alleged one breach of contract claim, specifically, that the Company breached an engagement letter (the “Engagement Letter”) with Piper by failure to pay a $2,000,000 transaction fee, which Piper alleged was due under the Engagement Letter as a result of the Company’s consummation of its private placement and debt refinancing transactions in February 2018.

On October 8, 2019, the Company entered into a Settlement and Release Agreement with Piper to settle the Lawsuit without any admission or findings of liability (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company has paid Piper an aggregate of one million dollars ($1,000,000). In addition, under the Settlement Agreement, Piper agreed to dismiss the Lawsuit against the Company with prejudice and the Parties agreed to mutual general releases of all claims relating to the Lawsuit other than their prospective obligations under the Settlement Agreement, the confidentiality obligations under the Engagement Letter and any potential indemnification obligations under the Engagement Letter unrelated to the Lawsuit.

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

Holders of Record

As of December 31, 2019, there were 80 stockholders of record of our common stock, and the closing price of our common stock was $1.01 per share as reported on the Nasdaq Capital Market. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding equity compensation plans approved and not approved by stockholders is summarized in the following table as of December 31, 2019:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON CONVERSION OF RESTRICTED STOCK UNITS AND EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)(1)
	(a)	(b)
Equity compensation plans approved by stockholders	14,225,974	$2.34	4,051,185
Equity compensation plans not approved by stockholders	—	—	—
Total	14,225,974	$2.34	4,051,185

(1)	Consists of shares available for issuance under our 2013 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our consolidated financial statements and the related notes included in Part II-Item 8- “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Additional information regarding the Company is also available in our other reports filed with the Securities and Exchange Commission, which are also available on our investor relations website, investors.marronebio.com, which we also use, together with our corporate Twitter account, @Marronebio, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We encourage our investors to monitor and review the information we make public in these locations. The information contained in the foregoing locations are not incorporated by reference into this filing, and the Company’s references to website URLs are intended to be inactive textual references only. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I-Item 1A-“Risk Factors.”

We strive to lead that sustainable agriculture movement through the discovery, development, production and promotion of effective, efficient and environmentally responsible biological products for pest management, plant nutrition and plant health. We target the major markets that use conventional chemical pesticides and fertilizers where our biological products are used as alternatives or mixed with, conventional chemical products. We also target new markets for which there are no available conventional chemical products, the use of conventional chemical products may not be desirable (including for organically certified crops) or permissible either because of health and environmental concerns or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides.

We sell our products through distributors and other commercial partners to growers who use our bioprotection products to manage pests and plant diseases, our biostimulants to reduce crop stress and both our biostimulants and bionutrition products to increase yields and quality. We have developed and commercialized several patent-protected product lines based on various active ingredients, including our Regalia product line (based on the active ingredient knotweed), for controlling plant disease and increasing plant health, our Grandevo and Venerate product lines (based on two new species of bacteria, Chromobacterium subtsugae and Burkholderia rinojensis), each for insect and mite control, our Majestene product line and its turf and ornamentals counterpart brand Zelto (based on the same active ingredient bacterium in Venerate), each for nematode control, and our Stargus product line (based on a new strain of Bacillus nakamurai), for downy mildew and white mold control and increased plant health. In addition, in 2019, we acquired the peroxyacetic acid-based plant health product lines Jet Ag and Jet Oxide from Jet Harvest Solutions, and we added bionutrition and biostimulant product lines UBP and Foramin to our portfolio through our acquisition of Pro Farm Technologies OY (“Pro Farm”).

2019 Highlights

The following are the more significant financial results for the fiscal year ending December 31, 2019:

●	Revenues grew to $29.4 million in 2019, a 38.4% increase compared with $21.2 million in 2018, as sales of the portfolio of products expanded with current customers, as well as new customers, across new crops and geographies, and in particular, as a result of sales of our Pro Farm products.
●	Gross margins expanded to 54.9% in 2019, compared with 48.6% in 2018, reflecting a favorable mix effect from higher sales of the Venerate and Regalia product families.
●	Full-year operating expenses were $44.1 million in 2019, compared to $29.8 million in operating expenses in 2018.
●	Net loss increased by $17 million to a loss of $37.2 million, or $(0.32) per share, reflecting costs related to our investment in Pro Farm and warrant facility funding. Net income for the fiscal year ending December 31, 2018 included the benefit of one-time non-cash effect related to changes in the fair value of financial instruments and the extinguishment of debt of $1.8 million
●	Raise of $16.0 million in connection with exercises under our warrant facility.

The following are the more significant business highlights for the fiscal year ending December 31, 2019:

●	Our acquisition of Pro Farm, expanding our international reach and product portfolio, and the completion of the integration of Pro Farm’s operations and reporting into our business;
●	Our acquisition of the Jet product lines, expanding our product portfolio;
●	The approval of Stargus biofungicide in Mexico by the Ministry of Health COFEPRIS to control downy mildews, late blight and a range of other plant-related diseases in zucchini, squash, chayote, melon, cucumber, watermelon and potato crops;
●	The approval and subsequent launch of Stargus and Haven in Canada;
●	The expansion of Grandevo and Venerate label to control Asian citrus psyllid in Mexico;
●	The expansion of the Regalia Maxx label in Brazil;
●	Regalia and Stargus biofungicides were approved by the U.S. Environmental Protection Agency for use on hemp plants and Regalia Maxx was approved for use on medicinal plants in Canada and approval of Venerate CG label for use in California;
●	The continued expansion of our distribution network through new agreements with TerraLink to distribute Regalia Maxx in Western Canada;
●	Execution of our collaborative research agreement with Compass Minerals Plant Nutrition; and
●	The announcement of the upcoming retirement of our Chief Executive Officer, Pamela G. Marrone.

Business Strategy

The agricultural industry is increasingly dependent on effective and sustainable crop protection practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, external market research reported that the global market for biopesticides, biostimulants and bionutrition products is growing substantially faster than the overall markets for chemical products and fertilizers (plant nutrition). This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based crop protection and plant health products into integrated pest management (“IPM”) programs, as well as increasing consumer demand for sustainably produced and organic food. We seek to capitalize on these global trends by providing both conventional and organic growers with solutions to a broad range of crop protection and plant health needs through strategies such as adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging growers’ positive experiences with existing product lines, educating growers with on-farm product demonstrations and controlled product launches with key target customers and other early adopters.

Our research and development efforts in recent periods have been focused on supporting existing commercial products, including Regalia, Grandevo, Venerate Majestene/Zelto, Haven and Stargus with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. In addition, our internal efforts in development and commercialization are now focused on two promising product candidates, MBI-306 a next generation formulation of our current nematicide product, Majestene and two bioherbicides, MBI-014 and MBI-015 (formerly MBI-010), of which MBI-014 was submitted to the EPA in August 2018. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe this prioritization plan, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

We have also recently expanded our growth strategy to seek acquisitions of products and companies that broaden our biostimulant and bionutrition product offerings, both multibillion dollar segments that are also rapidly growing. In September 2019, we completed the acquisition of Pro Farm, which expanded the Company’s portfolio of bio-based products for integrated crop protection and plant health to now include Foramin and LumiBio foliar biostimulants and seed treatments. Also in September 2019, we completed the purchase of substantially all rights and assets related to the Jet-Ag and Jet-Oxide (biofungicide and disinfectants) product lines from Austin Grant, Inc., a Florida corporation d/b/a Jet Harvest Solutions.

We acquired Pro Farm at an enterprise value of $31.8 million, and consideration for the acquisition consisted of a combination of $6.2 million of cash and approximately 12.7 million shares of our common stock, as well as the potential payment of up to a total of $7.5 million of additional shares of our common stock a portion of which is payable each year from 2021 through 2024 based on the achievement of agreed commercial milestones. Consideration for the Jet-Ag and Jet-Oxide acquisitions was approximately $2,534,000 in cash, of which $544,200 was paid upon closing and the remainder is to be paid in four installments over a 16-month window. The asset purchase agreement also contains a provision providing five earn-out payments yearly from 2020 through 2024 based on the Company’s total future sales of the Jet-Ag and Jet-Oxide product lines purchased through a specified supplier. Acquisition costs for the Pro Farm acquisition totaled $3,084,000, and is one of the primary factors contributing to the increase in our operating expenses for the year ended December 31, 2019.

Financial Overview

Our total revenues were $29.4 million and $21.2 million for the years ended December 31, 2019 and 2018, respectively, and have risen as growers have adopted our products and have used our products on an expanded number of crops. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but also included sales of Majestene, Stargus, Zequanox, Jet-Ag, Jet-Oxide and LumiBio Kelta. Historically, approximately 90% of our business has been primarily driven by the U.S. market.  By 2021, however, we expect a larger portion of our business to be driven by international markets based on our Pro Farm acquisition and our continued focus on commercialization progress of our products in new countries. Going forward, we also believe our revenues will largely be impacted by weather, trade tariffs, natural disasters, infectious diseases, and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of crop protection and plant health products to purchase and the timing of use of such products.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER A	CUSTOMER B	CUSTOMER C
Year ended December 31,
2019	30%	10%	9%
2018	35%	9%	17%

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base, including as a result of our acquisition of Pro Farm.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.4 million in each of the years ended December 31, 2019 and 2018, respectively.

Our cost of product revenues was $13.3 million and $10.9 million for the years ended December 31, 2019 and 2018, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third-party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory and idle capacity at our manufacturing plant. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products. We expect to see a gradual increase in gross margin over the life cycle of each of our products as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly, however we are expecting these charges to decrease over time.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $14.0 million and $10.7 million for the years ended December 31, 2019 and 2018, respectively. We are seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our efforts on cost containment.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $30.1 million and $19.2 million for the years ended December 31, 2019 and 2018, respectively. For the period ending December 31, 2019, this also included amounts of $4.3 million related to our acquisition strategy and $1.9 million related to our previously reported litigation settlement. We have been building a sales and marketing organization that provides for increased training and a better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth.

Historically, we have funded our operations from the issuance of shares of common stock, preferred stock, warrants and convertible notes, the issuance of debt and entry into financing arrangements, product sales, payments under strategic collaboration and distribution agreements and government grants, but we have experienced significant losses as we invested heavily in our acquisition strategy and research and development. We expect to incur additional losses related to our investment in these endeavors including continued development, expansion and marketing of our product portfolio.

In February 2018, we completed private placement and debt refinancing transactions, which we refer to as the February 2018 Financing Transactions. Upon the completion of those transactions, the aggregate principal amounts outstanding under our debt agreements was reduced to approximately $10.7 million. As of December 31, 2019, the aggregate amount of principal and capitalized interest under our debt agreements is approximately $23.0 million, with approximately $8.4 million of such principal accruing interest at a variable rate of 6.75% and which is repayable in monthly payments through June 2036, an aggregate of approximately $7.5 million of such principal accruing interest at 8% per annum, and which both the principal and accrued interest payable are repayable upon maturity in December 2022, and under a line of credit facility an aggregate of $3.6 million of such principal amount accruing interest at 12.8% per annum and which was payable in January 2019.

In August 2019, we entered into a warrant amendment and plan of reorganization agreement, which we refer to as the Warrant Facility. Under the Warrant Facility, for certain holders of warrants issued in connection with the February 2018 Financing Transactions (the “February 2018 Warrants”), their warrant expiration date was extended from December 2020 to December 2021, and these warrant holders agreed, at any time the Company’s stock trades above $1.00, upon request by the Company, to exercise up to 36,600,000 shares under their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. During 2019, a total exercise of 16,000,000 shares of certain outstanding warrants at $1.00 per share occurred. Included in our net loss results, for the fiscal year ended December 31, 2019 is a non-cash charge of $1,564,000 related to the incremental fair value of the February 2018 Warrants prior to the August 2019 Warrant amendments due to a modification allowing us to call the warrants as needed to fund our operations, as well as a non-cash charge of $6,065,000 related to the fair value of the August 2019 Warrants issued.

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues constituted 98% of our total revenues for each of the years ended December 31, 2019 and 2018, respectively. Product revenues in the United States constituted 88% and 91% of our total revenues for the years ended December 31, 2019 and 2018, respectively.

The Company accounts for all revenues under Accounting Standards Codification (“ASC”) 606, Revenue from contracts with Customers (“ASC 606”) in which revenue recognition criteria for distributor sales are satisfied at the time title and risk of loss passes to the distributor. For periods prior to the adoption of ASC 606, for certain sales to certain distributors, the revenue recognition criteria for distributor sales are not satisfied at the time title and risk of loss passes to the distributor and accordingly, revenue is deferred until products are resold to customers of the distributor (the “sell-through” method). In these cases the cost of goods sold associated with such deferral were also deferred and classified as deferred cost of product revenues in the consolidated balance sheets. On January 1, 2018, upon the adopted ASC 606, the majority of the deferred revenues and associated deferred cost of product revenues, on the consolidated balance sheet as of December 31, 2017, was deemed to have satisfied all revenue recognition criteria under ASC 606 and approximately $5.9 million and $3.1 million, respectively, was reclassified into retained earnings as of January 1, 2018. See Note 2 of our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the years ended December 31, 2019 and 2018, license revenues constituted 2% of total revenues, respectively. As of December 31, 2019 and 2018, we have received an aggregate of $4.1 million in payments under our strategic collaboration and distribution agreements. In addition, there is $0.8 million in payments under these agreements that we could potentially receive if certain testing validation, regulatory progress and commercialization events occur.

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

We have entered into in-license technology agreements with respect to the use and commercialization of two of our commercially available product lines, Grandevo and Haven and certain products under development. Under these licensing arrangements, we typically make royalty payments based on net product revenues, with royalty rates varying by product and ranging between 2% and 5% of net sales, subject in certain cases to aggregate dollar caps. These royalty payments are included in cost of product revenues, but they have historically not been significant. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. The in-licensed U.S. patent for Grandevo is expected to expire in 2024. There are pending in-licensed patent application relating to Grandevo, which could expire later than 2024 if issued. The licensed patents for Haven began expiring in November 2019. After the termination of these provisions, we may continue to produce and sell these products. While third parties thereafter may develop products using the technology under expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology, including pending patent applications related to Grandevo and Haven and we therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products, or as we experience changes in the sales mix of these products. In particular, we may experience downward pressure on overall gross margins as we rollout Haven, Stargus and expand sales of Grandevo. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix and average selling prices.

We began full-scale manufacturing in our facility in 2014. We continue to use third party manufacturers for Venerate, Majestene, Haven, Stargus, and for spray-dried powder formulations of Grandevo and Zequanox. We expect gross margins to improve using this facility when sales volumes recover enough to reduce overhead and idle capacity charges from our facility.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, wages, benefits and share-based compensation, related to our executive, sales, marketing, finance and human resources personnel, as well as professional fees, including legal and accounting fees, acquisition costs, public company expenses and other selling costs incurred related to business development and to acquire or build product and brand awareness. We create brand awareness through programs such as speaking at industry events, trade show displays and hosting local-level grower and distributor meetings. In addition, we dedicate significant resources to technical marketing literature, targeted advertising in print and online media, webinars and radio advertising. Costs related to these activities, including travel, are included in selling expenses.

In order to drive our strategy and revenue growth, we expect selling, general, and administrative expenses of sales and marketing to increase in the future as we increase our marketing communications campaigns and put more “boots on the ground”, which should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers.

Interest Expense

We recognize interest expense on notes payable and other debt obligations.

In March 2017, we entered into an invoice purchase agreement with LSQ Funding Group, L.C. (“LSQ”), which was subsequently amended in June 2018, that allowed us to receive advances of up to $7.0 million against receivables sold to LSQ. As of December 31, 2019, we had an outstanding balance of $3.6 million in secured borrowings.

Income Tax Provision

Since our inception, we have been subject to income taxes principally in the United States. Due to the acquisition of Pro Farm and as we further expand our sales into foreign countries, we have become subject to taxation based on foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2019, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets and certain foreign deferred tax assets.

As of December 31, 2019, we had net operating loss carryforwards for federal income tax reporting purposes of $263.7 million, which begin to expire after 2026, and California and other state net operating loss carryforwards of $165.9 million and $50.3 million, respectively, which will expire after 2023 through 2037. The federal net operating loss generated in 2019 and 2018 in the amount of $26.5 and $21.2 million, respectively, will never expire. Additionally, as of December 31, 2019, we had federal research and development tax credit carryforwards of $2.6 million, which begin to expire in 2026, and state research and development tax credit carryforwards of $2.7 million, which have no expiration date.

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

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	YEARS ENDED DECEMBER 31,
	2019	2018
Revenues:
Product	98	98
License	2	2
Total revenues	100	100
Cost of product revenues	45	51
Gross profit	55	49
Operating Expenses:
Research, development and patent	48	50
Selling, general and administrative	102	90
Total operating expenses	150	140
Loss from operations	(95)	(91)
Other income (expense):
Interest expense	(5)	(10)
Interest expense to related parties	—	(2)
Change in estimated fair value of financial instruments	—	(24)
Gain on extinguishment of debt, net	—	(10)
Gain on extinguishment of debt, related party	—	43
Loss on modification of warrants	(5)	—
Loss on issuance of new warrants	(21)	—
Loss on change in fair value of contingent consideration in connection with the Pro Farm acquisition	(1)	—
Other income (expense), net	1	—
Total other expense, net	(31)	(3)
Net loss	(126)	(94)

Comparison of the Years Ended December 31, 2019 and 2018

Product Revenues

	YEAR ENDED DECEMBER 31,
	2019	2018
	(Dollars in thousands)
Product revenues	$28,912	$20,775
% of total revenues	98%	98%

Product revenues increased by $8.1 million, or 38.7%, in 2019 compared to 2018 due to an increase in overall sales across all of the Company’s product offerings, driven most significantly by increased sales of the Regalia, Grandevo and Venerate product families. For the year ended December 31, 2019 our revenues results included approximately $1.4M of sales generated internationally by our subsidiary, Pro Farm.

License Revenues

	YEAR ENDED DECEMBER 31,
	2019	2018
	(Dollars in thousands)
License revenues	$461	$445
% of total revenues	2%	2%

License revenues related to certain strategic collaboration and distribution agreements remained flat compared to 2018 as expected. License revenues do not comprise a significant portion of our total revenues.

Cost of Product Revenues

	YEAR ENDED DECEMBER 31,
	2019	2018
	(Dollars in thousands)
Cost of product revenues	$13,260	$10,907
% of total revenues	45%	51%
Gross profit	16,113	10,313
% of total revenues	55%	49%

Cost of product revenues increased by $2.3 million, or 21%, in 2019 compared to 2018. Our gross margins increased to 55% in 2019 from 49% in 2018. Cost of products decreased as a percentage of revenues, and gross margins increased in 2019 compared to 2018, primarily due to a favorable mix of higher margin product offerings and continued improved manufacturing and third-party manufacturing efficiencies. For the year ended December 31, 2019, the gross margins attributable to the product revenues generated by our subsidiary, Pro Farm, had a positive impact to the Company’s overall gross margins.

Research, Development and Patent Expenses

	YEAR ENDED DECEMBER 31,
	2019	2018
	(Dollars in thousands)
Research, development and patent	$14,026	$10,662
% of total revenues	48%	50%

Research, development and patent expenses increased by $3.4 million, or 32%, in 2019 compared to 2018 in line with management’s overall focus on its product pipeline. The majority of the increase included approximately $1.0 million related to field trials, $0.8 million related to toxicology studies and $0.7 million related to employee cost.

Selling, General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2019	2018
	(Dollars in thousands)
Selling, general administrative expenses	$30,072	$19,155
% of total revenues	102%	90%

Selling, general, and administrative expenses increased $10.9 million, or 57%, in 2019 compared to 2018. The increase is primarily related to acquisition related cost of $4.3 million, $1.9 million related to costs associated with the Company’s previously disclosed settlement of a legal claim and $2.8 million related to salaries, wages, stock-based compensation and compensation bonuses.

Other Income (Expense), Net

	YEAR ENDED DECEMBER 31,
	2019	2018
	(Dollars in thousands)
Interest expense	$(1,474)	$(2,057)
Interest expense to related parties	—	(451)
Change in estimated fair value of derivative liability	—	(5,177)
Loss on extinguishment of debt, net	—	(2,196)
Gain on extinguishment of debt, related party	—	9,183
Loss on modification of warrants	(1,564)	—
Loss on issuance of new warrants	(6,065)	—
Change in fair value of contingent consideration	(342)	—
Other income (expense), net	255	(11)
	$(9,190)	$(709)

Other Income (expense) increased significantly for the year ended December 31, 2019 compared to 2018. The increase included $1.6 million related to the Company’s modification of certain warrants which allowed the Company to request the exercise of the modified warrants and by $6.1 million in relation to the call of approximately 16,000,000 modified warrants. See Note 10 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As of December 31, 2019, the Company also recognized a loss related to the change in fair value of the contingent consideration to be paid in the future in connection with the Pro Farm acquisition. These increases were offset by less interest expense as a result of the Company’s February 2018 Financing Transaction. During the year ended December 31, 2018, the Company’s other income and expense, net balance included the recognition of a gain on extinguishment of debt of $9.2 million which was offset by a change in fair value of derivative liability of $5.2 million and loss of extinguishment of debt of $2.2 million in connection with the February 2018 Financing Transaction.

Seasonality

In recent years, we have increasingly had higher sales during the first half of the year than the second half. However, the level of seasonality in our business may change due to a number of factors, such as our expansion into new geographical territories (including as the result of the acquisition of Pro Farm), the introduction of new products, the timing of introductions of new products, and the impact of weather and climate change. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons. Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of the number of variables on which sales of our products are dependent. Weather conditions, new trade tariffs, natural disasters, outbreaks of infectious diseases and other factors affect planting and growing seasons and incidence of pests and plant disease, may, accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds from public offerings of common stock and private placements of convertible preferred stock, convertible notes and promissory notes, exercise of warrants, and term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants.

In December 2016, we filed a shelf registration statement on Form S-3 with the SEC that provides for the sale and issuance of up to $50.0 million of our common stock, preferred stock, debt securities, warrants, rights and/or units, including the ability to sell up to $15.0 million of our common stock through an at-the-market program in accordance with an offering agreement we entered into with H.C. Wainwright. The Company began selling common shares under this registration statement in January 2017. In April 2018, we completed an underwritten public offering of 8,366,250 registered shares of our common stock. The public offering price of the shares sold in the offering was $1.65 per share, and after deducting underwriting discounts and commissions and other offering expenses payable by us, the aggregate net proceeds to us from the offering totaled approximately $12.7 million. The shelf registration statement was expired as of December 31, 2019.

In March 2017, we entered into an invoice purchase agreement with LSQ, pursuant to which LSQ may elect to purchase up to $7,000,000 of eligible customer invoices from us. Our obligations under the LSQ financing are secured by a lien on substantially all of the Company’s personal property; such lien is first priority with respect to the Company’s accounts receivable, inventory, and related property. As of December 31, 2019, we had an outstanding balance of $3.6 million in secured borrowings. On January 7, 2020, we entered into a second amendment to the invoice purchase agreement, the terms of which included among other terms an increase to $20,000,000 of eligible customer invoices to be purchased and simultaneously entered into an addendum to allow the Company to request that LSQ advance a maximum of $3,000,000 of the Company’s finished goods inventory.

In February 2018 we completed certain financing transactions which resulted in the issuance of an aggregate of 70.5 million shares of common stock and warrants to purchase an aggregate of 48.9 million shares of common stock, the deleveraging of our balance sheet by reducing principal payments that were outstanding by $49 million, and the deferral of payment on $7.5 million of remaining outstanding debt until December 31, 2022. The gross proceeds to the Company from the offering were approximately $24.0 million, which excludes the $6.0 million in debt which was converted. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the aggregate net proceeds to the Company totaled $21.8 million.

In August 2019, we entered into a warrant amendment and plan of reorganization agreement, which we refer to as the Warrant Facility, with certain holders of the warrants issued in connection with the February 2018 Financing Transactions (the “February 2018 Warrants”). The Warrant Facility extended the warrant expiration date from December 2020 to December 2021, and the warrant holders agreed, at any time the Company’s stock trades above $1.00, upon request by the Company, to exercise up to 36.6 million of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (which we refer to as the August 2019 Warrants) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. During 2019, we called the exercise of 16 million of these outstanding warrants at $1.00 per share. We recognized a non-cash charge of $1.6 million related to the incremental fair value of the February 2018 Warrants due to the modification allowing us to call the warrants as needed to fund our operations, as well as a non-cash charge of $6.1 million related to the fair value of the August 2019 Warrants issued.

As of December 31, 2019, our cash and cash equivalents totaled $6.3 million, and we had an additional $1.6 million of restricted cash that we are contractually obligated to maintain in accordance with a debt agreement with Five Star Bank. We are out of compliance with certain covenant requirements under that agreement, Five Star Bank waived their right to deem recurring losses, liquidity, going concern, and financial condition as material adverse changes through May 30, 2021. Unless Five Star Bank extends its waiver of the applicable covenants, or we enter into strategic agreements that include significant cash payments upfront, significantly increase revenues from sales or raise additional capital through the issuance of equity, we will exceed the maximum debt-to-worth requirement under our promissory note with Five Star Bank at the expiration of the waiver on May 30, 2021.

Our historical operating results as of December 31, 2019 indicate substantial doubt exists related to our ability to continue as a going concern for the next 12 months from the date of the issuance of the accompanying financial statements. However, we believe that our existing cash and cash equivalents of $6.3 million as of December 31, 2019, expected revenues, the net proceeds from expected future debt or equity financings, including our call of warrants to be exercised, and cost management as well as cost reductions will be sufficient to fund operations as currently planned through one year from the date of the issuance of these consolidated financial statements. We also anticipate securing additional sources through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic results. However, we cannot predict, with certainty, the outcome of our actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to us or at all. Further, we may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We have based our beliefs on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. The actions discussed above cannot be considered probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs for 12 months from the issuance of these consolidated financial statements. If we become unable to continue as a going concern, we may have to liquidate our assets, and stockholders may lose all or part of their investment in our common stock.

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

We had the following debt arrangements in place as of December 31, 2019, in each case as discussed below (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$2,836	Due December 31, 2022 (5)
Promissory Note (2)	7.25%	8,620	Monthly/June 2036
Promissory Notes (3)	8.00%	6,099	Due December 31, 2022(5)
Secured Borrowing (4)	12.78%	3,657	Varies(6)/June 2019
Loan Facility	1.00%	81	Proportionately each September 2022, 2023, 2024, 2025
Loan Facility	2.60%	207	February 2020

See Note 9 to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for each of the following debt arrangements:

(1)	“—October 2012 and April 2013 Secured Promissory Notes.”
(2)	“—June 2014 Secured Promissory Note.”
(3)	“—August 2015 Senior Secured Promissory Notes.”
(4)	“—LSQ Financing.”
(5)	In February 2018, the maturity date and all interest payments were extended to December 2022
(6)	Payable through the lender’s direct collection of certain accounts receivable through June 2019.

Our debt arrangements contain certain representations and warranties by and between us and each of the debtors, certain indemnification provisions in favor of the lenders and customary restrictive covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). See Note 9, to our accompanying Notes to Consolidated Financial Statements included in Part II-Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As of December 31, 2019, we were in compliance with these covenants or have obtained the appropriate waivers for non-compliance with such covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2019	2018

Net cash used in operating activities	$(21,339)	$(19,425)
Net cash used in investing activities	(6,793)	(580)
Net cash provided in financing activities	16,163	36,953
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(11,969)	$16,948

Cash Flows from Operating Activities

Net cash used in operating activities of $21.3 million during the twelve months ended December 31, 2019 primarily resulted from our net loss of $37.2 million, which included $2.3 million of depreciation and amortization expense, $3.7 million of share-based compensation expense, $0.3 million of non-cash interest expense, $0.3 million of change in the fair value of the contingent consideration in connection with the acquisition of Pro Farm, and $1.6 million on loss on modification of warrants, $6.1 million loss on exercise of 16.0 million shares underlying warrants, and $0.8 million in amortization of right of use assets. In addition, net cash used in operating activities resulted from an increase of $1.2 million in accounts payables, $3.2 million increase in accrued liabilities mainly for the contingent considerations payable in the future in connection with the Jet-Ag and Pro Farm acquisitions, $0.6 million related to lease liabilities for the adoption of ASC 842 and $0.6 related to inventory, off-set by an increase of $2.6 million in accounts receivables due to overall revenue growth, $0.7 million in deferred revenue and $0.3 million in prepaids.

Net cash used in operating activities of $19.4 million during the twelve months ended December 31, 2018 primarily resulted from our net loss of $20.2 million, which included $1.9 million of depreciation and amortization expense, $1.9 million of share-based compensation expense, $1.0 million of non-cash interest expense, $5.2 million of change in the fair value of financial instruments, and $2.2 million on loss on extinguishment of debt offset by a gain of $9.2 million gain on extinguishment of debt with related parties. In addition, net cash used in operating activities resulted from a decrease in accounts receivable of $1.1 million and inventories of $1.6 million offset by a $2.0 million decrease in accounts payable, a $1.2 million decrease in accrued and other liabilities, and a decrease of $1.6 million related to accrued interest due to related parties.

Cash Flows from Investing Activities

Net cash used in investing activities were $6.8 million and $0.6 million during the year ended December 31, 2019 and 2018, respectively. Cash flow from investing activities included $5.8 million, net related to the acquisition of Pro Farm and $0.6 million related to the acquisition of product lines Jet-Ag and Jet-Oxide with the remainder a result from purchases of property, plant and equipment to support our operations.

Other than amounts used for the purchase of property, plant and equipment to support our operations, no other amounts were used in investing activities for the year ended December 31, 2019.

Cash Flows from Financing Activities

Net cash provided in financing activities of $16.2 million during the twelve months ended December 31, 2019 consisted primarily of $16.0 million in proceeds from the exercise of warrants and $29.5 million in proceeds from the issuance of debt, offset by reductions and repayment of debt of $29.5 million.

Net cash provided in financing activities of $37.2 million during the twelve months ended December 31, 2018 consisted primarily of $34.5 million in net proceeds from the issuance of common stock and $23.8 million in proceeds from the issuance of debt, offset by reductions and repayment of debt of $21.3 million.

Inflation

We believe that inflation has not had a material impact on our results of operations during the years ended December 31, 2019 and 2018.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K in Part II-Item 8-“Financial Statements and Supplementary Data”.

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

Acquisitions

Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), governs business combinations when an entity obtains control of a business by acquiring its net asset, or some or all of its equity interest. During the year ended December 31, 2019 we applied ASC 805 in the determination of our acquisition of Jet-Ag and Jet-Oxide product lines and of Pro Farm. ASC 805 requires among other things, defining a business, and upon that determination, recognizing assets acquired and liabilities assumed at fair value as of the acquisition date, determination and recognition of goodwill and that the results of operations of the acquired business be included in the consolidated statements of operations from the respective date of the acquisition.

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

We estimate the fair value of restricted stock units based on the closing bid price of our common stock on the date of grant

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

Warrants

The warrants granted in connection with the February 2018 Financing Transactions and August 2019 Warrant Amendment and Reorganization was accounted for in equity. In connection with the February 2018 Financing Transactions, the Company estimated the fair value of the warrants issued using the Black Scholes Option Pricing Model. The Company’s fair value of the outstanding warrant post amendment was estimated utilizing a Monte Carlo univariate option pricing model. Upon the various exercise of the Company’s call option, the Company estimated the fair value of the new warrants issued using the Black Scholes Option Pricing Model.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Marrone Bio Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marrone Bio Innovations, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 16, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Explanatory Paragraph – Change in Accounting Principles

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

San Francisco, CA

March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Marrone Bio Innovations, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Marrone Bio Innovations, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 16, 2020 expressed an unqualified opinion, which included explanatory paragraphs for going concern and change in accounting principles, on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in “Management Annual Report on Internal Control over Financial Reporting”, management has excluded its wholly-owned subsidiaries, Pro Farm Technologies OY (Finland), Pro Farm International OY (Finland), Pro Farm OU (Estonia), Pro Farm Inc. (Delaware), Glinatur SA (Uruguay) and partially-owned subsidiary Pro Farm Technogies Comercio De Insumos Agricolas do Brasil ltda (Brazil – 99% controlling interest) (collectively “Pro Farm”), from its assessment of internal control over financial reporting as of December 31, 2019 because these entities were acquired by the Company in purchase business combinations during 2019. We have also excluded Pro Farm from our audit of internal control over financial reporting. These subsidiaries’ combined total assets and total revenues represent approximately 2% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp

Marcum llp

San Francisco, CA

March 16, 2020

MARRONE BIO INNOVATIONS, INC.

Consolidated Balance Sheets

(In Thousands, Except Par Value)

	DECEMBER 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$6,252	$18,221
Accounts receivable	5,925	2,720
Inventories	8,149	8,224
Prepaid expenses and other current assets	1,390	971
Total current assets	21,716	30,136
Property, plant and equipment, net	13,260	14,512
Right of use assets, net	4,567	-
Intangible assets, net	23,842	-
Goodwill	6,764	-
Restricted cash	1,560	1,560
Other assets	1,008	359
Total assets	$72,717	$46,567

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,379	$1,692
Accrued liabilities	12,467	6,871
Deferred revenue, current portion	427	438
Lease liability, current portion	913	-
Debt, current portion, net	3,899	2,318
Total current liabilities	21,085	11,319
Deferred revenue, less current portion	1,986	2,399
Lease liability, less current portion	3,970	-
Debt, less current portion, net	11,847	11,819
Debt due to related parties	7,300	7,300
Other liabilities	2,971	794
Total liabilities	49,159	33,631
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 139,526 and 110,691 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid in capital	344,206	296,409
Accumulated deficit	(320,649)	(283,474)
Total stockholders’ equity	23,558	12,936
Total liabilities and stockholders’ equity	$72,717	$46,567

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	YEARS ENDED DECEMBER 31,
	2019	2018
Revenues:
Product	$28,912	$20,775
License	461	445
Total revenues	29,373	21,220
Cost of product revenues	13,260	10,907
Gross profit	16,113	10,313
Operating Expenses:
Research, development and patent	14,026	10,662
Selling, general and administrative	30,072	19,155
Total operating expenses	44,098	29,817
Loss from operations	(27,985)	(19,504)
Other income (expense):
Interest expense	(1,474)	(2,057)
Interest expense, related parties	—	(451)
Change in fair value of financial instruments	—	(5,177)
Loss on extinguishment of debt, net	—	(2,196)
Gain on extinguishment of debt, related party	—	9,183
Loss on modification of warrants	(1,564)	—
Loss on issuance of new warrants	(6,065)	—
Change in fair value of contingent consideration	(342)	—
Other income (expense), net	255	(11)
Total other expense, net	(9,190)	(709)
Net loss	$(37,175)	$(20,213)
Basic and diluted net loss per common share:	$(0.32)	$(0.20)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	117,982	101,248

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements Stockholders’ Equity

(In Thousands)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at January 1, 2018	31,351	—	214,921	(265,572)	(50,651)
New revenue standard adoption impact	—	—	—	2,311	2,311
Net loss	—	—	—	(20,213)	(20,213)
Net settlement of options	44	—	26	—	26
Exercise of warrants	78	—	98	—	98
Share-based compensation	—	—	1,850	—	1,850
Issuance of restricted stock units in lieu satisfaction of bonus payment	—	—	205	—	205
Settlement of restricted stock units	338	—	—	—	—
Conversion of related party notes for common stock and warrants	20,000	—	21,685	—	21,685
Conversion of secured promissory notes for common stock and warrants	5,714	—	6,196	—	6,196
Conversion of convertible notes for common stock and warrants	12,000	—	16,843	—	16,843
Fair value of common stock and warrants issued to placement agent in connection with private placement and note conversion	800	—	1,610	—	1,610
Issuance of common stock and warrants in private placement, net of offering costs and underwriter commissions	32,000	1	20,310	—	20,311
Issuance of common stock in follow-on offering, net of offering costs and underwriter commissions	8,366	—	12,665	—	12,665
Balance at December 31, 2018	110,691	$1	$296,409	$(283,474)	$12,936
Net loss	—	—	—	(37,175)	(37,175)
Net settlement of options	47	—	55	—	55
Share-based compensation	—	—	3,686	—	3,686
Employee stock purchase plan	115	—	128	—	128
Settlement of restricted stock units	7	—	—	—	—
Modification of existing warrants	—	—	1,564	—	1,564
Issuance of common stock in connection with call to exercise warrants	16,000	—	16,000	—	16,000
Issuance of new warrants in connection with call to exercise warrants	—	—	6,065	—	6,065
Issuance of common stock in connection with Pro Farm acquisition.	12,666	—	20,299	—	20,299
Balance at December 31, 2019	139,526	$1	$344,206	$(320,649)	$23,558

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	YEARS ENDED DECEMBER 31,
	2019	2018
Cash flows from operating activities
Net loss	$(37,175)	$(20,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,349	1,890
Gain on disposal of equipment	(21)	—
Right of use assets amortization	805	—
Share-based compensation	3,686	1,850
Non-cash interest expense	277	994
Change in fair value of financial instruments	—	5,177
Loss on extinguishment of debt, net	—	2,196
Gain on extinguishment of debt, related party, net	—	(9,183)
Loss on modification of warrants	1,564	—
Loss on issuance of new warrants	6,065	—
Change in fair value of contingent consideration	342	—
Net changes in operating assets and liabilities:
Accounts receivable	(2,622)	1,065
Inventories	599	1,603
Prepaid Expenses and other assets	(327)	34
Accounts payable	1,204	(2,028)
Accrued and other liabilities	3,223	(857)
Accrued interest due to related parties	—	(1,614)
Lease Liability	(627)	—
Deferred revenue	(681)	(339)
Net cash used in operating activities	(21,339)	(19,425)
Cash flows from investing activities
Asset acquisition	(669)	—
Business combination, net of cash acquired	(5,849)	—
Purchases of property, plant and equipment	(296)	(580)
Proceeds from sale of equipment	21	—
Net cash used in investing activities	(6,793)	(580)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	34,486
Proceeds from issuance of debt	141	2,000
Proceeds from secured borrowings	29,376	21,844
Repayment in secured borrowings	(27,822)	(21,046)
Repayment of debt	(1,715)	(254)
Financing costs	—	(201)
Exercise of stock options	55	40
Proceeds from employee stock purchase plan	128	—
Net settlement of options	—	(14)
Exercise of warrants	16,000	98
Net cash provided by financing activities	16,163	36,953
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,969)	16,948
Cash and cash equivalents and restricted cash, beginning of period	19,781	2,833
Cash and cash equivalents and restricted cash, end of period	$7,812	$19,781

Supplemental disclosure of cash flow information
Cash paid for interest	$1,175	$2,772
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$—	$51
Fair Value of non-cash consideration issued in acquisition transactions	23,917
Conversion of debt to equity	$—	$10,000
Conversion of bridge loan (convertible note) to equity	$—	$6,000
Conversion of debt, related party to equity	$—	$35,000
Conversion of accrued liabilities into equity associated with the granting of restricted stock units	$—	$205
Embedded derivative liability associated with bridge loan	$—	$573
Conversion of accrued interest, related party, into debt, related party	$—	$324

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2019

1. Summary of Business, Basis of Presentation

Marrone Bio Innovations, Inc. (the “Company”), formerly Marrone Organic Innovations, Inc., was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. In September 2019 the Company closed its acquisition of Pro Farm Technologies OY, a Finnish limited company, which consisted of Pro Farm Technologies OY and its five subsidiaries Pro Farm International Oy (Finland), Pro Farm OU (Estonia), Pro Farm Technogies Comercio de Insumos Agricolas do Brasil ltda. (Brazil – 99% controlling interest), Pro Farm Inc. (Delaware), and Glinatur SA (Uruguay) (collectively “Pro Farm”). As a result of the acquisition, Pro Farm became a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-K and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for financial reporting. Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

The Company makes biological crop protection, plant health and nutrition products. The Company targets the major markets that use conventional chemical products, including certain agricultural markets where its biological products are used as alternatives for, or mixed with, conventional chemical products. The Company also targets new markets for which (i) there are no available conventional chemical products or (ii) the use of conventional chemical products may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical products. The Company delivers EPA-approved and registered biological crop protection products and other biological products that address the global demand for effective, safe and environmentally responsible products.

Going Concern, Liquidity, and Management Plans

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue to operate under the assumption that there is substantial doubt about its ability to continue as a going concern, for 12 months after the issuance of these consolidated financial statements. This assessment contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from the Company’s substantial doubt about its ability to continue as a going concern.

The Company has a limited number of commercialized products and operating history. As of December 31, 2019, the Company had an accumulated deficit of $320,649,000, has incurred significant losses since inception, and expects to continue to incur losses for the foreseeable future. The Company funds operations primarily with the proceeds from the sale of its products and payments under strategic collaboration and distribution agreements, promissory notes and term loans, net proceeds from the private placements of convertible notes, as well as with the proceeds from other equity instruments. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of December 31, 2019, the Company had a working capital surplus of $631,000, including cash and cash equivalents of $6,252,000. In addition, as of December 31, 2019, the Company had debt and debt due to related parties of $15,746,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. As of December 31, 2019, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements (See Notes 9 for further discussion).

The Company’s historical operating results, including prior periods of negative use of operating cash flows which indicate substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these consolidated financial statements. However, the Company believes that its existing cash and cash equivalents of $4,767,000 at March 13, 2020, together with expected revenues, expected future debt or equity financings and cost management will be sufficient to fund operations as currently planned through one year from the date of the issuance of these consolidated financial statements. The Company anticipates securing additional sources of cash through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic results. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to the Company or at all. Further, the Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations.

If the Company further breaches any of the covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires May 30, 2021, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under the June 2014 Secured Promissory Note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

The June 2014 Secured Promissory Note contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the consolidated financial statements. The lender has waived its right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through May 30, 2021. As a result, none of the long-term portion of the Company’s outstanding debt has been reclassified to current in these consolidated financial statements as of December 31, 2019.

In August 2019, the Company entered into a warrant amendment and plan of reorganization agreement (the Warrant Reorganization Agreement) with certain holders of the warrants issued in connection with the February 2018 Financing Transactions (the “February 2018 Warrants”). Pursuant to the Warrant Reorganization Agreement, the Company has agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders have agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 shares under their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. As of the date of the issuance of these consolidated financial statements, the Company has called the exercise of all February 2018 Warrants (See Note 10) of which 22,000,000 have been exercised with the remainder to be exercised on an as needed basis.

The Company participates in a heavily regulated and highly competitive crop protection industry and believes that adverse changes in any of the following areas could have a material effect on the Company’s future financial position, results of operations or cash flows: inability to obtain regulatory approvals, increased competition in the biological agricultural product market, market acceptance of the Company’s products, weather and other seasonal factors beyond the Company’s control, litigation or claims against the Company related to intellectual property, patents, products or governmental regulation, and the Company’s ability to support increased growth.

Additionally, the Company could spend its available financial resources less or more rapidly than currently expected. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets, and stockholders may lose all or part of their investment in the Company’s common stock.

Although the Company recognizes that it will likely need to raise additional funds in the future, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will not be unfavorable. Any future equity financing may result in dilution to existing stockholders and any debt financing may include additional restrictive covenants. Any failure to obtain additional financing or to achieve the revenue growth necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives. The actions discussed above cannot be considered to mitigate the substantial doubt raised by its historical operating results and satisfying its estimated liquidity needs for 12 months from the issuance of these consolidated financial statements.

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

The Company believes that the assumptions and estimates associated with acquisition activities in determining the fair values of acquired assets, liabilities and goodwill, revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions with variable considerations, warrants and share-based compensation, right-of-use assets and corresponding lease liability, inventory valuation, and fair value of financial instruments, have the greatest potential impact on the consolidated financial statements. Therefore, the Company considers these estimates to be its significant estimates.

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

During the years ended December 31, 2019 and 2018, 12% and 11%, respectively, of the Company’s revenues were generated from international customers.

The Company’s principal sources of revenues were its Regalia, Grandevo, and Venerate product lines for the years ended December 31, 2019 and 2018, accounting for 88% and 90%, respectively, of the Company’s total revenues.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER
DECEMBER 31,	A	B	C
2019	30%	10%	9%
2018	35%	9%	17%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either December 31, 2019 or 2018 consist of the following:

	CUSTOMER
DECEMBER 31,	A	B
2019	44%	9%
2018	52%	24%

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

Pro Farm products are currently partially sourced by suppliers from one manufacturing plant in Russia, in which the Company owns a 12% interest. The Company plans for enough inventory on hand to fill its revenue forecasts for 12 months at any given time, but an unexpected disruption in supply could have an adverse effect on the supply and revenues related to the subsidiary. Although the Company has identified additional manufacturers who are capable suppling the products, there can be no assurance that the Company will continue to be able to obtain products at a competitive price.

Acquisitions

The Company contemplates business combinations and acquisition opportunities that align with the Company’s overall strategy. Based on the facts and circumstances of the transaction, acquisitions are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which requires, among other things that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date and that the results of operations of the acquired business be included in the consolidated statements of operations from the respective date of the acquisition based on the significance of the transaction to the Company’s own consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit, money market funds and certificates of deposit accounts with U.S. and global financial institutions. The Company is exposed to credit risk in the event of default by financial institutions to the extent that cash and cash equivalents balances with financial institutions are in excess of amounts that are insured including for amounts held at U.S. by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on these deposits. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows in thousands as a result of the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”):

	DECEMBER 31, 2019	DECEMBER 31, 2018
Cash and cash equivalents	$6,252	$18,221
Restricted cash, less current portion	1,560	1,560
Total cash, cash equivalents and restricted cash	$7,812	$19,781

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note. See Note 9 for further discussion.

Accounts Receivable

The carrying value of the Company’s receivables represents their estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. During the years ended December 31, 2019 and 2018, no receivables balances were written off. As of December 31, 2019 and 2018, the Company had no allowance for doubtful accounts.

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

During the year ended December 31, 2019, the Company recorded, as a component of cost of product revenues, adjustments to inventory reserves of $248,000 due to quantities on hand that may not be used or sold prior to expiration, and an adjustment of $969,000 as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

During the year ended December 31, 2018, the Company recorded, as a component of cost of product revenues, adjustments to inventory reserves of $579,000 due to quantities on hand that may not be used or sold prior to expiration, and an adjustment of $1,078,000 as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

Inventories, net consist of the following (in thousands):

	DECEMBER 31, 2019	DECEMBER 31, 2018
Raw materials	$1,610	$1,844
Work in progress	783	1,580
Finished goods	5,756	4,800
	$8,149	$8,224

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

Maintenance, repairs and minor renewals are expensed as incurred. Expenditures that substantially increase an asset’s useful life are capitalized. The Company did not recognize any amounts related to impairment for the year ended December 31, 2019 and 2018.

Intangible Assets

Intangible assets are acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows.

ASSET CATEGORY	ESTIMATED USEFUL LIFE
Customer Relationship	15 years
Developed Technology	10 years
Tradenames	10-15 years
Non-compete	6 years
In Process Research and Development	11 years

The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company’s intangible assets include customer relationships, patents, trademarks, and in process research and development acquired in 2019 in connection with its asset acquisition of the Jet-Ag and Jet-Oxide product lines and the Company’s acquisition of Pro Farm. The Company has not recorded impairment of intangible assets as of December 31, 2019.

Impairment of Long-Lived Assets

Impairment losses related to long-lived assets are recognized in the event the net carrying value of such assets is not recoverable and exceeds fair value. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If the carrying amount of a long-lived asset (asset group) is considered not recoverable, the impairment loss is measured as the amount by which the carrying value of the asset or asset group exceeds its estimated fair value.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired and such excess resulted in the significant increase of goodwill from 2018 to 2019. Goodwill is reviewed for impairment on an annual basis as of the first day of the Company’s fiscal fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Due to the short time lapse between the date of acquisitions of Pro Farm and the Jet-Ag and Jet-Oxide product lines and the balance sheet date, no formal assessment of impairment has been completed for the year ended December 31, 2019.

Fair Value

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

As of December 31, 2019, the contingent consideration in connection with the Company’s acquisition of Pro Farm was recorded at its fair value. The following table provides a reconciliation of the activity for the contingent consideration measured between the most recent reporting period and as of the balance sheet date based on the fair value using significant inputs including the unobservable inputs (Level 3) (in thousands):

CONTINGENT CONSIDERATION LIABILITY
Fair value at September 13, 2019	$1,395
Change in estimated fair value recorded of contingent consideration	342
Fair value at December 31, 2019	$1,737

The change in fair value for the reporting period was driven by the result of the unobservable fair value model, a Monte Carlo simulation in a risk-neutral framework assuming Geometric Browning Motion. The most significant input to the model was the estimated results of the Pro Farm subsidiary for the periods specified in the share purchase agreement of 2020 – 2023. The following represents other inputs used in determining the fair value of the contingent consideration liability:

	SEPTEMBER 13,	DECEMBER 31,
	2019	2019
Discount rate	16.4%	15.2%
Volatility	38.2%	33.6%
Credit spread	11.1%	10.8%
Risk-free rate	1.75%	1.66%

Discount Rate. Discount rate is based on an adjusted weighted cost of capital contribution considering an estimated operational leverage ratio and a risk-free rate, each determined by publicly traded peer group median except the risk-free rate.

Estimated Volatility Factor. Volatility factor is based on the adjusted weighted cost of capital, operating asset volatility, operating leverage ratio and risk-free interest rate, each determined by publicly traded peer group median except the risk-free rate.

Credit Spread. Credit spread cased on the Company’s financial ratio in comparison with those of publicly traded peer group.

Interest Rate. Interest rate based on US Constant Maturity Treasury rates for the same period as the period of performance of 2020 to 2023.

The change in the fair value estimate is recognized in the Company’s consolidated statement of operations in Other Income (expense) under caption Change in fair value of contingent consideration. The contingent consideration will be determined at each reporting period and will be settled with the issuance of the Company’s common shares.

The Company had no financial liabilities measured at fair value as of December 31, 2018, however during 2018 the Company estimated the fair value of the derivative liability using an Option Pricing Model for the period January 11-17, 2018 on issuance of additional derivative liability commensurate with the receipt of additional principle under the convertible note, and upon extinguishment of the convertible note on February 5, 2018 (See Note 18). The fair value was subjective and was affected by certain significant inputs to the valuation model, which are disclosed in the table below. The fair value of the derivative liability was based upon the outputs of the Option Pricing Model probability-weighted to reflect three different conversion option exercise dates. As the Option Pricing Model estimates the fair value of derivative liability using unobservable inputs, it is considered to be a Level 3 fair value measurement.

The periodic changes in the estimated fair value between the collective issuance dates, at each reporting period, and on the extinguishment of the convertible note, resulted in the Company recognizing a net loss from the total change in estimated fair market value of the derivative liabilities during December 31, 2018, as shown in the tables below. This loss is included in the change in estimated fair value of derivative liability in the Company’s consolidated statement of operations.

The following table provides a reconciliation of the activity for the derivative liability measured between the most recent reporting period and as of the balance sheet date based on the fair value using significant inputs including the unobservable inputs (Level 3) (in thousands):

DERIVATIVE LIABILITY
Fair value at December 31, 2017	$674
Derivative liability issued	573
Change in estimated fair value recorded of financial instruments	5,177
Derivative liability extinguished	(6,424)
Fair value at December 31, 2018	$—

The following table represents the significant inputs used in determining the fair value of the derivative liability:

	FEBRUARY 5,	JANUARY 11-17,
	2018	2018
Price	$0.50	$1.00
Stock Price volatility	60%	60%
Risk-free rate	1.46%	1.43%
Probability weighted term in years	0.18	0.23 – 0.25

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

Deferred Revenue

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

	DECEMBER 31, 2019	DECEMBER 31, 2018
Product revenues	$299	$457
Financing costs(1)	609	604
License revenues	1,505	1,776
	2,413	2,837
Less current portion	(427)	(438)
	$1,986	$2,399

(1)	Financing costs relate to the implementation of ASC 606. Refer to the Company’s revenue recognition policy in this note.

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

Product Sales. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The Company may enter into contracts in which the standalone selling prices (“SSP”) is different from the amount the Company is entitled to bill the customer. As of December 31, 2019 and 2018, the Company had deferred product revenue in the amount of $299,000 and $457,000, respectively, associated primarily with billings in excess of SSP.

Licenses Revenues. The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. Through December 31, 2019, the Company has received an aggregate of $4.1 million in payments under these strategic collaboration and distribution agreements of which no amounts and $0.2 million, respectively, was recognized as of December 31, 2019 and 2018. In addition to the amounts already received, an additional $0.8 million in payments under these agreements could potentially receive if certain testing validation, regulatory progress and commercialization events occur.

Financing Component Revenues. The Company recognizes a financing component, if material, when the Company receives consideration from the customer, and when the Company expects control of the product or service to be transferred to the customer in a period of greater than one year from the date of receipt of the consideration. As such, the financing component is determined to be long-term and therefore recorded in the consolidated balance sheet as part of deferred revenues. For each year ended December 31, 2019 and 2018 the Company recognized $0.2 million, respectively of financing revenues.

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

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. During the years ended December 31, 2019 and 2018, research and development expenses totaled $12,924,000 and $9,681,000, respectively, and patent expenses totaled $1,102,000 and $981,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the year ended December 31, 2019 and 2018 were $1,180,000 and $837,000, respectively.

Advertising

The Company expenses advertising costs as incurred and has included these expenses as a component of Selling, General and Administrative costs. Advertising costs for the years ended December 31, 2019 and 2019 were $708,000 and $1,022,000, respectively.

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

The Company uses the Black-Scholes-Merton option-pricing model to calculate the estimated fair value of stock options on the measurement date (generally, the date of grant). The required inputs in the option-pricing model include the expected life of the stock options, estimated volatility factor, risk-free interest rate and expected dividend yield. These inputs are subjective and generally require significant judgment. During the years ended December 31, 2019 and 2018, the Company calculated the fair value of stock options granted based on the following assumptions:

	DECEMBER 31, 2019	DECEMBER 31, 2018
Expected life (years)	5.33-6.08	2.51-6.08
Estimated volatility factor	51%-54%	53%-58%
Risk-free interest rate	1.41%-2.44%	2.42%-2.98%
Expected dividend yield	—	—

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

Estimated Volatility Factor. As the Company’s common stock had limited trading history, the Company calculated the estimated volatility factor based on both the volatility of its common stock and the volatility of the common stock of comparable agricultural biotechnology companies, giving the volatility of its common stock additional weight.

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

As of December 31, 2019 and 2018, all deferred tax assets, except the deferred tax liability generated during the year related to foreign entities, were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. The Company’s judgments regarding deferred tax assets may change due to future market conditions, as the Company expands into international jurisdictions, due to changes in U.S. or international tax laws and other factors.

These changes, if any, may require material adjustments to the Company’s deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made. The Company recognizes liabilities for uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to analyze the Company’s tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. As of December 31, 2019, the Company concluded that there were no additional uncertain tax positions required to be recognized in its consolidated financial statements. In connection with the Company’s acquisition of Pro Farm, the Company acquired approximately $22,000 in uncertain tax position.

The Company recognizes interest and penalties related to income tax matters in income tax expense. No amounts were recognized for interest and penalties during the year ended December 31, 2019. In connection with the Company’s acquisition of Pro Farm, amounts of interest and penalties were not significant or material.

Foreign Currency

The functional currency of the Company’s subsidiary Pro Farm is the U.S. dollar. Assets and liabilities have been translated to the U.S. dollar reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries and the Company’s normal operations are recorded in “Other income (expense)” in the consolidated statement of operations in the amounts of $0.1 million and $0.05 million for the periods ended December 31, 2019 and 2018, respectively.

Comprehensive Loss

Comprehensive loss represents the net loss for the period adjusted for the results of certain changes to stockholders’ equity that are not reflected in the consolidated statements of operations, if applicable. From time to time the Company is impacted by foreign currency translation in the consolidation of the Company’s subsidiaries and receipt of payment from customers and payment to vendors.

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

The Company adopted ASU 2016-02 on January 1, 2019 using the modified-retrospective method. This adoption primarily affected the Company’s consolidated balance sheet based on the recording of Right-of-use assets and Lease liability, current and non-current for its operating leases. The adoption of ASU 2016-02, did not change the Company’s historical classification of these leases or the straight-line recognition of related expenses.

See Note 4 for the effects of the adoption of ASU 2016-02 on the Company’s consolidated financial statements as of January 1, 2019 and for the year ended December 31, 2019. The adoption of this standard had a material impact on the Company’s consolidated financial statements and is expected to continue to have a material impact for the foreseeable future.

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

The Company prospectively adopted the guidance in the third quarter of fiscal 2019. The adoption primarily impacted the Company’s consolidated balance sheet based on the accounting treatment for the Jet-Ag Acquisition (as defined below) which could have otherwise been treated as a business combination had the acquired asset not met the screen test outlined in the ASU. The Company did not perform further analysis related to the treatment of the Jet-Ag Acquisition upon the results of the screen test. See Note 3 for the effects of the adoption of ASU 2017-01 on the Company’s consolidated financial statements as of July 1, 2019 and for year ended December 31, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and may have a material impact for the foreseeable future based on the actual occurrence of any business combination related activities.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of consolidated financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” (ASU No. 2018-19), in April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments—Credit Losses (Topic 326) (“ASU 2019-05”), in November 2019, the FASB issued Accounting Standards Update No. 2019-10, Financial Instruments—Credit Losses, (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Date (“ASU 2019-10”) and Accounting Standards Update No. 2019-11, Financial Instruments—Credit Losses (“ASU 2019-11”), and in February 2020, the FASB issued Accounting Standards Update No. 2020-02, Financial Instruments—Credit Losses, (Topic 326) and Leases (Topic 842) (“ASU 2020-02”). ASU 2020-02, delayed the effective date for certain entities including entities meeting the SEC’s definition of a Smaller Reporting Company. The Company is currently evaluating ASU 2016-13 all related ASUs to determine the impact to its consolidated financial statements and related disclosures and anticipates delaying the adoption of ASU 2016-13 as provided for until January 1, 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Tax” (ASU No. 2019-12), which removed certain exceptions and updated certain provisions related to the accounting for income tax. The provisions of ASU No. 2019-12 are effective for annual reporting periods beginning after December 15, 2020 and interim reporting periods within those annual periods, with early adoption permitted, including adoption in any interim period for public business entities for periods for which consolidated financial statements have not yet been issued or made available for issuance. This ASU shall be applied on a retrospectively or modified retrospective basis. The Company has not yet determined the impact of implementing this new standard on the consolidated financial statements.

3. Acquisitions

Jet-Ag and Jet-Oxide

On September 10, 2019, the Company completed the purchase of substantially all rights and assets related to the Jet-Ag and Jet-Oxide product lines from Austin Grant, Inc., a Florida corporation d/b/a Jet Harvest Solutions, for approximately $2,534,000 in cash, of which $544,200 was paid upon closing and the remainder is to be paid in four installments over an 16-month window (the “Jet-Ag Acquisition”). The Jet-Ag Acquisition is accounted for as an asset acquisition consistent with ASC 2017-01, which requires that substantially all of the fair value of the gross assets acquired is concentrated in a single asset or a group of similar assets. The asset purchase agreement also contains a provision providing five yearly earn out payments from 2020 through 2024 based on the Company’s total future sales of Jet-Ag and Jet-Oxide purchased through a specified supplier. The fair value of the contingent consideration was estimated at $190,000 on the close date of the transaction, which the Company has included in its total cost to be allocated to the acquired assets. The Company intends to assess its contingent consideration estimate periodically upon the settlement of the revenue contingency at each reporting period. Acquisition costs of $168,000 were also included in the total consideration for the Jet-Ag Acquisition to be allocated among the acquired assets. The allocation of the total consideration was based on each of the acquired asset’s relative fair values as follows (in thousands):

ALLOCATION OF COST OF ASSET ACQUISITION

Cash paid, inclusive of future payments	$2,534
Fair value of contingent consideration	190
Other cost to acquire assets	168
Total acquisition related consideration	$2,892

Intangible assets acquired:
Customer relationships	$2,333
Tradename	466
Non-compete	93
Total assets acquired	$2,892

The fair value of the acquired customer list, trade name, non-compete were estimated using either an excess earning method, relief-from-royalty or with and without the asset being in place, based on management’s forecasted cash inflows and outflows. Each of the intangible assets are being amortized within the expense reflected in “Selling, general and administrative” expenses in the consolidated statement of operations.

Pro Farm Technologies OY

On September 13, 2019, the Company completed its acquisition of 100% of the outstanding shares of Pro Farm Technologies OY, a Finnish limited company (“Pro Farm”) for consideration of approximately $27,543,000 (the “Pro Farm Acquisition”), net of cash acquired. Total consideration consisted of cash payments of $2,843,000 to beneficial owners and $3,178,000 in debt repayments made on behalf of Pro Farm, issuance of a total of 12,666,000 of the Company’s common stock, at the closing market price of $1.59, for an aggregate fair value of $20,299,000, inclusive of 100,000 restricted stock units at a fair value of $159,000 awarded to a key employee and the fair value of up to $7,466,000 of contingent consideration subject to the achievement of certain distributor, revenue, earnings before interest, taxes, depreciation and amortization, and debt and equity milestones from the date of the closing through December 31, 2024, fair valued at $1,395,000. The contingent consideration will be determined at the end of each reporting period and settled through the issuance of the Company’s common shares. The Pro Farm acquisition meets the definition of a business in accordance with ASC 805. The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s future revenues and product portfolio and the expected revenue growth from increased market penetration. The goodwill is not deductible for income tax purposes.

Certain estimated fair values are not yet finalized and are subject to change, which could be significant. The Company expects to finalize its purchase accounting by the end of the second quarter of fiscal year 2020 when it has completed its assessment of certain consideration adjustments and completed the assessment of deferred taxes. Amounts for acquired current assets and liabilities, deferred tax liabilities, intangibles and goodwill also remain subject to change. The preliminary estimated fair values of the assets acquired, and liabilities assumed are as follows (in thousands):

PRELIMINARY ALLOCATION AT DECEMBER 31, 2019

Accounts receivable	$583
Inventory	523
Other current assets	211
Investments in subsidiary	537
Intangible assets:
Developed technology	16,362
Tradename	2,659
In process research and development	2,713
Goodwill	6,764
Total assets acquired	30,352

Accounts payable	432
Accrued liabilities	779
Debt	1,612
Minority interest	(14)
Net assets acquired	$27,543

Cash paid, net of cash acquired	5,849
Fair Value of stock consideration	20,299
Fair value of contingent consideration	1,395
Total purchase price	$27,543

Tangible assets and liabilities acquired were recorded at their preliminary fair values on the date of close based on management’s preliminary assessment. Included in the tangible assets acquired is an investment a 12% interest in a Russian manufacturing plant and which been accounted for under Accounting Standard Codification 325 – Investments Other, Cost Method Investments. The purchase price allocated to developed technology, in process technology and trade name were estimated using either an excess earning method or relief-from-royalty to calculate the fair value of the assets purchased, based on management’s forecasted cash inflows and outflows. All intangible assets are being amortized with the expense reflected in “Selling, general and administrative” expenses in the consolidated statement of operations.

Acquisition costs are recorded in “Selling, general and administrative” expenses as incurred. As of December 31, 2019 the Company has incurred expenses of $3,084,000 in connection with the Pro Farm Acquisition. The Pro Farm Acquisition was financed partially through the warrant holders’ purchase of 10,000,000 shares of the Company’s common stock in connection with the Company’s exercise of its warrant call option under the Warrant Reorganization Agreement (see Note 10).

The consolidated statement of operation include $1,433,000 of product revenues and $1,520,000 of operating expenses from Pro Farm for the period from September 14, 2019 through December 31, 2019. The Company’s consolidated results as of December 31, 2019 include amounts related to a 1% non-controlling interest in Pro Farm’s Brazilian subsidiary, deemed to be immaterial to the consolidated financial statements. The following unaudited pro forma results of operations assume the Pro Farm acquisition had occurred on January 1, 2018 (in thousands):

	PRO FORMA FOR THE YEAR ENDED DECEMBER 31, 2019	PRO FORMA FOR THE YEAR ENDED DECEMBER 31, 2018

Product revenues	$30,362	$21,383
Cost of product revenues	13,630	11,211
Gross profit	16,732	10,172
Operating expenses	43,956	33,367
Loss from operations	$(27,224)	$(23,195)
Basic and Diluted net loss per common share	$(0.30)	$(0.20)

Significant pro forma adjustments incorporated into the pro forma results above include elimination of nonrecurring acquisition-related costs incurred prior to the close of the Pro Farm Acquisition, amortization of acquired intangible assets. These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are prepared for comparative purposes only and do not necessarily reflect the results that would have been realized had the Pro Farm Acquisition occurred at the beginning of the periods ended December 31, 2019 and 2018, and are not necessarily indicative of the Company’s consolidated results of operations in future periods.

4. Right of Use Assets and Lease Liabilities

In September 2013 and then amended in April 2014, the Company entered into a lease agreement for approximately 27,300 square feet of office and laboratory space located in Davis, California. The initial term of the lease was for a period of 60 months and commenced in August 2014. In November 2018, the Company exercised the first lease extension option, extending the lease term for an additional 60 months. The monthly base rent is $44,000 per month for the first 12 months with a 3% increase each year thereafter. Concurrent with the April 2014 lease agreement, the Company entered into a lease agreement with an affiliate of the landlord to lease approximately 17,400 square feet of office and laboratory space in the same building complex in Davis, California. The initial term of the lease was for a period of 60 months and commenced in August 2014. The monthly base rent is $28,000 with a 3% increase each year thereafter. In November 2018, we exercised the first lease extension option, extending the lease term for an additional 60 months.

On January 19, 2016, the Company entered into an agreement with a sublessee to sublease approximately 3,800 square feet of vacant office space located in Davis, California pursuant to the terms of its lease agreement. The initial term of the sublease is for a period of approximately 43 months and commenced on February 1, 2016. The monthly base rent is approximately $5,000 per month for the first 12 months with a 5% increase each year thereafter. The lease was not renewed and was on a month to month arrangement through November 2019.

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

Adoption of the new standard resulted in recognition of both right-of-use assets and lease liabilities of approximately $5,324,000 and $5,510,000 as of January 1, 2019, respectively, inclusive of any deferred rent as of December 31, 2018. As the right-of-use assets and lease liabilities were substantially the same at adoption, the Company did not record a cumulative effect adjustment to the opening balance of retained earnings.

The Company’s operating leases have remaining terms ranging from less than one year to five years. The leases are for office space and various office equipment. The Company determines if an arrangement includes a lease at the inception of the agreement and the right-of-use asset and lease liability is determined at the lease commencement date and is based on the present value of estimated lease payments. The Company’s lease agreements contain both fixed and variable lease payments, none of which are based on a rate or an index. Fixed lease payments are included in the determination of the right-of-use asset and lease liability. Variable lease payments that are not based on a rate or index are expensed when incurred. The present value of estimated lease payments is determined utilizing the rate implicit in the lease agreement if that rate can be determined. If the implicit rate cannot be determined, the present value of estimated lease payments is determined utilizing the Company’s incremental borrowing rate. The incremental borrowing rate is determined at the lease commencement date and is estimated utilizing similar or collateralized borrowing instruments adjusted for the terms of leasing arrangement as necessary. Some of the leases include an option to renew that can extend the lease term. For those leases which are reasonably certain to be renewed, the Company included the renewal period in the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2019, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 7.02% and 4.7 years, respectively.

The components of lease expense were as follows (in thousands):

YEAR ENDED
DECEMBER 31, 2019

Operating lease cost	$1,154
Short-term lease cost	88
Sublease income	(93)
Total operating lease costs:	$1,149

Other information (in thousands)	YEAR ENDED
DECEMBER 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,393
Right-of-use assets obtained in exchange for operating lease liabilities	$5,324

Maturities of lease liabilities for each future calendar year as of December 31, 2019 are as follows (in thousands):

OPERATING
LEASES
2020	$1,179
2021	1,202
2022	1,238
2023	1,275
2024 and beyond	864
Total lease payments	5,758
Less: imputed interest	875
Total lease obligation	4,883
Less lease obligation, current portion	913
Lease obligation, non-current portion	$3,970

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	DECEMBER 31, 2019	DECEMBER 31, 2018
Land	$1	$1
Buildings	6,562	6,528
Computer equipment and software	564	528
Furniture, fixtures and office equipment	379	347
Machinery and equipment	15,768	15,701
Leasehold improvements	2,410	2,373
Construction in progress	155	95
	25,839	25,573
Less accumulated depreciation and amortization	(12,579)	(11,061)
	$13,260	$14,512

The Company recognized depreciation and amortization expense during the years ended December 31, 2019 and 2018 of $1,565,000 and $1,890,000, respectively. The total depreciation and amortization for disposed assets during the year ended December 31, 2019 was $48,000.

6. Intangible Assets

The Company’s intangible assets acquired through its asset purchase of Jet-Ag and Jet-Oxide product lines and Pro Farm during the year ended December 31, 2019, consist of the following (in thousands):

DECEMBER 31, 2019
Customer Relationships	$2,333
Developed Technology	16,362
Tradenames	3,125
Non-compete	93
In Process Research and Development	2,713
24,626
Less accumulated amortization	(784)
$23,842

The Company recognized amortization expense during the year ended December 31, 2019 of $784,000. The Company expects to recognize approximately $3,106,000 in each of the future periods from 2020 through 2024 with the remainder to recognized in periods thereafter. The weighted average life of the intangible assets is 10.8 years.

7. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, restricted stock units, convertible notes, convertible preferred stock and warrants, result in the issuance of common stock which share in the losses of the Company. Certain potential shares of common stock have been excluded from the computation of diluted net loss per share for certain periods as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the loss per share. The treasury stock method has been applied to determine the dilutive effect of options and warrants.

The following table sets forth the potential shares of common stock as of the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	DECEMBER 31, 2019	DECEMBER 31, 2018
Stock options outstanding	11,821	7,136
Warrants to purchase common stock	52,647	52,647
Restricted stock units outstanding	2,405	1,146
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	8	—
Maximum contingent consideration shares to be issued	5,972	—
	73,351	61,427

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	DECEMBER 31, 2019	DECEMBER 31, 2018
Accrued compensation	$2,730	$2,570
Accrued warranty costs	327	320
Accrued customer incentives	5,102	2,170
Accrued liabilities, acquisition related	1,722	-
Accrued liabilities, other	2,586	1,811
	$12,467	$6,871

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

Balance at December 31, 2018	$320
Warranties issued (released) during the period	138
Settlements made during the period	(131)
Balance at December 31, 2019	$327

9. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	DECEMBER 31, 2019	DECEMBER 31, 2018
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (7.25% as of September 30, 2019) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of December 31, 2019 and December 31, 2018 of $185 and $205	8,404	8,639
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.80% annually) payable through the lenders direct collection of certain accounts receivable through March 2020, collateralized by substantially all of the Company’s personal property.	3,629	2,073
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Research loan facility (“2018 Research Facility”) bearing interest at 1.00% per annum, interest payments are due annually on the anniversary date of the facility with principal payable in 25% increments on the anniversary date of the facility beginning on the fourth anniversary of the loan (September 2022), net of imputed interest as of December 31, 2019 of $8.	81	—
Financial institution facility (“2018 Bank Facility”) bearing interest at Euribor plus 2.40% (2.60% as of December 31, 2019) per annum, interest payable monthly and principal payable at maturity (February 29, 2020), 60% guaranteed by Export Credit Agency of Finland for a fee of 2.49%	207	—
Debt, including debt due to related parties	$23,046	$21,437
Less debt due to related parties, non-current	(7,300)	(7,300)
Less current portion	(3,899)	(2,318)

Debt, non-current	$11,847	$11,819

As of December 31, 2019, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties, are due as follows (in thousands):

PERIOD ENDING DECEMBER 31,	DEBT	DEBT TO RELATED PARTY
2020	$4,125	$-
2021	311	-
2022	2,805	5,000
2023	379
2024	403	-
Thereafter	6,940	-
Total future principal payments	14,963	5,000
Interest payments included in debt balance (1)	976	2,300
	$15,939	$7,300

(1)	Due to the debt extinguishment requirement, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt, as further discussed in Notes 9 and 18.

The fair value of the Company’s outstanding debt obligations, which excludes debt due to related parties, as of December 31, 2019 and 2018 was $15,746,000 and $14,137,000, respectively. For the October 2012 and April 2013 Secured Promissory Notes, the debt was valued by applying the ratio of the value of common stock the lender agreed to take as consideration in connection with the Securities Purchase Agreement (Note 18) and applying this ratio to the outstanding principal balance. The Company used 7.25%, the current interest rate, to value the variable rate debt. This debt is classified as Level 3 within the fair value hierarchy. The debt entered into during 2017 was valued using the outstanding principal balance.

The following is a reconciliation of interest expense for the debt outstanding during the year ended December 31, 2019 and 2018 (in thousands):

	DECEMBER 31, 2019
	INTEREST
	EXPENSE	RELATED PARTY, NET	NON-CASH

June 2014 Secured Promissory Note	$674	$—	$20
LSQ Financing	429	—	—
ASC 606 Financing Component(2)	256	—	257
Other	115	—	—
	$1,474	$—	$277

	DECEMBER 31, 2018
	INTEREST
	EXPENSE	RELATED PARTY, NET	NON-CASH

October 2012 and April 2013 Secured Promissory Notes	$213	$—	$13
June 2014 Secured Promissory Note	638	—	21
Secured December 2017 Convertible Note (1)	529	—	480
LSQ Financing	361	—	57
August 2015 Senior Secured Promissory Note	—	451	113
ASC 606 Financing Component (2)	310	—	310
Other	6	—	—
	$2,057	$451	$994

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

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank (“Lender”) which bears interest at 6.75% as of December 31, 2019. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $72,482 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. In addition, until the Company provides documentation that the proceeds were used for construction of the Company’s manufacturing plant, proceeds from the loan will be maintained in a restricted deposit account with the Lender. The total amount of finance related cost related to this debt initially was $304,000, currently treated as a debt discount and is being amortized over the life of the loan.

The Company may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of December 31, 2019, the Company was in compliance with each of these covenants (the current ratio, debt to worth ratio, and a loan-to-value ratio of no greater than 70%), however would not be in compliance with the material adverse situation given the Company’s current going concern assessment and compensation limitation increases. As such, the Company has obtained a waiver from the lender for the non-compliance through May 30, 2021.

The following table reflects the activity under this note:

Principal balance, net at December 31, 2018	$8,639
Principal payments	(908)
Interest	653
Debt discount amortization	20
Principal balance, net at December 31, 2019	$8,404

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

In March 2018, the Company and LSQ amended the LSQ Financing agreement and extended the term for an additional 60 days. In June 2018, the Company amended the LSQ Financing arrangement which effectively (i) decreased the invoice purchase fee from 1.00% to a range of 0.40% to 1.00%, ii) decreased the funds usage fee from 0.035% to a range of 0.020% to 0.035% and (iii) extended the terms of the agreement to June 30, 2019. Thereafter the terms of the arrangement remained in effect until the Company and the creditor executed an amendment.

On January 7, 2020, the Company entered into a Second Amendment to the Company’s Invoice Purchase Agreement with LSQ. The amendment, among other things, (i) increases the amount in which LSQ may elect to purchase up to $20,000,000 of eligible customer invoices from the Company from $7,000,000; (ii) increases the advance rate to 90% from 85% and 70% from 60%, respectively, of the face value of domestic and international receivables being sold; (iii) decreases the invoice purchase fee rate from 0.40% to 0.25%; (iv) increases the funds usage fee from 0.020% to 0.025%; (v) extends the 0% aging and collection fee percentage charged at the time when the purchased invoice is collected from 90 days to 120 days, and increases the fee percentage charged thereafter from 0.35% to 0.75%; and (vi) decreases the early termination fee from 0.75% to 0.50%.

In addition to the Amendment, the Company simultaneously entered into an Amended Inventory Financing Addendum (the “Addendum”) with LSQ. The Addendum allows the Company to request an advance up to the lesser of (i) 100% of the Company’s unpaid finished goods inventory; (ii) 65% of the appraised value of the Company’s inventory performed on or on behalf of LSQ; or (iii) $3,000,000. Funds advance under the Addendum are subject to a monthly inventory management fee of 0.5% on the average monthly inventory funds available and a daily interest rate of 0.025%.

There was $3,629,000 and $2,073,000, respectively, in outstanding balance under the LSQ Financing as of December 31, 2019 and 2018. Upon sale of the receivable, the Company may elect to set up a reserve where upon the cash for the sale remains with the third-party and the Company can draw on the available amount on the reserve account at any time. As of December 31, 2019 and 2018, the Company had $5,082,000 and $2,693,000, respectively included in accounts receivable that were transferred under this arrangement.

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

On February 5, 2018, the holder converted the entire outstanding principal of $6,000,000 under the Secured December 2017 Convertible Note into 12,000,000 each common stock and warrants units in accordance with the terms of the Securities Purchase Agreement which provided for conversion of the outstanding balance at a rate of $0.50 per common share. Upon the conversion on February 5, 2018, the outstanding principal balance under the Secured December 2017 Convertible Note was reduced to zero (See Note 18).

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

September 2018 Research Facility

On September 4, 2018, the Company’s subsidiary Pro Farm entered into a research loan facility under the Finnish Government Innovation Funding initiative with the Innovation Centre Business Finland, in the amount of $326,000 (€282,000). Pro Farm subsequently drew down $94,000 (€80,000) on September 21, 2018 in connection with research and development costs. The note bears interest at 3% below the reference rate for Finnish Government Aid, with a minimum of 1% interest annually. The current effective interest rate as of December 31, 2019 is 1.00%. The loan facility requires repayment in increments of 25% on each of the anniversary date of the loan after the third anniversary of the loan execution date as such the balance of the loan has been classified as long term. The terms of the loan facility allow for partial debt forgiveness if so determined by the State Council for the Financing of Research, Development and Innovation at the lender’s discretion. As of December 31, 2019, the outstanding principal balance net of imputed interest was $81,000 (€72,000).

September 2018 Bank Facility

On September 10, 2018, the Company’s subsidiary Pro Farm entered into a bank facility with Nordea Bank AB, under which the Company may borrow up to $266,000 (€230,000). The note bears interest at the Euribor three-month rates plus 2.4% which as of September 30, 2019 was increased to 2.60%. The bank facility includes a usage commitment fee of 0.95% and required repayment on its maturity date of February 28, 2019. On February 20, 2018, the bank facility was extended until August 31, 2019, and on August 30, 2019, the bank facility was again extended until February 29, 2020, The bank facility is 60% guaranteed by Export Credit Agency of Finland. In connection with the guarantee the Company pays a fee of 2.49% to the guarantor. As of December 31, 2019, the amount outstanding on the bank facility was $207,000 (€184,664).

On February 29, 2020, the September 2018 Bank Facility became due and the Company through its subsidiary Pro Farm extended the terms of the bank facility with Nordea Bank AB to May 31, 2020 with all terms remaining the same.

10. Warrants

On August 6, 2019, the Company entered into a warrant amendment and plan of reorganization agreement (“Warrant Reorganization Agreement”) with certain holders of the warrants issued in connection with the February 2018 Financing Transactions (the “February 2018 Warrants”). Pursuant to the Warrant Reorganization Agreement, the Company has agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders have agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 shares under their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. Accordingly, up to a maximum of 36,600,000 new shares may be issued pursuant to the August 2019 Warrants, to the extent the Company exercises its rights to require exercise of the February 2018 Warrants.

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

The August 2019 Warrants have a term expiring on January 1, 2023, an exercise price of $1.75 per share, and are first exercisable 180 days after issuance. The August 2019 Warrants are classified as equity instruments, exercisable in cash, provided that they may be exercised via net exercise if the Company does not have a registration statement registering the shares underlying the August 2019 Warrants effective as of June 30, 2020. On August 7, 2019, the Company requested under the Warrant Reorganization Agreement, the exercise of 10,000,000 (“Exercise 1”) shares under the February 2018 Warrants, resulting in the Company issuing 10,000,000 common shares and August 2019 Warrants to purchase 10,000,000 shares. The issuance of the August 2019 Warrants resulted in the Company incurring non-cash charge of $4,751,000 in connection with the fair value of new warrants. The Company’s fair value of the new warrants issued was estimated utilizing a Black Scholes option pricing model. Due to the insignificant time lapse between the warrant call and the date of the warrant modification, the same assumptions as outlined above were utilized to fair value the new warrants issued in connection with the warrant exercise in August 2019.

On December 18, 2019 and through December 30, 2019, a total of 6,000,000 shares under February 2018 Warrants were exercised following the Company’s call, resulting in the Company issuing 6,000,000 common shares and the August 2019 Warrants to purchase 6,000,000 shares (“Exercise 2”). The issuance of the August 2019 Warrants resulted in the Company incurring non-cash charge of $1,314,000 in connection with the fair value of new warrants.

The following table outlines assumptions utilized for the December 2019 warrant issuances:

DECEMBER 2019
Expected life (years)	3.01-3.04
Estimated volatility factor	52.9-53.1%
Risk-free interest rate	1.58-1.66%
Expected dividend yield	—

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

As of the date of the issuance of these consolidated financial statements, an additional 6,000,000 shares under the February 2018 Warrants have been exercised following the Company’s call, resulting in the issuance of 6,000,000 common shares and August 2019 Warrants to purchase 6,000,000 shares.

The following table summarizes information about the Company’s common stock warrants outstanding as of December 31, 2019 (in thousands, except exercise price data):

			NUMBER OF
			SHARES
			SUBJECT TO
		EXPIRATION	WARRANTS	EXERCISE
DESCRIPTION	ISSUE DATE	DATE	ISSUED	PRICE
In connection with June 2013 Credit Facility (June 2013 Warrants)	June 2013	June 2023 (1)	27	$8.40
In connection with August 2015 Senior Secured Promissory Notes (August 2015 Warrants)	August 2015	August 2023	4,000	$1.91
In connection with October 2012 and April 2013 Secured Promissory Notes (November 2016 Warrants)	November 2016	November 2026	125	$2.38
In connection with June 2017 Consulting Agreement (November 2017 Warrants)	June 2017	June 2027	80	$1.10
In connection with February 2018 Financing Transaction (February 2018 Warrants 1)	February 2018	December 2020	6,750	$1.00
In connection with February 2018 Financing Transaction (February 2018 Warrants 2)	February 2018	December 2020	5,065	$1.25
In connection with August 2019 Modification of February 2018 Warrants (Warrant Amendment and Plan of Reorganization Agreement)	August 2019	December 2021	20,600	$1.00
In connection with Exercise 1 & 2 of Call Option under the Warrant Amendment and Plan of Reorganization Agreement (August 2019 Warrants)	Various dates starting in August 2019	January 2023	16,000	$1.75

			52,647

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

The June 2013 Warrants became exercisable on the date of the IPO. The August 2015 and November 2016 were immediately exercisable and remain exercisable subject to certain exceptions. The November 2017 Warrants vested over a period of six months and remain exercisable. The February 2018 Warrants were immediately exercisable and remain exercisable subject to certain exceptions. Refer to Notes 2 of these consolidated financial statements for the valuation of these warrants and their impact to these consolidated financial statements.

A total of 16,000,000 shares had been issued upon exercise of warrants during the year ended December 31, 2019. The weighted average remaining contractual life and exercise price for warrants outstanding as of December 31, 2019 is 2.23 years and $1.33, respectively. The intrinsic value of the warrants on December 31, 2019 was $274,000.

On March 3, 2020, an additional 6,000,000 shares under February 2018 Warrants were exercised following the Company’s call under the Warrant Reorganization Agreement, resulting in the Company issuing 6,000,000 common shares and August 2019 Warrants to purchase 6,000,000 shares.

11. Common Stock

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

As of December 31, 2019, the Company had reserved shares of common stock for future issuances as follows (in thousands):

SHARES
Shares available for future grant under stock incentive plans	4,051
Stock options outstanding	11,821
Restricted stock units outstanding	2,405
Warrants called not yet exercised	20,600
Warrants to purchase common stock	52,647
Common shares to be issued in lieu of agent fees	498
Shares available for future purchase under ESPP	885
Maximum contingent consideration shares to be issued	5,972
Contingent shares to be issued in connection with future retirement of CEO.	1,250
Balance at December 31, 2019	100,129

On March 3, 2020, an additional 6,000,000 shares under February 2018 Warrants were exercised following the Company’s call under the Warrant Reorganization Agreement, resulting in the Company issuing 6,000,000 common shares and August 2019 Warrants to purchase 6,000,000 shares.

12. Stock Option Plans

On May 31, 2019, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”) whereby employees may purchase Company stock through payroll deductions over each six-month period beginning on June 1 and December 1 (the “Offer Period”). The total maximum number of shares available for purchase under the ESPP is 1,000,000. The purchase price of the shares will be 85% of the lower of the fair market value of the shares at the beginning or at the end of the Offer Period. The ESPP is a tax qualified plan under Section 423 of the Internal Revenue Code. All employees, including officers, are eligible to participate in the ESPP. A participant may withdraw all uninvested payment balances credited to their account at any time. An employee whose stock ownership in the Company exceeds 5% of the Company’s outstanding common stock is not eligible to participate in the ESPP. The ESPP is compensatory and the 15% discount will be expensed over the Offer Period. The Company has accounted for the ESPP in accordance with ASC 718, Compensation – Stock Based Compensation. As of December 31, 2019 the Company recorded stock-based compensation expense of approximately $34,000.

In July 2006, the Company authorized the 2006 Equity Incentive Plan, as amended, (“2006 Plan”). The 2006 Plan provided for the issuance of up to 1,434,000 shares of common stock underlying awards. The 2006 Plan was terminated in December 2011 and no new stock awards may be granted under the 2006 Plan.

The 2006 Plan allowed holders to exercise stock options prior to their vesting. The common stock received by the employee is restricted and follows the same vesting schedule as the underlying option. In the event the employee voluntarily or involuntarily terminates employment from the Company, the Company retains a right to repurchase the unvested common stock at the original option exercise price. As of December 31, 2019 and 2018, 0 and 35,000 options, respectively had been exercised that was subject to repurchase.

As of December 31, 2019, options to purchase 97,000 shares of the Company’s common stock at a weighted-average exercise price of $1.19 per share were outstanding under the 2006 Plan, of which all were vested. During the year ended December 31, 2019, 28,000 and 3,000 options were exercised and cancelled, respectively, under the 2006 Plan.

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

As of December 31, 2019, options to purchase 281,000 shares of the Company’s common stock at a weighted-average exercise price of $7.51 per share were outstanding under the 2011 Plan, of which all were vested. During the year ended December 31, 2019, 0 and 4,000 options were exercised and cancelled, respectively, under the 2011 Plan.

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

As of December 31, 2019, options to purchase 11,443,000 shares of the Company’s common stock at a weighted-average exercise price of $2.41 per share were outstanding under the 2013 Plan, of which 4,318,000 were vested. During the year ended December 31, 2019, 19,000 and 868,000 options were exercised and cancelled, respectively, under the 2013 Plan.

Generally, options vest 25% on the first anniversary from the date of grant and 1/48 per month thereafter (“Standard Vesting Terms”); however, options may be granted with different vesting terms as determined by the Company’s board of directors. During the year ended December 31, 2019, the Company granted 5,607,000 options with Standard Vesting Terms.

The following table summarizes the activity under the Company’s stock option plans for the year ended December 31, 2019 (in thousands, except exercise price and remaining contractual life data):

			WEIGHTED-
			AVERAGE
		WEIGHTED-	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE	LIFE	INTRINSIC
	OUTSTANDING	PRICE	(IN YEARS)	VALUE
Balances at December 31, 2019	7,136	$3.31	8.1	$469
Options granted	5,607	$1.43
Options exercised	(47)	$1.18
Options cancelled	(875)	$1.92
Balances at December 31, 2019	11,821	$2.53	8.2	$65
Vested and expected to vest at December 31, 2019	10,022	$2.71	8.0	$62
Exercisable at December 31, 2019	4,696	$4.04	6.7	$55

The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $13,000 and $53,000, respectively.

The estimated fair value of options vested during the years ended December 31, 2019 and 2018 was $65,000 and $469,000, respectively. The weighted-average estimated fair value of options granted during the years ended December 31, 2019 and 2018 was $1.43 per share and $0.97 per share, respectively.

During the years ended December 31, 2019 and 2018, the Company recorded share-based compensation expense related to stock options of $1,742,000 and $1,040,000, respectively. During the years ended December 31, 2019 and 2018, the Company did not realize any tax benefit associated with its share-based compensation expense as certain of the option grants were incentive stock options for which share-based compensation expense is not deductible and as a result of the full valuation allowance on the Company’s deferred tax assets (see Note 14).

As of December 31, 2019, the total share-based compensation expense related to unvested options granted to employees under the Company’s stock option plans but not yet recognized was $3,963,000. This expense will be recognized on a straight-line basis over a weighted-average remaining term of 2.96 years.

On December 2, 2019, Dr. Pamela Marrone announced her intention to retire from her position as the Company’s Chief Executive Officer (“CEO”) and an employee of the Company. In connection with her retirement, Dr. Marrone entered into an employment separation agreement with the Company on December 1, 2019 (the “Separation Agreement”). The Separation Agreement provides that Dr. Marrone’s retirement as an employee and officer of the Company will become effective immediately prior to the date on which a new CEO is retained, after which Dr. Marrone will continue to serve on the Company’s board of directors as a non-executive member. As a result of the above compensation arrangement, under ASC 718, the Company treated the accelerated vesting terms for the options as a modification under Accounting Standards Codification (“ASC”) 718 – Compensation – Stock Compensation, which requires the Company to assess the fair value of the instrument pre- and post-modification and recognize any incremental expense on the modification date dependent on the Company’s assessment of the initial probability of the option award vesting under the pre-modification terms. As such, the Company recognized an incremental stock-based compensation expense of $312,000 as of December 31, 2019. The remaining expense to be recognized in future periods is $355,000.

Restricted Stock

During the year ended December 31, 2019, the Company granted restricted stock units under the 2013 Plan. The vesting periods for the restricted stock are subject to board approval and during the year ended December 31, 2019 varied from immediate to 36 months. During the year ended December 31, 2019, the Company granted restricted stock units under the 2013 Plan. On the date of grant, the restricted stock units can vest immediately or over a stated period of time as stated within award. One share of common stock is issuable for each vested restricted stock unit upon the earlier of the grantee’s separation of service or a change in control in the case of non-employee directors, or in the case of employees the board can decide to provide for the immediate issuance of common stock once vesting has occurred. As of December 31, 2019, there were 2,405,000 restricted stock units outstanding under the 2013 Plan. The following table reflects the activity of restricted stock units for the year ended December 31, 2019 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Outstanding at December 31, 2018	1,146	$1.40
Granted	1,266	1.44
Exercised	(7)	1.36
Forfeited	-	-
Outstanding at December 31, 2019	2,405	$1.40

The following table summarizes the activity of non-vested restricted stock units for the year ended December 31, 2019 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE

Nonvested at December 31, 2018	404	$1.40
Granted	1,266	1.44
Vested	(959)	1.42
Forfeited	-	-
Nonvested at December 31, 2019	711	$1.45

The fair value of restricted stock units is determined based on the closing bid price of the Company’s common stock on the date of grant. During the years ended December 31, 2019 and 2018, the Company recognized $1,597,000 and $810,000, respectively, of share-based compensation expense related to restricted stock units. Total share-based compensation expense related to restricted stock units not yet recognized as of December 31, 2019 was $482,000, which is expected to be recognized over a weighted average period of .33 years.

As of December 31, 2018, the Company granted 105,000 restricted stock units, respectively, in partial satisfaction of incentive compensation due to certain executives as of December 31, 2017. These grants resulted in the reclassification of $205,000 from accrued liabilities to additional paid in capital as of December 31, 2018.

The following table summarizes shares available for grant under the Company’s stock incentive plans for the year ended December 31, 2019 (in thousands):

SHARES
AVAILABLE
FOR
GRANT
Balances at December 31, 2018	6,175
Shares authorized	3,874
Options granted	(5,607)
Options cancelled	875
Restricted stock units granted	(1,266)
Restricted stock units cancelled	-
Balances at December 31, 2019	4,051

13. Commitments and Contingencies

Litigation

On April 3, 2018, the Company was named as a defendant in a complaint filed by Piper Jaffray, Inc. (“Piper”) with the Superior Court of the State of Delaware (the “Lawsuit”). Piper’s complaint alleged one breach of contract claim, specifically, that the Company breached an engagement letter (the “Engagement Letter”) with Piper by failure to pay a $2,000,000 transaction fee, which Piper alleged was due under the Engagement Letter as a result of the Company’s consummation of its private placement and debt refinancing transactions in February 2018.

On October 8, 2019, the Company entered into a Settlement and Release Agreement with Piper to settle the Lawsuit without any admission or findings of liability (the “Settlement Agreement”) in an aggregate of $1,000,000. Under the Settlement Agreement, Piper agreed to dismiss the Lawsuit against the Company with prejudice and the parties agreed to mutual general releases of all claims relating to the Lawsuit other than their prospective obligations under the Settlement Agreement, the confidentiality obligations under the Engagement Letter and any potential indemnification obligations under the Engagement Letter unrelated to the Lawsuit. The settlement amount has been paid as of December 31, 2019 and included in the Company’s selling, general and administrative within the Company’s consolidated statement of operations.

Other Matters

On December 2, 2019, Dr. Pamela Marrone announced her intention to retire from her position as the Company’s Chief Executive Officer (“CEO”) and an employee of the Company. In connection with her retirement, Dr. Marrone entered into the Separation Agreement on December 1, 2019 (the “Separation Agreement”). The Separation Agreement provides that Dr. Marrone’s retirement as an employee and officer of the Company will become effective immediately prior to the date on which a new CEO is retained, after which Dr. Marrone will continue to serve on the Company’s board of directors as a non-executive member. In addition to being entitled to any unpaid salary through her retirement date and continued COBRA coverage, in consideration of her execution of certain releases, Dr. Marrone will be entitled under the Separation Agreement to her 2019 annual bonus without regard to the termination of her employment, calculated based on achievement of 100% of her individual goals, and with all other terms (including the component of her award based on achievement of Company goals) determined in accordance with the Company’s annual bonus plan as applied to other active senior executives of the Company, and all of her outstanding unvested stock options will become fully vested.

In connection and in conjunction with Dr. Marrone’s retirement also entered into a consulting services agreement with the Company on December 1, 2019 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Marrone will serve as a consultant to the Company for a period of three years following the date of her retirement to advocate for the Company and its mission as the Company’s founder, and to provide transition services and other support, with the terms of such services and related deliverables to be mutually agreed between Dr. Marrone and the Company’s new CEO. As consideration for her service as a consultant, Dr. Marrone will receive a consulting fee of $19,583.33 per month (“Monthly Consulting Fee”), as well as a one-time award of 1,250,000 restricted stock units (the “Consulting RSUs”) under the Company’s 2013 Stock Incentive Plan, to be awarded as soon as practicable after her retirement date. The Consulting RSUs will vest in equal installments on each of the first three anniversaries of Dr. Marrone’s retirement date, subject to her continuous service as a consultant through the applicable vesting dates. Under the terms of the Consulting Agreement, the Company may terminate Dr. Marrone’s service as a consultant in connection with a change in control, and Dr. Marrone may terminate the Consulting Agreement due to the Company’s breach or default, in which case Dr. Marrone will be entitled to full acceleration of the Consulting RSUs and receive a lump sum payment equal to the sum of the then remaining Monthly Consulting Fees payable under the Consulting Agreement. The Company may also terminate the Consulting Agreement due to Dr. Marrone’s breach or default or for certain other grounds, in which case the Company shall not be obligated to make further payments under the Consulting Agreement and Dr. Marrone’s compensatory equity awards will cease to vest or terminate, as applicable.

14. Income Taxes

As of December 31, 2019, the Company had net operating loss carryforwards prior to 2019 for federal income tax reporting purposes of $237,182,000, which begin to expire in 2026, and California and various other state net operating loss carryforwards of $146,354,000 and $48,071,000, respectively, which will expire from 2023 through 2038. The federal net operating loss generated in 2019 and 2018 in the amount of $26,493,000 and $21,216,000, respectively will never expire. In addition, as of December 31, 2019, the Company had federal research and development tax credit carryforwards of $2,910,000, which begin to expire in 2026, and state research and development tax credit carryforwards of $2,871,000, which have no expiration date.

The Company’s ability to utilize its federal and state net operating loss carryforwards and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change in ownership as defined by Internal Revenue Code (“IRC”) Section 382 which it is in the process of completing. In the event that the Company has such a change in ownership, the Company’s utilization of these carryforwards could be severely restricted and could result in the expiration of a significant amount of these carryforwards prior to the Company recognizing their benefit.

As of December 31, 2019, deferred tax assets of $84,077,000, arising primarily as a result of the Company’s net operating loss carryforwards, tax credits and certain costs capitalized for tax purposes, the majority of which is fully offset by a valuation allowance. The valuation allowance increased $7,201,000 for the year ended December 31, 2019 and decreased by $6,455,000 during the year ended December 31, 2018.

At December 31, 2019, the Income (loss) before provision for income taxes, includes the following components (in thousands):

	DECEMBER 31,
	2019	2018
Domestic	$(36,692)	$(20,213)
Foreign	(483)	-
Income (loss) before income taxes	$(37,175)	$(20,213)

At December 31, 2018, there were no comparative amounts.

The temporary timing differences that give rise to the deferred tax assets are as follows (in thousands):

	DECEMBER 31,
	2019	2018
DEFERRED TAX ASSETS:
Federal & State NOL carryforward	$74,109	$64,319
Research and development tax credits	4,223	3,609
Other, net	5,745	3,058
Net deferred tax assets	84,077	70,986
Less valuation allowance	(78,187)	(70,986)
Net deferred tax assets	$5,890	$-
DEFERRED TAX LIABILITIES:
Other Intangibles	5,890	-
Net deferred tax assets	$-	$-

For the years ended December 31, 2019 and 2018, the Company did not recognized a provision. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate as summarized below:

	DECEMBER 31,
	2019	2018
Federal tax benefit at statutory rate	21%	21%
State tax benefit, net of federal benefit	9	5
Foreign rate differential	1	—
Interest Expense	—	(1)
Share-based compensation expense	(1)	(1)
Other	—	2
Debt- related	—	2
Change in accounting method	—	4
Financing cost, warrants	(4)	—
Adjustment due to change in valuation allowance	(26)	(32)
Provision for income taxes	—%	—%

On September 13, 2019, as discussed in Note 3, the Company completed its acquisition of Pro Farm. This was accounted for as a non-taxable acquisition. For purposes of the Company’s income tax provision, the acquisition required the Company to consider income tax changes under the Tax Cuts and Jobs Act it was not previously subject to, including Global Intangible Low-Taxed Income (“GILTI”) and Subpart F. Due to the timing of the acquisition’s consummation, the impact of these amounts on the Company’s income tax provision and consolidated financial statements as of December 31, 2019 were not material. The Company has elected to treat GILTI as a period cost and accordingly has not recorded any deferred assets or liabilities related to the calculation of future GILTI income. The most significant impact to the Company’s tax provision as a result of the Pro Farm acquisition was the recognition of intangible assets which impacted the Company’s temporary differences for depreciation and amortization. Refer to the table above for the inclusion of the foreign entity on the Company’s overall federal income tax rate and deferred tax liabilities.

On September 10, 2019, as discussed in Note 3, the Company completed its acquisition of the Jet-Ag and Jet-Oxide product lines. These were treated as asset acquisitions. For purposes of the Company’s income tax, the acquisition resulted in the recognition of intangible assets which impacted the Company’s temporary differences for depreciation and amortization which did not have a material impact on the Company’s provision and consolidated financial statements as of December 31, 2019.

On January 1, 2019, as discussed in Note 4, the Company adopted ASC 842 and all the related amendments. For purposes of the Company’s income tax, the adoption did not have a material impact on the consolidated financial statements as of December 31, 2019.

On January 1, 2018, as discussed in Note 2, the Company adopted ASC 606 and all the related amendments. For purposes of the Company’s income tax, the adoption had no tax implications as the Company is on the full inclusion method for tax purposes.

As of December 31, 2019, the Company had unrecognized tax benefits of $1,431,000. The unrecognized tax benefits, if recognized, would not impact the Company’s effective tax rate as the recognition of these tax benefits would be offset by changes in the Company’s valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax position during the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	DECEMBER 31,
	2019	2018

Balance at January 1	$1,348	$1,201
Gross increase to tax positions in prior years	14	147
Gross increases to tax positions in the current year	69	—
Balance at December 31	$1,431	$1,348

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for 2006 through 2019 due to unutilized net operating loss carryforwards and research and development tax credit carryforwards.

15. Employee Benefit Plan

The Company offers a defined contribution plan to all eligible employees, which is qualified under Section 401(k) of the IRC. The Company currently provides a matching contribution based on a formula which provides for a dollar-for-dollar matching contribution of the employee’s 401(k) contribution up to 3% of eligible pay plus a 50% matching contribution on the employee’s 401(k) contribution between 3% and 5% of eligible pay. Each participant is 100% vested in elective contributions and the Company’s matching contribution. The Company provided 401(k) matching contributions during the years ended December 31, 2019 and 2018 of $364,000 and $335,000, respectively.

16. Related Party Transactions

Warrant Exercise

During the year ended December 31, 2019, the Company requested under the Warrant Reorganization Agreement, the exercise of 16,000,000 shares underlying the February 2018 Warrants, resulting in the Company issuing 16,000,000 common shares and August 2019 Warrants for 16,000,000 shares. Of the warrants exercised, two of the warrant holders, Ospraie Ag Science LLC (“Ospraie”) and Ardsley Advisory Partners (“Ardsley”), are beneficial owners of 31.6% and 9.1%, respectively, of the Company’s total outstanding common stock as of December 31, 2019. The total number of warrants exercised at the request of the Company by Ospraie and Ardsley were for 13,406,184 shares and 2,331,521 shares, respectively.

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

17. Equity Financing and Debt Conversion to Equity

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

The Company classified the warrants issued in connection with the Securities Purchase Agreement and conversion of debt into equity as equity. As a result of the financing transaction discussed above, the Company’s additional paid in capital and common stock increased by $66,644,000 and $1,000, respectively. The Company allocated the value of the financing transaction to the common shares issued in the amount of $52,439,000 and to the warrants issued in the amount of $14,206,000 based on the relative fair values of each on the transaction date. See Note 9 for further discussion.

18. Subsequent Event

On January 7, 2020, the Company entered into a Second Amendment to the Company’s Invoice Purchase Agreement with LSQ. The amendment, among other things, (i) increases the amount in which LSQ may elect to purchase up to $20,000,000 of eligible customer invoices from the Company from $7,000,000; (ii) increases the advance rate to 90% from 85% and 70% from 60%, respectively, of the face value of domestic and international receivables being sold; (iii) decreases the invoice purchase fee rate from 0.40% to 0.25%; (iv) increases the funds usage fee from 0.020% to 0.025%; (v) extends the 0% aging and collection fee percentage charged at the time when the purchased invoice is collected from 90 days to 120 days, and increases the fee percentage charged thereafter from 0.35% to 0.75%; and (vi) decreases the early termination fee from 0.75% to 0.50%.

In addition to the Amendment, the Company simultaneously entered into an Amended Inventory Financing Addendum (the “Addendum”) with LSQ. The Addendum allows the Company to request an advance up to the lesser of (i) 100% of the Company’s unpaid finished goods inventory; (ii) 65% of the appraised value of the Company’s inventory performed on or on behalf of LSQ; or (iii) $3,000,000. Funds advance under the Addendum are subject to a monthly inventory management fee of 0.5% on the average monthly inventory funds available and a daily interest rate of 0.025%.

On February 29, 2020, the September 2018 Bank Facility became due and the Company through its subsidiary Pro Farm extended the terms of the bank facility with Nordea Bank AB to May 31, 2020 with all terms remaining the same.

On March 3, 2020, an additional 6,000,000 shares under February 2018 Warrants were exercised following the Company’s call under the Warrant Reorganization Agreement, resulting in the Company issuing 6,000,000 common shares and August 2019 Warrants to purchase 6,000,000 shares. The Company is still in the process of evaluating the accounting impact related to the exercise and the fair value of the warrants issued.

On March 5, 2020, George H. Kerckhove, a member of the Board of Directors (the “Board”) of Marrone Bio Innovations, Inc. (the “Company”) and Chair of the Audit Committee of the Board, notified the Board of his intention to retire from service with the Company for personal reasons. Mr. Kerckhove tendered his resignation as a member of the Board and each of its committees effective April 1, 2020. Mr. Kerckhove’s retirement and resignation from the Board is not the result of any disagreement with the Company. In connection with Mr. Kerckhove’s upcoming retirement, the Board appointed Zachary S. Wochok, to become Chair of the Audit Committee effective April 1, 2020. The Board has determined that Mr. Wochok is an “audit committee financial expert,” as defined under the applicable SEC rules.

The Company has evaluated its subsequent events from December 31, 2019 through the date these consolidated financial statements were issued, and has determined that there are no subsequent events required to be disclosed in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act, has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

On September 13, 2019, we acquired Pro Farm Technologies OY (see Note 3 to the accompanying consolidated financial statements for additional information. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded Pro Farm from its assessment of internal controls over financial reporting as of December 31, 2019. We have reported the operating results of Pro Farm in our consolidated statement of operations and cash flows from the acquisition date through December 31, 2019. Total assets and revenues of Pro Farm, excluded from our assessment of internal controls over financial reporting, were 2% and 5%, respectively as of December 31, 2019. As part of our post-closing integration activities, we are engaged in the process of assessing and integrating the acquired business into our existing operations and evaluating the internal controls over financial reporting of the acquired business.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal controls over financial reporting as of December 31, 2019, has been audited by Marcum LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K.

Changes in Internal Control

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Pursuant to our certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. The following table sets forth, as of the date of this Report, information concerning our board:

Name	Age	Class(1)	Position
Pamela G. Marrone, Ph.D.	63	I	Chief Executive Officer
Robert A. Woods (Chair of the Board)	76	I	Chair of the Compensation Committee and Audit Committee Member
Yogesh Mago	38	I	Chair of the Nominating and Corporate Governance Committee and Audit Committee Member
Keith McGovern	54	II	Compensation Committee Member and Nominating and Corporate Governance Committee Member
Stuart Woolf	60	II	Compensation Committee Member and Nominating and Corporate Governance Committee Member
George H. Kerckhove(2)	82	III	Chair of the Audit Committee and Nominating and Corporate Governance Committee Member
Zachary S. Wochok, Ph.D.(2)	77	III	Audit Committee Member and Compensation Committee Member

(1) The terms of Class I directors will expire at the 2020 annual meeting. The terms of Class II directors will expire at the 2021 annual meeting. The terms of Class III directors will expire at the 2022 annual meeting.

(2) On March 5, 2020, Mr. Kerckhove notified the Board of his intention to retire from service with the Company for personal reasons, effective April 1, 2020. In connection with Mr. Kerckhove’s upcoming retirement, the Board has appointed Dr. Wochok to serve as Chair of the Audit Committee, effective April 1, 2020.

Pamela G. Marrone, Ph.D. is our founder and has served as our Chief Executive Officer and a member of our board of directors since our inception in 2006, as well as serving as our President from inception through January 2015 and from September 2015 to August 2017. Prior to founding the Company, in 1995 Dr. Marrone founded AgraQuest, Inc. (acquired by Bayer), where she served as chief executive officer until May 2004 and as President or Chairman from such time until March 2006, and where she led teams that discovered and commercialized several bio-based pest management products. She served as founding president and business unit head for Entotech, Inc., a biopesticide subsidiary of Denmark-based Novo Nordisk A/S (acquired by Abbott Laboratories), from 1990 to 1995, and held various positions at the Monsanto Company from 1983 until 1990, where she led the Insect Biology Group, which was involved in pioneering projects in transgenic crops, natural products and microbial pesticides. Dr. Marrone is an author of over a dozen invited publications, an inventor on more than 300 patents and is in demand as a speaker and has served on the boards and advisory councils of numerous professional and academic organizations. In 2016, Dr. Marrone was elected to the Cornell University Board of Trustees. In February 2019, she was awarded the Lifetime Achievement Award for contributions in biopesticides by BioAg World. In January 2019, she was awarded the “Sustie” award by the Ecological Farming Association for her decades-long leadership in sustainable agriculture. In 2013, Dr. Marrone was named the Sacramento region’s “Executive of the Year” by the Sacramento Business Journal and “Cleantech Innovator of the Year” by the Sacramento Area Regional Technology Alliance and Best Manager with Strategic Vision by Agrow in 2014. Dr. Marrone earned a B.S. in Entomology from Cornell University and a Ph.D. in Entomology from North Carolina State University. We believe Dr. Marrone’s qualifications to sit on our board of directors include the fact that, as our founder, Dr. Marrone is uniquely familiar with the business, structure, culture and history of our company and that she also brings to the board of directors considerable expertise based on her management and technical and commercialization experience in the biopesticide industry.

Robert A. Woods has served on our board of directors and as Chairman of the board of directors since February 2018. He has more than fifty years of experience in agribusiness and agriculture products. Mr. Woods formerly served as the Chairman and Chief Executive Officer of Targeted Growth Inc., a biotechnology firm focused on improving yield in agronomic crops. Prior to that, he served as Chief Executive Officer of Athena Biotechnologies, Inc., Chairman of Syngenta Corporation US, Group President for Zeneca Ag Products and CEO of Garst Seed Company. He has recently retired from the board of the Gowan Company having served in various capacities for 14 years. In April of 2019, Mr. Woods joined the board of Ag Plenus, an Israeli company in Agricultural technology discovery. From 2007 to 2016, Mr. Woods was a consultant and board member with Vertellus Specialties Inc. Since February 2018, Mr. Woods has served as a consultant with Ospraie Management LLC. Mr. Woods has a Bachelors’ degree in Agriculture and Horticulture from the University of Manitoba in Winnipeg, Manitoba. We believe Mr. Woods’s qualifications to sit on our board of directors include his extensive experience in agribusiness and agriculture products, and his experiences serving on the board of other companies in the biotechnology industry.

Yogesh Mago has served on our board of directors since February 2018. He has been a senior advisor for Ospraie Ag Science, LLC since October 2016 and has over 15 years of experience in investing across a variety of industries globally, including agriculture, travel, consumer, transportation, industrials and real estate. Mr. Mago is the president and co-founder of Operation Water Inc., a nonprofit organization that aims to deliver sustainable access to clean water in impoverished countries through the development of scalable infrastructure projects. In addition, he is on the Advisory Board of Girl Rising, the nonprofit organization behind the worldwide social action campaign for girls’ education and empowerment. Mr. Mago has a Bachelor’s degree in Finance and International Business from New York University. We believe Mr. Mago’s qualifications to sit on our board of directors include his extensive experience in financial, strategic and other corporate transactions and his perspective working with companies in the agriculture industry.

Keith McGovern has over 30 years of experience in the agriculture industry, specializing in leading commercial potato farming and potato processing operations. He is President of R.D. Offutt Farms, a division of R.D. Offutt Company, one of the largest farming and food processing concerns in the United States. Mr. McGovern joined R.D. Offutt Company in August 1988. Mr. McGovern serves on the Management Committee of Lamb-Weston/RDO Frozen, a joint venture frozen potato product processing plant. He also serves on the Board of Alliance for Potato Research and Education, on the Management Committee for Columbia River Technologies, a whey processor in partnership with Tillamook and Fonterra, and the Management Committee for Simplot RDO, a frozen vegetable plant in Pasco, Washington. Mr. McGovern is a graduate of Embry Riddle Aeronautical University with a degree in Aeronautical Science, and is still an active pilot. We believe Mr. McGovern’s qualifications to sit on our board of directors include his considerable experience the agricultural development industry and his work with major organizations that are leaders in food sustainability and growth.

Stuart Woolf has served as President and CEO of Woolf Farming & Processing since 2002. He also serves as the Managing Partner for Harris Woolf California Almonds, a processor and handler of raw almonds, and Los Gatos Tomato Products, which manufactures bulk tomato paste for industrial users. Mr. Woolf has served as Chairman of the California League of Food Processors, the Almond Board of California, and of the University of California President’s Commission of Agriculture and Natural Resources. Mr. Woolf currently serves on the board of Ruiz Food Products and Western Growers Association. Mr. Woolf received a bachelor’s degree in Liberal Arts from the University of California at Berkeley and an MBA at Boston College. We believe Mr. Woolf’s qualifications to sit on our board include his considerable experience in the agriculture industry and his roles serving on the boards of organizations that promote food sustainability and development.

George H. Kerckhove has served on our board of directors since July 2014. He served on the board of directors for Gundersen Medical Foundation from 2010 to 2016 and previously served on the board of directors for Merix Corporation, where he chaired the audit committee. He worked with the American Standard Companies from 1988 through 2000, where he served as VP and chief financial officer, executive VP and global sector manager of various countries and president and general manager of the European Division. Prior to that, he served in a variety of positions from 1962 through 1987 with The Trane Company, from product manager in several product departments, VP and general manager, Process Equipment Division, and executive VP and general manager of both the US and International Commercial Equipment Divisions. Mr. Kerckhove received Bachelor of Science degrees in Agricultural Engineering and Mechanical Engineering, a Master of Science Degree in Mechanical Engineering, and an MBA, all from the University of Wisconsin in Madison. We believe Mr. Kerckhove’s qualifications to sit on our board of directors include his education in agricultural engineering and his extensive experience in finance, accounting and management in global publicly traded companies.

Zachary S. Wochok, Ph.D. has served on our board of directors since May 2016. He served as president and founder of The Wochok Group, LLC, a management consulting firm, since October 2011. For over 25 years, Dr. Wochok has held executive positions in the agribusiness, biotechnology and food industries, including service as Chairman of PGP International, Inc., a food ingredients company, from April 2011 to October 2011 and as its chief executive officer from February 1996 to March 2011, as the Chairman and Chief Executive Officer of NURTURE, Inc., as president and chief operating officer of Calgene, Inc., which was then publicly traded, and as the chief executive officer of Plant Genetics, Inc., during which time the company completed an initial public offering and later merged with Calgene, Inc., creating the largest plant biotechnology company in the United States at the time. Dr. Wochok has served as a director and President of Grazix Animal Health, Inc. from July 2015 to July 2019; as Director of Live Leaf, Inc. from April 2017 to July 2019; on the board of Nucelis, Inc., a fermentation based specialty chemical company, from March 2012 to December 2014; as advisor to the board of directors of Cibus Global, Ltd. from January 2015 to July 2017; as agricultural technology business advisor to Alexandria Real Estate Equities, Inc. from January 2015 to February 2017; and on the Advisory Board of AgTech Accelerator from May 2016 to May 2017. He has also served as business development manager in the new ventures department at Monsanto and a lead scientist for Weyerhaeuser Company. Dr. Wochok began his career as a professor of biology at the University of Alabama, following an NIH funded post-doctoral position at Yale University. Dr. Wochok received a B.A. in Biology from LaSalle University, an M.S. in Biology from Villanova University and a Ph.D. in Cell Biology and Plant Physiology from the University of Connecticut. We believe Dr. Wochok’s qualifications to sit on our board of directors include his education in biology and plant physiology and extensive experience serving public and private companies in the agriculture and biotechnology industries as an advisor, senior executive or director.

Board of Directors and Leadership Structure

Our board of directors currently consists of seven members.

In accordance with our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors has been divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting of stockholders following election. Our current directors have been divided among the three classes as follows:

●	The Class I directors are Pamela G. Marrone, Ph.D., Robert A. Woods and Yogesh Mago, and their terms will expire at the annual general meeting of stockholders to be held in 2020.

●	The Class II director is Keith McGovern and Stuart Woolf, and their terms will expire at the annual general meeting of stockholders to be held in 2021.

●	The Class III directors are George H. Kerckhove and Zachary S. Wochok, Ph.D., and their terms will expire at the annual general meeting of stockholders to be held in 2022.

The board of directors currently separates the role of Chairman and Chief Executive Officer, with Dr. Marrone serving as Chief Executive Officer and Mr. Woods serving as Chairman. The board of directors believes that separating these two roles promotes balance between the independent authority of the board of directors to oversee our business and the Chief Executive Officer and our management team, which manages the business on a day-to-day basis. The current separation of the Chairman and Chief Executive Officer roles allows the Chief Executive Officer to focus her time and energies on operating and managing the Company and leverages the experience and perspectives of the Chairman.

We believe the board of directors maintains effective independent oversight through a number of governance practices, including our strong committee system, open and direct communication with management, input on meeting agendas and regular executive sessions.

In addition, the board of directors has established the following procedures for selecting the presiding director during the executive sessions of the board of directors. The presiding director will be (i) the Chairman of the board of directors or (ii) another director appointed by the independent directors. Following his appointment in fiscal year 2018, our Chairman, Robert A. Woods, presided at executive sessions of our Board of Directors.

Director Independence

Nasdaq rules generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3 and Rule 10C-1, a committee member may not, other than in his or her capacity as a member of the board of directors or any board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

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

The board of directors has determined that each of George H. Kerckhove, Yogesh Mago, Keith McGovern, Stuart Woolf, Zachary S. Wochok and Robert A. Woods is an independent director within the meaning of Nasdaq Listing Rule 5605(a)(2), that each of Mr. Kerckhove, Mr. Mago, Dr. Wochok and Mr. Woods further meet the criteria for independence for audit committee members set forth in Rule 10A-3(b)(1) under the Exchange Act and Nasdaq Listing Rule 5605(c)(2), and that each of Mr. McGovern, Dr. Wochok, Mr. Woods and Mr. Woolf further meet the criteria for independence for compensation committee members set forth in set forth in Rule 10C-1(b)(1) under the Exchange Act.

In making its independence determination regarding Mr. Woods and Mr. Mago, the board of directors considered, among other things, that Mr. Woods and Mr. Mago are each consultants to Ospraie Management LLC (“Ospraie Management”), an affiliate of Ospraie Ag Science LLC (“Ospraie”), a significant stockholder and warrant holder (for more information, see “Transactions with Related Persons – Certain Related-Person Transactions”). We also considered that pursuant to their consulting agreements with Ospraie Management, Mr. Woods and Mr. Mago are each paid monthly consulting fees by Ospraie and have each been granted an indirect interest in the equity securities of our Company held by Ospraie and its affiliates. Neither Mr. Woods nor Mr. Mago actively engage in the management of Ospraie or Ospraie Management or have voting control or investment power over the securities owned by Ospraie.

Role of the Board of Directors in Risk Oversight

The board of directors is actively involved in the oversight of our risk management process. The board of directors does not have a standing risk management committee, but administers this oversight function directly through the board of directors as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. In particular, our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking and our board of directors is responsible for monitoring and assessing strategic risk exposure and other risks not covered by our committees.

The full board of directors, or the appropriate committee, receives reports on risks facing our company from our Chief Executive Officer or other members of management to enable it to understand our risk identification, risk management and risk mitigation strategies. We believe that the leadership structure of our board of directors supports effective risk management because it allows the independent directors on our committees to exercise oversight over management.

Committees of the Board of Directors

In fiscal year 2019, our board of directors had three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of our committees are below.

Audit Committee

Our audit committee members are Mr. Kerckhove, Mr. Mago, Dr. Wochok and Mr. Woods, each of whom is a non-employee member of our board of directors. Mr. Kerckhove is our audit committee chair. On March 5, 2020, Mr. Kerckhove notified our board of directors of his intention to retire from service with the Company for personal reasons, effective April 1, 2020. In connection with Mr. Kerckhove’s upcoming retirement, our board of directors has appointed Dr. Wochok to serve as Chair of the Audit Committee, effective April 1, 2020. Our board of directors has determined that Mr. Kerckhove and Dr. Wochok are audit committee financial experts, as defined under the applicable SEC rules, and that each of Mr. Kerckhove, Mr. Mago, Dr. Wochok and Mr. Woods is independent within the meaning of Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b)(1) under the Exchange Act and further satisfy the additional independence requirements for service on the audit committee under Nasdaq Listing Rule 5605(c)(2).

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee evaluates the independent registered public accounting firm’s qualifications, independence and performance; determines the engagement of the independent registered public accounting firm; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements; approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law; reviews our critical accounting policies and estimates; and annually reviews the audit committee charter and the committee’s performance. The audit committee operates under a written charter adopted by the board of directors that satisfies the applicable standards of Nasdaq.

Compensation Committee

Our compensation committee members are Mr. McGovern, Dr. Wochok, Mr. Woods and Mr. Woolf, each of whom is a non-employee member of our board of directors. In accordance with the securities purchase agreement we entered into with Ospraie and other parties named therein on December 15, 2017 (the “Purchase Agreement”) (for more information, see “Transactions with Related Persons – Certain Related-Person Transactions – Purchase Agreement and Debt Refinancing”), Mr. Woods has been designated our compensation committee chair. Our board of directors has determined that each of Mr. McGovern, Dr. Wochok, Mr. Woods and Mr. Woolf is independent within the meaning of Nasdaq Listing Rule 5605(a)(2) and the criteria for independence set forth in Rule 10C-1(b)(1) under the Exchange Act. The board of directors also determined that each of Mr. McGovern, Dr. Wochok and Mr. Woolf is a non-employee director under Rule 16b-3 of the Exchange Act, but that Mr. Woods may be deemed to be an employee director under that rule as a result of his consulting relationship with Ospraie Management.

Our compensation committee reviews and recommends programs, arrangements and policies relating to the compensation and benefits of our officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and sets the compensation of these officers based on such evaluations. The compensation committee approves the issuance of certain stock options and other awards under our stock plans, provided that the compensation committee recommends awards for approval by the board of directors with respect to our executive officers, directors and any other persons subject to Section 16 of the Exchange Act. The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee and its members. The compensation committee operates under a written charter adopted by the board of directors that satisfies the applicable standards of Nasdaq. The compensation committee may form and delegate authority under its charter to subcommittees or other persons when appropriate.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee members are Mr. Kerckhove, Mr. Mago, Mr. McGovern and Mr. Woolf, each of whom is a non-employee member of our board of directors. In accordance with the Purchase Agreement, Mr. Mago has been designated our nominating and corporate governance committee chair. Our board of directors has determined that each of Mr. Kerckhove, Mr. Mago, Mr. McGovern and Mr. Woolf is independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

Our nominating and corporate governance committee is responsible for making recommendations regarding candidates for directorships and the size and the composition of our board of directors. Candidates for directorships are generally identified and considered on the basis of experience, areas of expertise and other factors relative to the overall composition of our board of directors. The nominating and corporate governance committee will also consider candidates for directorship recommended by stockholders that are submitted in compliance with its charter. In addition to making recommendations for director candidates, the nominating and corporate governance committee is responsible for overseeing our corporate governance principles and making recommendations concerning governance matters. The nominating and corporate governance committee operates under a written charter adopted by the board of directors that satisfies the applicable standards of Nasdaq.

Corporate Governance

Corporate Governance Guidelines

Our board of directors has adopted written Corporate Governance Guidelines to assure that the board of directors will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the board of directors intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluations and succession planning, and board committees and compensation. The nominating and corporate governance committee assists the board of directors in implementing and adhering to the Corporate Governance Guidelines. Our Corporate Governance Guidelines are available on the investor relations section of our website at investors.marronebio.com under the heading “Corporate Governance.” The corporate governance guidelines are reviewed at least annually by our nominating and corporate governance committee, and changes are recommended to our board of directors with respect to changes as warranted.

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

Corporate Governance Materials

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters for each committee of the board of directors and other corporate governance documents, are posted on the investor relations section of our website at investors.marronebio.com under the heading “Corporate Governance.” In addition, stockholders may obtain a print copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics as well as the charters of our audit committee, compensation committee and nominating and corporate governance committee by writing to our Corporate Secretary at 1540 Drew Ave., Davis, California 95618.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our board of directors.

Executive Officers

Our executive officers as of December 31, 2019, their positions and respective ages on that date are:

Name	Age	Position
Pamela G. Marrone, Ph.D.	63	Chief Executive Officer
James B. Boyd	67	President and Chief Financial Officer
Kevin Hammill	53	Chief Commercial Officer
Linda V. Moore	73	Executive Vice President, General Counsel, Secretary and Chief Compliance Officer
Tim Johnson, Ph.D.	63	Vice President of Field Development and Technical Services
Keith J. Pitts	56	Senior Vice President, Regulatory and Government Affairs and Chief Sustainability Officer
Amit Vasavada, Ph.D	65	Senior Vice President, Research and Development and Chief Technology Officer

Our executive officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment. See the section entitled “Employment Agreements” below. Biographical information for Dr. Marrone is provided in the section entitled “Board of Directors” above.

James B. Boyd was appointed as Chief Financial Officer effective February 2014 and President effective August 2017. Mr. Boyd previously served as chief financial officer of Quantenna Communications and Link-A-Media Devices, both venture capital backed companies, from 2012 to 2013 and from 2010 to 2012, respectively. From 2007 to 2010, he served as chief financial officer and senior vice president of Silicon Storage Technology and from 2000 to 2007, Mr. Boyd served as chief financial officer and senior vice president of ESS Technology, both Nasdaq listed companies. Mr. Boyd earned a B.A. and an M.B.A. in Finance from the University of Wisconsin and a J.D. from Golden Gate University School of Law.

Kevin Hammill was appointed as Chief Commercial Officer effective May 2019. Mr. Hammill previously served as chief operating officer of Pivot Bio, a crop nutrition company, from January 2016 to April 2018. Prior to Pivot Bio, from 2004 to January 2016, Mr. Hammill served in various roles at Valent USA (a division of Sumitomo Chemical), including as vice president of Agriculture Business Operations and Strategy and as the senior director for U.S. Marketing. In addition to these positions, Mr. Hammill served as a member on the board of directors of Valent USA from January 2015 to January 2016. From 1992 to 2004, Mr. Hammill held multiple positions at BASF, a major chemical company, and American Cynamid (acquired by BASF in 2000). Mr. Hammill earned his Bachelor of Science degree in Agriculture and a Master’s degree in Agriculture Business from the University of Guelph in Ontario, Canada.

Linda V. Moore was appointed as General Counsel, Secretary and Chief Compliance Officer effective March 2014 and Executive Vice President effective November 6, 2017. Ms. Moore co-founded The Moore Group, where she served as principal from 2005 to 2007, during which time she also served as chief operating officer and general counsel of Mobius Photonics, as well as from 2009 to 2014. From 2007 to 2009, Ms. Moore served as executive vice president, general counsel, chief compliance officer and secretary of Merix Corporation. Ms. Moore has served as an Executive Mentor to Astia (formerly Women’s Technology Cluster) and as a member of the Advisory Board for Remedy Interactive and Opportunity Works. She has also taught at the University of Detroit Mercy and Santa Clara University as an adjunct professor. Ms. Moore earned a J.D. at Michigan State University School of Law.

Tim Johnson, Ph.D. was appointed as Vice President of Field Development and Technical Services in August 2015. Dr. Johnson previously served as our Global Product Development Director, Product Development Manager and Eastern U.S. Product Development Manager from June 2011 to August 2015, May 2009 to June 2011 and November 2008 to May 2009, respectively. From June 2002 to November 2008, Dr. Johnson served as manager of commercial development for Plato Industries, Ltd. Dr. Johnson earned a B.S. in Entomology and Pest Management from Iowa State University, an M.S. in Entomology from Iowa State University and a Ph.D. in Entomology from Purdue University.

Keith J. Pitts was appointed as Vice President of Regulatory and Government Affairs in July 2008 and Senior Vice President and Chief Sustainability Officer effective August 8, 2016. Previously, from January 2001 to June 2007, Mr. Pitts served as Director of Public Policy at the Pew Initiative on Food and Biotechnology, a non-partisan research and policy organization based in Washington, D.C. From 1986 to 2001, Mr. Pitts worked in senior legislative, administrative, regulatory and public policy roles in both the U.S. Department of Agriculture and the House Committee on Agriculture. Mr. Pitts earned a B.A. in Chemistry from the University of North Carolina.

Amit Vasavada, Ph.D. was appointed as Vice President of Research and Development in March 2014 and Senior Vice President and Chief Technology Officer effective March 16, 2017. From 2009 to 2014, Dr. Vasavada served as a program manager at General Atomics. Since 2006, Dr. Vasavada has served on the scientific advisory board of Vaxiion Therapeutics and from 2008 to 2014 served as scientific advisor to NewCos, an applied microbiology and algae-based technology development company. Dr. Vasavada earned a B.S. in microbiology from Gujarat University, an M.S. in microbiology from University of Louisiana and a Ph.D. in applied microbiology from University of California, Davis.

Certain Relationships

There are no family relationships between any of our directors or our executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Tables

We refer to our Chief Executive Officer and our two other most highly compensated executive officers discussed below as our “named executive officers.” Our named executive officers for fiscal year 2019 were as follows:

●	Pamela G. Marrone, Ph.D., Chief Executive Officer
●	James B. Boyd, President and Chief Financial Officer
●	Keith Hammill, Chief Commercial Officer

Summary Compensation Table

The following table presents information regarding compensation earned by or awards to our named executive officers during fiscal years 2019, 2018 and 2017.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION & RSU AWARDS ($)(1)		NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(2)		ALL OTHER COMPENSATION ($)(3)	TOTAL ($)

Pamela G. Marrone, Ph.D.	2019	369,558	—	404,449	(4)	—	(5)	10,609	784,616
Chief Executive	2018	335,577	—	504,896	(6)	80,261		21,049	941,783
Officer	2017	300,000	—	—		79,373		11,014	390,387

James B. Boyd	2019	317,942	—	284,669	(4)	—	(5)	39,097	641,708
President and	2018	297,173	—	135,240	(6)	55,932		45,068	533,413
Chief Financial Officer	2017	263,462	—	154,500		67,027		20,447	505,436

Kevin Hammill	2019	329,908		284,669	(4)	—	(5)	22,786	637,363
Chief Commercial Officer	2018	203,569	—	382,480	(6)	43,614		13,916	643,579

(1)	This column reflects the aggregate grant date fair value of option awards and restricted stock units granted to our named executive officers estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718). Valuation assumptions are described in Note 12 of the Notes to Consolidated Financial Statements included in Part II—Item 8—“Financial Statements and Supplementary Data” of this Report.

(2)	This column includes cash amounts paid under our non-equity incentive award program, except as indicated.

(3)

This column includes our 401(k) retirement savings plan matching, payment of life insurance premiums, long-term disability, housing allowances, gym reimbursements, and other insurance-related reimbursements unless separately noted.

(4)	The amount for Dr. Marrone includes an option award of 500,000 shares with an exercise price of $1.44, which has not been exercised. The amount for Mr. Boyd includes an option award of 300,000 shares with an exercise price of $1.44, which has not been exercised. The amount for Mr. Hammill represents an option award of 300,000 shares, with an exercise price of $1.44, which has not been exercised.

(5)	The amount of non-equity incentive plan compensation earned by our named executive officers, if any, is not yet calculable. We expect these amounts to be determined by our Board of Directors or the Compensation Committee of our Board of Directors on or prior to April 30, 2020.

(6)	The amount for Dr. Marrone includes an option award of 560,000 shares with an exercise price of $1.65, which has not been exercised. The amount for Mr. Boyd includes an option award of 150,000 shares with an exercise price of $1.65, which has not been exercised. The amount for Mr. Hammill represents an option award of 400,000 shares, with an exercise price of $1.73, which has not been exercised.

Incentive Awards

We structure our incentive compensation awards to reward named executive officers for the successful performance of our company as a whole and of each participating named executive officer as an individual. For fiscal year 2019, our compensation committee established a bonus plan available to all of our executive officers and other key employees. The bonus plan provides for a target award of up to 45% of base salary for Dr. Marrone, 40% of base salary for Mr. Boyd and 40% of base salary for Mr. Hammill, with 70% of the target award based upon the achievement of company-wide goals and 30% of the target award based upon the achievement of individual goals. The progress of the goals is tracked by our compensation committee, and the determination of goal achievement (full or partial) is made by our compensation committee and approved by our board of directors.

Each company-wide goal received a weighting, such that each named executive officer would receive a portion of the target incentive compensation award for each goal achieved. The company-wide goals are based on achievement of our financial forecasts, plans and objectives for fiscal year 2019 as well as advancement of selected components of our product pipeline.

Messrs. Boyd and Hammill will be generally evaluated with respect to individual goals on the basis of the overall performance of our company, including the success of financing transactions and related matters, achievement of financial goals, developing strategic collaborations, product development and organizational development. As discussed below, pursuant to the employment separation agreement entered into by the Company and Dr. Marrone on December 1, 2019 (the “Separation Agreement”), Dr. Marrone will be entitled to her annual bonus for fiscal year 2019 without regard to the termination of her employment, calculated based on achievement of 100% of her individual goals, and with all other terms (including the component of her award based on achievement of Company goals) determined in accordance with the Company’s bonus plan as applied to the other named executive officers,

In the coming weeks, our compensation committee will evaluate our company-wide performance and that of each named executive officer against the 2019 corporate goals to determine what percentage of the corporate and individual goals have been achieved overall. Based on this evaluation, the compensation committee may determine that incentive compensation awards have been earned by Messrs. Boyd and Hammill. The performance evaluation process and the determination of bonuses to be paid to Messrs. Boyd and Hammill, and will determine the final award earned by Dr. Marrone.

Outstanding Equity Awards at the End of Fiscal Year 2019

The following table provides information regarding unexercised stock options and restricted stock units held by each of our named executive officers as of the end of fiscal year 2019.

		OPTION AWARDS					STOCK AWARDS
NAME	GRANT DATE	SECURITIES UNDERLYING UNEXCERCISED OPTIONS EXCERCISABLE (#)		SECURITIES UNDERLYING UNEXCERCISED OPTIONS UNEXCERCISEABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT YET VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT YET VESTED ($)

Pamela Marrone,	1/24/2011	31,863	(1)	—	1.19	1/23/2021	—		—
Ph.D.	12/15/2011	13,807	(2)	—	1.41	12/14/2021	—		—
	2/20/2012	13,390	(3)	—	3.11	2/19/2022	—		—
	10/29/2012	63,725	(4)	—	12.08	10/28/2022	—		—
	8/1/2013	1,911	(5)	—	12.00	8/1/2023	—		—
	9/27/2013	84,000	(6)	—	18.01	9/27/2023	—		—
	11/6/2013	482	(7)	—	16.77	11/6/2023	—		—
	8/11/2016	208,333	(10)	41,667	0.80	8/11/2026	—		—
	5/30/2018	221,692	(14)	338,308	1.65	5/30/2028	—		—
	7/16/2019	52,085	(15)	447,915	1.44	7/16/2029	—		—

James B.	2/26/2014	190,000	(8)	—	14.03	2/26/2024	—		—
Boyd	3/1/2016	150,000	(9)	—	1.23	3/1/2026	—		—
	11/16/2016	154,200	(11)	45,800	2.34	11/16/2026	—		—
	8/15/2017	—		—	—	—	33,352	(12)	33,686
	5/30/2018	59,382	(14)	90,618	1.65	5/30/2028	—		—
	7/16/2019	31,255	(15)	268,745	1.44	7/16/2029	—		—

Kevin
Hammill	5/7/2018	158,352	(13)	241,648	1.73	5/7/2028	—		—
	7/16/2019	31,255	(15)	268,745	1.44	7/16/2029	—		—

(1)	The options vested with respect to one-quarter of the total shares subject to the option on the first anniversary of the vesting commencement date of January 1, 2011, and with respect to 1/48th of the total shares subject to the options monthly thereafter for 36 months, such that all the shares were fully vested upon the fourth anniversary of the options’ vesting commencement date.

(2)	The options vest with respect to 1/60th of the total shares subject to the options one month after the vesting commencement date of November 1, 2011, and with respect to 1/60th of the total shares subject to the options monthly thereafter for 59 months, such that all the shares will be fully vested upon the fifth anniversary of the options’ vesting commencement date.

(3)	The options vested with respect to 100% of the total shares subject to the options on the vesting commencement date of February 20, 2012.

(4)	The options vest with respect to one-quarter of the total shares subject to the options on October 18, 2013, and with respect to 1/48th of the total shares subject to the options monthly thereafter for 36 months, such that all the shares were fully vested upon the fourth anniversary of the options’ vesting commencement date.

(5)	The options vest with respect to one-quarter of the total shares subject to the options on August 1, 2014, and with respect to 1/48th of the total shares subject to the options monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the options’ vesting commencement date.

(6)	The options vest with respect to one-quarter of the total shares subject to the options on September 27, 2014, and with respect to 1/48th of the total shares subject to the options monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the options’ vesting commencement date.

(7)	The options vested with respect to one-quarter of the total shares subject to the option on November 6, 2014, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares were fully vested upon the fourth anniversary of the option’s vesting commencement date.

(8)	The option vests with respect to one-quarter of the total shares subject to the option on February 26, 2015, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(9)	The option vests with respect to one-third of the total shares subject to the option on March 1, 2017, and with respect to 1/36th of the total shares subject to the option monthly thereafter for 24 months, such that all the shares will be fully vested upon the third anniversary of the option’s vesting commencement date.

(10)	The option vests with respect to one-quarter of the total shares subject to the option on August 11, 2017, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(11)	The option vests with respect to one-quarter of the total shares subject to the option on November 16, 2017, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(12)	The restricted stock units vest with respect to 1/36 of the total shares subject to the grant monthly for 36 months. Vested shares will be delivered to the reporting person upon the earlier of the reporting person’s separation of service with the Company or immediately prior to a change in control event.

(13)	The option vests with respect to one-quarter of the total shares subject to the option on May 3, 2019, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(14)

The option vests with respect to one-quarter of the total shares subject to the option on May 30, 2019, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(15)

The option vests with respect to one-quarter of the total shares subject to the option on July 16, 2020, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

Option Exercises and Stock Vested

The following table shows information regarding the options exercised during 2019 by our named executive officers, and vesting during 2019 of restricted stock units (“RSUs”) previously granted to the named executive officers.

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)(1)	VALUE REALIZED ON VESTING ($)(2)
Pamela G. Marrone, Ph.D.	23,871	6,144.40	22,058	29,998.88
James B. Boyd	—	—	44,117	59,999.12
Kevin Hammill	—	—	44,117	59,999.12

(1)	Represents shares subject to RSUs that vested in 2019. Vested shares will be delivered to the named executive officer upon the earlier of her or his separation of service with the Company or immediately prior to a change in control event.

(2)	The dollar amounts shown in this column are determined by multiplying the number of shares that vested by the per share closing price of our common stock on the vesting date.

Employment Agreements

We have entered into an employment offer letter with each of Dr. Marrone, Mr. Boyd and Mr. Hammill, as described below. We have also entered into employee proprietary information and inventions assignment agreements with each of our named executive officers, under which each of them has agreed not to disclose our confidential information or induce us to use proprietary information or trade secrets of others at any time.

Pamela G. Marrone, Ph.D. Effective as of June 29, 2006, we entered into an offer letter with Pamela G. Marrone, Ph.D., our Chief Executive Officer (“CEO”). Under the offer letter, Dr. Marrone was entitled to an annual base salary, which had been $300,000 since our initial public offering in 2013, but was increased by our board of directors to $350,000 effective May 3, 2018. Dr. Marrone is eligible for our benefit programs on the same terms as our other executives, including eligibility under our bonus program. In addition, in accordance with the terms of the offer letter, our board of directors granted Dr. Marrone a restricted stock award of 97,424 shares, which completely vested on June 29, 2010, and an option to purchase 53,378 shares of our common stock on May 1, 2007, which completely vested on May 1, 2011.

The letter agreement provides that either party may terminate the employment arrangement for any reason or no reason, but four weeks’ notice is requested if the agreement is terminated by Dr. Marrone. In addition, the agreement provides that if we actively or constructively terminate Dr. Marrone’s employment without cause (whether or not in connection with a change of control), Dr. Marrone will be eligible to receive:

●	an amount equal to twelve months of her then-current annual base salary payable in the form of salary continuation; and

●	medical and dental coverage, plus disability and life insurance premiums, for a period of twelve months following her termination.

On December 2, 2019, the Company reported that Dr. Pamela Marrone has announced her intention to retire from her position as CEO and an employee of the Company. In connection with her retirement, Dr. Marrone entered into the Separation Agreement with the Company on December 1, 2019.

The Separation Agreement provides that Dr. Marrone’s retirement as an employee and officer of the Company will become effective immediately prior to the date on which a new CEO is retained, after which Dr. Marrone will continue to serve on the Company’s board of directors as a non-executive member. In addition to being entitled to any unpaid salary through her retirement date and continued COBRA coverage, in consideration of her execution of certain releases, Dr. Marrone will be entitled under the Separation Agreement to her 2019 annual bonus without regard to the termination of her employment, calculated based on achievement of 100% of her individual goals, and with all other terms (including the component of her award based on achievement of Company goals) determined in accordance with the Company’s annual bonus plan as applied to other active senior executives of the Company, and all of her outstanding unvested stock options will become fully vested.

Dr. Marrone also entered into a consulting services agreement with the Company on December 1, 2019 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Marrone will serve as a consultant to the Company for a period of three years following the date of her retirement to advocate for the Company and its mission as the Company’s founder, and to provide transition services and other support, with the terms of such services and related deliverables to be mutually agreed between Dr. Marrone and the Company’s new CEO. As consideration for her service as a consultant, Dr. Marrone will receive a consulting fee of $19,583.33 per month (“Monthly Consulting Fee”), as well as a one-time award of 1,250,000 RSUs (“Consulting RSUs”) under the Company’s 2013 Plan (as defined below), to be awarded as soon as practicable after her retirement date. The Consulting RSUs will vest in equal installments on each of the first three anniversaries of Dr. Marrone’s retirement date, subject to her continuous service as a consultant through the applicable vesting dates. Under the terms of the Consulting Agreement, the Company may terminate Dr. Marrone’s service as a consultant in connection with a change in control, and Dr. Marrone may terminate the Consulting Agreement due to the Company’s breach or default, in which case Dr. Marrone will be entitled to full acceleration of the Consulting RSUs and receive a lump sum payment equal to the sum of the then remaining Monthly Consulting Fees payable under the Consulting Agreement. The Company may also terminate the Consulting Agreement due to Dr. Marrone’s breach or default or for certain other grounds, in which case the Company shall not be obligated to make further payments under the Consulting Agreement and Dr. Marrone’s compensatory equity awards will cease to vest or terminate, as applicable.

James B. Boyd Effective as of February 26, 2014, we entered into an offer letter with James B. Boyd, our President and Chief Financial Officer. Under the offer letter, Mr. Boyd was entitled to an annual base salary of $240,000, which was increased to $285,000 effective as of August 15, 2017 and further increased to $300,000 effective as of May 3, 2018. Mr. Boyd is eligible for our benefit programs, vacation benefits, medical benefits and 401(k) plan participation. In addition, in satisfaction of obligations to Mr. Boyd in the offer letter with respect to option awards, our board of directors granted Mr. Boyd an option to purchase 190,000 shares of our common stock on February 13, 2014, which vests, subject to continued employment on each vesting date, with respect to one-quarter of the total shares subject to the option on the first anniversary of the option’s vesting commencement date of February 26, 2014 and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all shares subject to the option will be fully vested on the fourth anniversary of such option’s vesting commencement date.

The offer letter also provided for a $10,000 signing bonus upon Mr. Boyd’s acceptance, relocation expenses of $20,000 and three months temporary housing. The letter agreement provides that either party may terminate the employment arrangement for any reason or no reason, but four weeks’ notice is requested if Mr. Boyd terminates his employment. In addition, the agreement provides that if we actively or constructively terminate Mr. Boyd’s employment without cause (whether or not in connection with a change of control), Mr. Boyd will be eligible to receive:

●	an amount equal to six months of his then-current annual base salary payable in the form of salary continuation; and

●	medical and dental coverage, plus disability and life insurance premiums, for a period of six months following his termination.

Effective March 3, 2015, Mr. Boyd’s terms of employment were revised pursuant to a letter agreement to increase his base salary to $250,000 and to provide for certain payments in the event of a termination in connection with a change in control. Such change in control provisions were superseded by the change in control agreement discussed below.

Effective August 15, 2017, we promoted Mr. Boyd to President and Chief Financial Officer. In connection with the promotion, we entered into a letter agreement with Mr. Boyd, also effective August 15, 2017, pursuant to which Mr. Boyd’s base salary was increased from $250,000 to $285,000, provided that Mr. Boyd has agreed to defer his salary increase until the satisfaction of certain contingencies described in the letter agreement. In addition, Mr. Boyd was granted 150,000 RSUs, which will vest in equal monthly increments over a period of three years from the grant date. Furthermore, Mr. Boyd remains eligible for our bonus plan, under which Mr. Boyd’s bonus can be up to 40% of his base salary.

Kevin Hammill Effective as of May 7, 2018, we entered into an offer letter with Kevin Hammill, our Chief Commercial Officer. Under the offer letter, Mr. Hammill is entitled to annual base salary of $320,000, and is eligible for our benefit programs, vacation benefits, medical benefits and 401(k) plan participation. In addition, in satisfaction of obligations to Mr. Hammill in the offer letter with respect to option awards, our board of directors granted Mr. Hammill an option to purchase 400,000 shares of our common stock on May 7, 2018, which vests, subject to continued employment on each vesting date, with respect to one-quarter of the total shares subject to the option on the first anniversary of the option’s vesting commencement date of May 7, 2019 and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all shares subject to the option will be fully vested on the fourth anniversary of such option’s vesting commencement date.

The letter agreement provides that either party may terminate the employment arrangement for any reason or no reason, but two weeks’ notice is requested if Mr. Hammill terminates his employment. In addition, the agreement provides that if we actively or constructively terminate Mr. Hammill’s employment without cause (whether or not in connection with a change of control), Mr. Hammill will be eligible to receive:

●	an amount equal to six months of his then-current annual base salary payable in the form of salary continuation; and

●	medical and dental coverage, plus disability and life insurance premiums, for a period of six months following his termination.

Mr. Hammill is also eligible for our bonus plan, under which Mr. Hammill’s bonus can be up to 40% of his salary.

Change in Control Agreements

Effective as of June 17, 2016, we entered into a change in control agreement with each of Dr. Marrone and Mr. Boyd, each an Agreement and together, the Agreements. The Agreements provide each of Dr. Marrone and Mr. Boyd, respectively, with the right to receive certain benefits if, in connection with a Change in Control (as defined in each Agreement), such executive terminates his or her employment with the Company for good reason or the Company terminates his or her employment without cause. Each Agreement provides that in such an event: (i) the executive will receive a single lump sum severance payment equal to twelve months of the executive’s annual salary; (ii) all outstanding and unvested equity compensation awards held by the executive will vest; (iii) the executive will receive a lump sum bonus payment in an amount equal to 16.7% of the executive’s then-current base salary, prorated based on the percentage of the current year completed prior to termination; and (iv) the Company will pay for health continuation coverage premiums for the executive and his or her family members for twelve months following the date of termination.

The benefits provided for in the Agreements as described above are subject to the executive’s delivery of a release of claims reasonably acceptable to the Company. Under the Agreements, each executive is also subject to non-solicitation and non-disparagement obligations during employment with the Company and for one and two years, respectively, following termination.

The Agreements supersede and replace the provisions of each executive’s employment offer letter as to any matters expressly covered by the applicable Agreement, as well Mr. Boyd’s letter agreement effective March 3, 2015, discussed above. However, each executive’s employment offer letter shall continue to apply to any matters not expressly covered by the applicable Agreement. The Agreement with Dr. Marrone survives the execution of her Separation Agreement, but will terminate upon her retirement as CEO.

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

Employee Benefit and Stock Plans

Marrone Bio Innovations, Inc. Stock Option Plan

We established the Marrone Bio Innovations, Inc. Stock Option Plan, which we refer to as the 2006 Plan, effective as of July 26, 2006. We ceased granting options under our 2006 Plan after, and the 2006 Plan terminated upon, the adoption of our 2011 Plan on July 19, 2011. Our 2006 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options to our employees, outside directors and consultants and our parent and subsidiary corporations’ employees and consultants.

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

2013 Stock Incentive Plan

In August 2013, our board of directors adopted the 2013 Stock Incentive Plan, as subsequently amended in May 2018 (which we refer to as our 2013 Plan). The 2013 Plan serves as the successor to our 2011 Plan. Our 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

Shares: Upon the ratification of its amendment by our shareholders in May 2018, the 2013 Plan authorized a total of 14,452,472 shares of our common stock for issuance. In addition, the number of shares authorized for issuance pursuant to the 2013 Plan will be increased by any additional shares that would otherwise return to the 2011 Plan after the date of adoption of the 2013 Plan as a result of the forfeiture, termination or expiration of awards previously granted under the 2011 Plan. Further, our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder equal to the least of (i) 3.5% of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (ii) a lesser number of shares determined by the administrator. Based on and subject to the foregoing, as of January 1, 2019, including such annual increase, 18,446,640 shares of our common stock, plus any additional shares which are subject to options granted under our 2011 Plan but are forfeited or otherwise terminate or expire subsequent to January 1, 2019, were authorized for issuance pursuant to the 2013 Plan. In addition, as of January 1, 2019, under the 2013 Plan, 8,282,242 shares of common stock were issuable upon the exercise of outstanding options and settlement of RSUs granted and 10,051,837 additional shares of common stock were reserved for issuance pursuant to future grants.

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

Plan Amendments and Termination: Our 2013 Plan will automatically terminate ten (10) years following the date it became effective (in 2023) unless we terminate it sooner. In addition, our board of directors has the authority to amend, suspend or terminate the 2013 Plan provided such action does not impair the rights under any outstanding award unless mutually agreed to in writing by the recipient and us.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors, and approved by stockholders at the 2019 annual meeting of stockholders. The purpose of the ESPP is to allow the Company to provide eligible employees of the Company and its participating parents and subsidiaries with the opportunity to purchase common stock of the Company at a discount from the then current market price through accumulated payroll deductions. The ESPP, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code.

Under the ESPP, eligible employees may authorize payroll deductions of up to 15% of eligible compensation for the purchase of the Company’s common stock on specified purchase dates established by the plan administrator. Initially, the Company intends to have six-month offering periods, commencing January 1 and July 1 of each year, with the first offering period beginning July 1, 2019. The purchase price for shares in an offering period may be equal to either (1) 85% of the fair market value of a share of our common stock on the date of purchase or (2) 85% of the fair market value of a share of our common stock on the first day of the offering period or the purchase date, whichever is lower. Unless determined otherwise by the plan administrator, the purchase price will be equal to 85% of the fair market value of a share of our common stock on the first day of the offering period or the purchase date, whichever is lower.

Administration: The ESPP may be administered by the Board or a committee of the Board designated from time to time by resolution of the Board, which we refer to in this proposal as the “plan administrator.” The plan administrator has full authority to adopt such rules and procedures as it may deem necessary for the proper plan administration and to interpret the provisions of the ESPP, including the authority to determine whether the purchase price for any purchase period will be equal to the lower of: (1) 85% of the fair market value of a share of our common stock on the date of purchase or (2) 85% of the fair market value of a share of our common stock on the first day of the offering period or the purchase date. To the extent permitted by applicable law, the Compensation Committee may delegate its authority under the ESPP.

Shares Available Under the ESPP: A total of one million (1,000,000) shares of common stock are authorized for under the ESPP, subject to adjustment in the event of a stock split, reverse stock split, stock dividend, combination or reclassification or similar event. The ESPP’s share limit will be increased effective January 1 of each year commencing January 1, 2020 by an amount equal to the least of: (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding calendar year; and (ii) a lesser number of shares determined by the plan administrator.

Offering Periods: The ESPP will initially provide only one offering period during each six-month period beginning each January 1 and July 1. The plan administrator may alter the duration of future offering periods in advance without stockholder approval. Each participant is granted a separate purchase right to purchase shares of common stock for each offering period in which he or she participates. Purchase rights under the ESPP are granted on the start date of each offering period and are automatically exercised on the last day of the offering period. Each purchase right entitles the participant to purchase the whole number of shares of common stock obtained by dividing the participant’s payroll deductions for the offering period by the purchase price in effect for such period.

Eligibility: Except as described in this paragraph with respect to certain foreign employees, all employees of the Company and any designated parent or subsidiary who are regularly expected to work for more than 20 hours per week for more than five months per calendar year and who have been employed for such continuous period as the plan administrator may require (which period must be less than two years) are eligible to participate in the ESPP. An eligible employee may only join an offering period in advance of the start date of that period. Designated parents and subsidiaries include any parent or subsidiary corporations of the Company, whether now existing or hereafter organized, which elect, with the approval of the plan administrator, to extend the benefits of the ESPP to their eligible employees. Employees who are citizens or residents of a non-U.S. jurisdiction (without regard to whether he or she is also a citizen of the United States or a resident alien (within the meaning of Section 7701(b)(1)(A) of the Internal Revenue Code)) are ineligible to participate in the ESPP if his or her participation is prohibited under the laws on the applicable non-U.S. jurisdiction or if complying with the laws of the applicable non-U.S. jurisdiction would cause the ESPP or an offering to violate Section 423 of the Internal Revenue Code.

Purchase Provisions: Each participant in the ESPP may authorize periodic payroll deductions that may not exceed 15% of his or her compensation, which is defined in the ESPP to include the regular U.S. payroll base salary, unless the plan administrator determines otherwise. Unless otherwise determined by the plan administrator, compensation will not include overtime, bonuses, annual awards, other incentive payments, reimbursements or other expense allowances, loan forgiveness, fringe benefits, moving expenses, deferred compensation, or contributions (other than contributions under a 401(k) or cafeteria plan). A participant may reduce his or her rate of payroll deductions during an offering period, subject to the rules set by the plan administrator. On the last day of each offering period, the accumulated payroll deductions of each participant are automatically applied to the purchase shares of common stock at the purchase price in effect for that period.

Purchase Price: The purchase price per share at which common stock is purchased on the participant’s behalf for each offering period may be equal to either (1) 85% of the fair market value of a share of our common stock on the date of purchase or (2) 85% of the fair market value of a share of our common stock on the first day of the offering period or the purchase date, whichever is lower. Unless determined otherwise by the plan administrator, the purchase price will be equal to 85% of the fair market value of a share of our common stock on the first day of the offering period or the purchase date, whichever is lower.

Valuation: The fair market value of the common stock on a given date is the closing sales price of the common stock on one or more established stock exchanges or national market systems, including without limitation The NASDAQ Global Select Market, The NASDAQ Global Market or The NASDAQ Capital Market of The NASDAQ Stock Market LLC as of such date. As of April 11, 2019, the fair market value of a share of the Company’s common stock as reported on the Nasdaq Capital Market was $1.48.

Special Limitations: The ESPP imposes certain limitations upon a participant’s right to acquire common stock, including the following limitations:

●	No purchase right may be granted to any individual, immediately after such grant, would own stock (including stock purchasable under any outstanding options or purchase rights) possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or any of its affiliates.
●	No purchase right granted to a participant may permit such individual to purchase common stock at a rate which exceeds $25,000 worth of such common stock (valued at the time such purchase right is granted) for each calendar year.

Termination of Purchase Rights: A participant’s purchase right immediately terminates upon such participant’s loss of eligible employee status, and his or her accumulated payroll deductions for the offering period in which the purchase right terminates are refunded. A participant may withdraw from an offering period by giving advance notice prior to the end of that period and his or her accumulated payroll for the offering period in which withdrawal occurs may be refunded.

Assignability: No purchase right will be assignable or transferable (other than by will or the laws of descent and distribution) and will be exercisable only by the participant.

Corporate Transaction: In the event of a proposed sale of all or substantially all of the assets of the Company or certain mergers, (each, a “Corporate Transaction”) during an offering period, all outstanding purchase rights shall be assumed by the successor corporation (or a parent or subsidiary thereof), unless the plan administrator determines, in its sole discretion, to shorten the offering period then in-effect to a new purchase date. If the plan administrator shortens the offering period then in progress to a new purchase date, the plan administrator will provide notice to each participant that (i) his or her purchase right will be automatically exercised on the new purchase date or (ii) the Company will pay to him or her, on the new purchase date, cash, cash equivalents, or property as determined by the plan administrator that is equal to the difference in the fair market value of the shares of common stock covered by his or her purchase right and the purchase price due had the purchase right been automatically exercised on the new purchase date.

Changes in Capitalization: In the event any change is made to the outstanding shares of common stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares, other increases or decreases in the number of shares of common stock outstanding effected without the Company’s receipt of consideration or similar transactions, the plan administrator may make appropriate adjustments to (i) the maximum number of securities issuable under the ESPP and (ii) the number of securities subject to each outstanding purchase right and the purchase price payable per share thereunder.

Amendment and Termination: The ESPP will terminate ten years after it becomes effective, unless terminated earlier by the plan administrator. The plan administrator may at any time terminate or amend the ESPP. To the extent required by Section 423 of the Internal Revenue Code (or any successor rule or provision or any other applicable law), the Company will seek stockholder approval of amendments in such a manner and to such a degree as so required.

Director Compensation

Director Compensation for Fiscal Year 2019

Our non-employee directors who served during the fiscal year ended December 31, 2019 received the following compensation for their service on our board of directors.

NAME	STOCK AWARDS ($)(1)(2)	TOTAL ($)(2)
George Kerckhove	90,343	90,343
Yogesh Mago	84,553	84,553
Keith McGovern	75,015	75,015
Zachary S. Wochok, Ph.D.	90,804	90,804
Robert A. Woods	119,296	119,296
Stuart Woolf	75,015	75,015

(1)	The grant date fair value for these awards was estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718). Valuation assumptions are described in Note 9 of the Notes to Consolidated Financial Statements included in Part II—Item 8—“Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(2)	The following table sets forth the aggregate number of option awards and RSUs held by each non-employee director as of December 31, 2019:

NAME	AGGREGATE NUMBER OF OPTION AWARDS	AGGREGATE NUMBER OF RESTRICTED STOCK UNITS
George Kerckhove	20,866	201,145
Yogesh Mago	—	151,458
Keith McGovern	—	104,755
Zachary S. Wochok, Ph.D.	—	238,482
Robert A. Woods	—	223,803
Stuart Woolf	—	104,755

Discussion of Director Compensation

Our non-employee director compensation policy is as follows:

●	Initial Equity Grants. Each non-employee director who joins the board of directors will receive RSUs valued at $50,000, based on the average of the closing price of our common stock as quoted on the Nasdaq Capital Market for the ten trading days prior to and including such director’s date of appointment, with one-third of the RSUs vesting on the first anniversary of the director’s service, and with respect to 1/36th of the total shares vesting monthly thereafter for 24 months, such that all the shares will be fully vested upon the third anniversary of the director’s service.

●	Annual Meeting Grant. Each non-employee director continuing to serve as of our annual stockholders’ meeting will receive RSUs valued at $25,000, based on the average of the closing price of our common stock as quoted on the Nasdaq Capital Market for the ten trading days prior to and including the date of the annual meeting, with all such RSUs vesting after one year.

●	Quarterly Retainers. Each non-employee director will also receive a retainer for service on the board of directors, in addition to retainers for service as chair of our board of directors, or as a member or chair of committees of our board of directors, as set forth in the table below. These retainers will be paid in the form of fully vested RSUs made on a quarterly basis, prorated based on service during the applicable quarter, with such RSUs awarded on the last date of each fiscal quarter.

Annual retainer RSUs for service as a member or chair of (with chair RSUs inclusive of RSUs for service as a member), paid on a quarterly basis:

	Member	Chair

Board of Directors	28,250	50,750
Audit Committee	8,500	17,000
Compensation Committee	5,750	11,500
Nominating and Corporate Governance Committee	4,250	8,500

In addition to its standard policies, our board of directors from time to time may consider additional payments to our directors in respect of extraordinary service by such director. During the year ended December 31, 2019, our board of directors granted Dr. Wochok a discretionary performance award of 7,352 restricted stock units, valued at $10,000 based on the closing price of our common stock on the date of grant, for his time and efforts in connection with our acquisition of Pro Farm.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Our Common Stock

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 29, 2020, for:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors and director nominees; and

●	all current executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options held by the respective person or group that may be exercised within 60 days after February 29, 2020. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after February 29, 2020 are included for that person or group but not the stock options of any other person or group.

Applicable percentage ownership is based on 139,531,261 shares of common stock outstanding as of February 29, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to such person’s options and warrants exercisable within 60 days of February 29, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed in the table is c/o Marrone Bio Innovations, Inc., 1540 Drew Avenue, Davis, CA 95618.

NAME AND ADDRESS OF	SHARES BENEFICIALLY OWNED
BENEFICIAL OWNER	SHARES (#)	SHARES (%)

5% Stockholders:
Entities affiliated with Ospraie Ag Science LLC(1) 437 Madison Avenue, 28th Floor New York, NY 10022	69,712,205	41.96

Entities affiliated with Waddell & Reed Financial, Inc.(2) 6300 Lamar Avenue Overland Park, KS 66202	29,006,987	19.99

Entities affiliated with Ardsley Advisory Partners(3) 262 Harbor Drive Stamford, CT 06902	17,115,275	11.88

Van Herk Investments B.V.(4) Lichtenauerlaan 30, 3062ME Rotterdam, The Netherlands	10,544,980	7.23

Directors, Director Nominees and Named Executive Officers:
Pamela G. Marrone, Ph.D.(5)	1,789,547	1.27
Robert A. Woods(6)	198,002	*
George Kerckhove(7)	210,332	*
Yogesh Mago(8)	127,021	*
Keith McGovern(9)	78,769	*
Zachary S. Wochok, Ph.D.(10)	227,603	*
Stuart Woolf(11)	78,769	*
James B. Boyd(12)	912,143	*
Kevin Hammill(13)	292,072	*
All current directors and executive officers as a group (9 persons)	3,914,258	2.77

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Includes 44,072,851 shares of our common stock and 25,639,354 shares of our common stock issuable upon exercise of warrants to purchase shares of our common stock. As reported in the Schedule 13D/A filed on January 3, 2020, Mr. Dwight Anderson is the Managing Member of Ospraie Ag Science LLC and, in such capacity, may be deemed to have voting and dispositive power over the securities held for the account of Ospraie Ag Science LLC. Ospraie Ag Science LLC disclaims any beneficial ownership in such securities. The address for each of Ospraie Ag Science LLC and Mr. Dwight Anderson is c/o Ospraie Management LLC, 437 Madison Avenue, 28th Floor, New York, New York 10022. Does not include 5,027,313 warrants not exercisable within 60 days.

(2)	Includes 24,401,392 shares of our common stock and 605,595 shares of our common stock issuable upon exercise of warrants to purchase shares of our common stock. Does not include 3,394,405 shares of common stock issuable upon other warrants to purchase shares of common stock not issuable within 60 days of February 29, 2020, due to beneficial ownership-based exercise limitations. As reported in the Schedule 13G/A filed on February 14, 2020, the securities reported on herein are beneficially owned by one or more open-end investment companies or other managed accounts which are advised or sub-advised by Ivy Investment Management Company, or IICO, an investment advisory subsidiary of Waddell & Reed Financial, Inc., or WDR. The investment advisory contracts grant IICO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. Therefore, IICO or WDR, because of its control relationship to IICO, may be deemed the beneficial owner of the securities covered by this statement under Rule 13d-3 of the Act. The address of the entities is 6300 Lamar Avenue Overland Park, Kansas 66202.

(3)	Includes 13,530,582 shares of our common stock and 3,584,693 shares of our common stock issuable upon exercise of warrants to purchase shares of our common stock. As reported in the Schedule 13D/A filed on February 7, 2020, the securities reported on herein are beneficially owned by one or more open-end investment companies or other managed accounts which are owned, advised or sub-advised by Ardsley Advisory Partners LP, Ardsley Advisory Partners GP LLC, Ardsley Partners I GP LLC, Phillip J. Hempleman, Ardsley Partners Fund II, L.P., Ardsley Partners Advanced Healthcare Fund, L.P., Ardsley Partners Renewable Energy Fund, L.P., Ardsley Duckdive Fund, L.P. and Ardsley Ridgecrest Partners Fund, LP. The address for these entities is 262 Harbor Drive, 4th Floor, Stamford, Connecticut 06902. Does not include 1,748,640 warrants not exercisable within 60 days.

(4)	Includes 5,211,647 shares of our common stock and 5,333,333 issuable upon exercise of warrants to purchase shares of our common stock. As reported in Schedule 13G/A filed on February 14, 2020, the securities reported on herein are beneficially owned by (i) Van Herk Investments B.V., a private company with limited liability incorporated under the laws of the Netherlands, or Van Herk, (ii) Van Herk Private Equity Investments B.V., a private company with limited liability incorporated under the laws of the Netherlands, or VHPI, (iii) Stichting Administratiekantoor Penulata, a foundation organized under the laws of the Netherlands, or Penulata, (iv) Van Herk Management Services B.V., a private company with limited liability incorporated under the laws of the Netherlands, or VHMS, (v) Onroerend Goed Beheer- en Beleggingsmaatschappij A. van Herk B.V., a private company with limited liability incorporated under the laws of the Netherlands, or OGBBA, (vi) A. van Herk Holding B.V., a private company with limited liability incorporated under the laws of the Netherlands, or Holdings, (vii) Stichting Administratiekantoor Abchrys, a foundation organized under the laws of the Netherlands, or Abchrys, and (viii) Adrianus van Herk, or Mr. van Herk Each of Mr. van Herk, VHPI, Penulata, VHMS, OGBBA, Holdings and Abchrys disclaims beneficial ownership of the securities reported on herein. The address for these entities is Lichtenauerlaan 30, 3062ME, Rotterdam, The Netherlands.

(5)	Includes 800,471 shares of common stock issuable upon the exercise of options exercisable within 60 days and 87,954 shares of common stock subject to restricted stock units settleable within 60 days, 6,442 shares of common stock held by Florence H. Marrone TOD Pamela G. Marrone and 53,134 shares of common stock held by Dr. Marrone and Michael Rogers. Does not include 718,707 shares of common stock issuable to Dr. Marrone upon the exercise of options not exercisable within 60 days.

(6)	Includes 194,502 shares subject to restricted stock units settleable within 60 days and 3,500 shares of common stock held by Mr. Woods and Lynn Woods. Does not include 29,301 shares of common stock issuable to Mr. Woods upon the settlement of restricted stock units not exercisable within 60 days.

(7)	Includes 20,866 shares of common stock issuable upon the exercise of options exercisable within 60 days and 186,466 shares of common stock subject to restricted stock units settleable within 60 days. Does not include 14,679 shares of common stock issuable to Mr. Woods upon the settlement of restricted stock units not exercisable within 60 days.

(8)	Includes 127,021 shares subject to restricted stock units settleable within 60 days. Does not include 24,437 shares of common stock issuable to Mr. Mago upon the settlement of restricted stock units not exercisable within 60 days.

(9)	Includes 78,769 shares subject to restricted stock units settleable within 60 days. Does not include 25,986 shares of common stock issuable to Mr. McGovern upon the settlement of restricted stock units not exercisable within 60 days.

(10)	Includes 223,803 shares subject to restricted stock units settleable within 60 days and 3,000 shares of common stock held by The Zachary S Wochok & Barbara N Wochok Trust. Does not include 14,679 shares of common stock issuable to Mr. Wochok upon the settlement of restricted stock units not exercisable within 60 days.

(11)	Includes 78,769 shares subject to restricted stock units settleable within 60 days. Does not include 25,986 shares of common stock issuable to Mr. Woolf upon the settlement of restricted stock units not exercisable within 60 days.

(12)	Includes 639,017 shares of common stock issuable upon the exercise of options exercisable within 60 days and 231,876 shares of common stock subject to restricted stock units settleable within 60 days. Does not include 350,983 shares of common stock issuable to Mr. Boyd upon the exercise of options not exercisable within 60 days. Does not include 16,656 shares of common stock issuable to Mr. Boyd upon the settlement of restricted stock units not exercisable within 60 days.

(13)	Includes 247,955 shares of common stock issuable upon the exercise of options exercisable within 60 days and 44,117 shares of common stock subject to restricted stock units settleable within 60 days. Does not include 452,045 shares of common stock issuable to Mr. Hammill upon the exercise of options not exercisable within 60 days.

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

Limitations of Liability and Indemnification Matters

We have adopted provisions in our current certificate of incorporation that limit or eliminate the liability of our directors for monetary damages for breach of their fiduciary duties, except for liability that cannot be eliminated under the Delaware General Corporation Law. Accordingly, our directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except with respect to the following:

●	any breach of their duty of loyalty to us or our stockholders;

●	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

●	any transaction from which the director derived an improper personal benefit.

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

We have entered and intend to continue to enter into separate indemnification agreements with certain of our directors and executive officers that are, in some cases, broader than the specific indemnification provisions provided by Delaware law and our charter documents, and may provide additional procedural protection. These agreements will require us, among other things, to:

●	indemnify officers and directors against certain liabilities that may arise because of their status as officers and directors;

●	advance expenses, as incurred, to officers and directors in connection with a legal proceeding subject to limited exceptions; and

●	cover officers and directors under any general or directors’ and officers’ liability insurance policy maintained by us.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, the opinion of the Security and Exchange Commission (the “SEC”) is that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

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

Certain Related-Person Transactions

We describe below the transactions and series of similar transactions, since December 31, 2017, to which we were a participant or will be a participant, in which:

●	transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers, holders of more than 5% of our capital stock (which we refer to as “5% stockholders”) or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers.

Purchase Agreement and Debt Refinancing

On December 15, 2017, we entered into the Purchase Agreement with certain accredited investors named therein, including Ospraie, affiliates of Ardsley and affiliates of Van Herk Investments B.V., each of which is currently a 5% stockholder. Pursuant to the Purchase Agreement, the investors thereunder agreed, subject to the satisfaction of certain closing conditions, to purchase units consisting of shares of our common stock and warrants to purchase shares of our common stock. Concurrently with the entry into the Purchase Agreement, we entered into amendments to our senior promissory notes held by Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy VIP Science & Technology (such notes, the “Waddell Notes”) and to our secured promissory notes issued in October 2012 and April 2013 (the “October 2012 and April 2013 Promissory Notes”). In addition, on December 22, 2017, we entered into an amendment and restatement to the unsecured convertible promissory note previously entered into with Dwight W. Anderson, an affiliate of Ospraie (the “Anderson Note”).

The Purchase Agreement includes customary representations and warranties, indemnification and covenants by the Company. In addition to other customary covenants, we also agreed to:

●	Limitations with respect to our ability to file any registration statement with the SEC or issue additional equity securities without the prior written consent of Ospraie;

●	Not further amend the terms of the Waddell Notes and October 2012 and April 2013 Promissory Notes without the prior written consent of Ospraie;

●	Solicit stockholder approval with respect to an increase of 4,000,000 shares under the 2013 Plan, as amended, with such shares to be reserved for issuance to certain advisors;

●	Appoint two new directors designated by Ospraie to our board of directors effective upon the closing of the transactions contemplated by the Purchase Agreement;

●	Take all necessary actions to procure the election of two additional directors designated by Ospraie to our board of directors as Class II directors at our 2018 annual meeting of stockholders;

●	Grant Ospraie the right to appoint individuals to serve as advisors to our board of directors; and

●	Grant Ospraie the right, should they choose, to review and make recommendations to our board of directors regarding certain key management positions.

On February 5, 2018, we completed the transactions contemplated in the Purchase Agreement, the note amendments and certain related agreements (the “February 2018 Financing Transactions”), which resulted in:

●	the issuance of an aggregate of 44,000,001 shares of our common stock and warrants to purchase an aggregate of 41,333,333 shares of our common stock to purchasers under the Purchase Agreement for an aggregate purchase price of $30.0 million, which includes conversion of all outstanding principal under the Anderson Note;

●	the conversion of $35.0 million aggregate principal amount of the Waddell Notes into an aggregate of 20,000,000 shares of our common stock and warrants to purchase 4,000,000 shares of our common stock, such that $5.0 million aggregate principal amount under such notes remained outstanding, in connection with which the maturity of such notes was extended to December 31, 2022, all interest payments under such notes was deferred to maturity on December 31, 2022, and Ospraie was granted a right of first refusal to acquire such notes;

●	the conversion of $10.0 million aggregate principal amount of indebtedness outstanding under the October 2012 and April 2013 Promissory Notes to an aggregate of 5,714,285 shares of our common stock and warrants to purchase 1,142,856 shares of our common stock, such that $2.45 million aggregate principal amount under such notes remained outstanding, and in connection with which the maturity of such notes was extended to December 31, 2022, the interest was reduced from 14% to 8% and all interest payments under such notes were deferred to the maturity on December 31, 2022; and

●	the issuance of 800,000 shares of our common stock and warrants to purchase 2,017,143 shares of common stock to National Securities Corporation, as our exclusive placement agent and financial adviser facilitating the February 2018 Financing Transactions.

Voting and Lock-up Agreement

On February 5, 2018, in connection with the closing of the February 2018 Financing Transactions, we entered into a Voting and Lock-up Agreement (the “Voting and Lock-up Agreement”) with Ospraie and one of its affiliates, Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy VIP Science & Technology (collectively, “Waddell”), Ardsley Advisory Partners and certain of its affiliates (“Ardsley”), and Pamela G. Marrone, our Chief Executive Officer, collectively referred to herein as the “Voting Parties.” Pursuant to the Voting and Lock-up Agreement, among other things, Ospraie and its affiliates, Waddell, and Ardsley and its affiliates, each of which is a 5% stockholder, and Pamela G. Marrone, our Chief Executive Officer, each agreed to vote their existing shares of common stock in favor of the election of up to two directors designated by Ospraie at our 2018 annual meeting of stockholders, subject to certain conditions and limitations.

Registration Rights Agreement

On December 15, 2017, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the parties to the February 2018 Financing Transactions (the “Holders”), pursuant to which we agreed to file a registration statement with the SEC within 60 days of the closing date of the February 2018 Financing Transactions covering the resale of the shares (including shares issuable upon exercise of warrants) issued in connection therewith. Pursuant to the terms of the Registration Rights Agreement, we will maintain the effectiveness of the registration statement until the date upon which the securities held by the Holders cease to be Registerable Securities (as that term is defined in the Registration Rights Agreement). The Registration Rights Agreement also provides that each of the Holders will not sell or otherwise dispose of their shares of our common stock or securities exercisable for or convertible into shares of our common stock, commencing on December 15, 2017 and ending 180 days after the closing date of the February 2018 Financing Transactions, subject to customary exceptions. We filed a registration statement with the SEC pursuant to the Registration Rights Agreement on April 6, 2018, which was subsequently declared effective, and which expires upon the filing of this Annual Report on Form 10-K. Until the Company has an effective registration statement on Form S-1, outstanding warrants under the Purchase Agreement (as defined below) and Warrant Facility (as defined below) are exercisable via cashless “net” exercise.

Anderson Note

Dwight W. Anderson is an affiliate of Ospraie, one of our 5% stockholders. On December 22, 2017, we and Mr. Anderson entered into the Anderson Note, which amended and restated in its entirety that certain Amended and Restated Promissory Note, dated as of October 23, 2017, which was given in replacement of, and amended and restated in its entirety, that certain Promissory Note, dated as of October 12, 2017. The Anderson Note was a secured promissory note in the aggregate principal amount of up to $6,000,000, due on October 12, 2020. Pursuant to the Anderson Note, Anderson funded amounts to us in various separate disbursements, each payable at his sole discretion: (i) on October 12, 2017, in an aggregate principal amount of $1,000,000, (ii) on October 23, 2017, in an aggregate principal amount of $1,000,000, (iii) on December 1, 2017, in an aggregate principal amount of $500,000, (iv) on December 4, 2017, in an aggregate principal amount of $500,000, (v) on December 8, 2017, in an aggregate principal amount of $500,000; (vi) on December 26, 2017, in an aggregate principal amount of $500,000; (vii) on January 11, 2018 in an aggregate principal amount of $1,000,000 and (vii) on January 17, 2018 in the aggregate principal amount of $1,000,000. As discussed above under “–Purchase Agreement and Debt Refinancing,” all of the outstanding principal under the Anderson Note converted into shares of our common stock and warrants to purchase shares of our common stock issued to Ospraie at the closing of the February 2018 Financing Transactions.

Warrant Amendment and Plan of Reorganization Agreement

On August 6, 2019, we entered into a warrant amendment and plan of reorganization Agreement, which we refer to as the Warrant Facility. Under the Warrant Facility, for certain holders of warrants issued in connection with the February 2018 Financing Transactions (the “February 2018 Warrants”), their warrant expiration date was extend from December 2020 to December 2021, and these warrant holders agreed, at any time the Company’s stock trades above $1.00, upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. For the 3 days prior to the filing of this Annual Report, our stock has closed below $1.00 per share.

In connection with the Warrant Facility, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission no later than March 31, 2020 covering the resale of the shares of common stock issuable upon exercise of the August 2019 Warrants and to maintain the effectiveness of the registration statement until the date upon which the shares of common stock issuable upon exercise of the August 2019 Warrants cease to be Registrable Securities (as that term is defined in the Registration Rights Agreement).

As of March 3, 2020, a total of 12,000,000 shares under February 2018 Warrants were exercised following the Company’s call, resulting in the Company issuing 12,000,000 common shares and August 2019 Warrants to purchase 12,000,000 shares.

Woods and Mago Consulting Agreements with Ospraie

Each of our directors Robert A. Woods and Yogesh Mago has a consulting agreement with Ospraie Management, an affiliate of Ospraie, one of our 5% stockholders. For their services as consultants to Ospraie Management, each of Mr. Woods and Mr. Mago has and will continue to receive a monthly fee for the term of their respective consulting agreements. In addition, Mr. Woods and Mr. Mago each have been granted an indirect interest in our equity securities held by Ospraie and its affiliates, and therefore have an indirect interest in the transactions described above in “—Purchase Agreement and Debt Refinancing” and “—Warrant Amendment and Plan of Reorganization Agreement.”

Executive Compensation and Employment Arrangements

Please see the section entitled “Executive Compensation” above for information on compensation arrangements with our executive officers and agreements with, and offer letters to, our executive officers containing compensation and termination provisions, among others.

Director and Officer Indemnification and Insurance

See the section entitled “Limitations of Liability and Indemnification Matters” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

In connection with the audit of our 2019 financial statements, we have entered into an engagement agreement with Marcum LLP that will set forth the terms by which Marcum LLP would perform audit services for us, including responsibilities of Marcum LLP and management in the conduct of the audit and estimated fees. Our engagement agreements with Marcum LLP are typically subject to alternative dispute resolution procedures.

The following table summarizes the estimated fees of Marcum LLP for the year ended December 31, 2019 and the fees of Marcum LLP for the year ended December 31, 2018.

FEE CATEGORY	FISCAL 2019	FISCAL 2018
Audit fees(1)	$1,358,000	967,000
Audit-related fees(2)		-
Tax fees(3)		-
Total fees	$1,358,000	967,000

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

Pre-Approval Procedures of Audit and Non-Audit Services by the Independent Registered Public Accounting Firm

The audit committee’s charter requires it to pre-approve all audit and non-audit services performed by the independent registered public accounting firm. In determining whether to approve audit and non-audit services to be performed by Marcum LLP, the audit committee takes into consideration the fees to be paid for such services and whether such fees would affect the independence of the independent registered public accounting firm in performing its audit function. In addition, when determining whether to approve non-audit services to be performed by Marcum LLP, the audit committee considers whether the performance of such services is compatible with maintaining the independence of the independent registered public accounting firm in performing its audit function, and confirms that the non-audit services will not include the prohibited activities set forth in Section 201 of the Sarbanes-Oxley Act of 2002. The audit committee has determined that the rendering of the services other than audit services by Marcum LLP in fiscal year 2019 was compatible with maintaining the registered public accounting firm’s independence.

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

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include summary information.

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

3.1	Fourth Amended and Restated Certificate of Incorporation of Marrone Bio Innovations, Inc.	10-K	001-36030	3.1	March 25, 2014

3.2	Fifth Amended and Restated Bylaws of Marrone Bio Innovations, Inc.	8-K	001-36030	3.1	April 26, 2019

4.1	Form of Marrone Bio Innovations, Inc.’s common stock certificate.	S-1/A	333-189753	10.4	July 22, 2013

4.2	Form of Senior Secured Promissory Notes issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.1	August 25, 2015

4.3	Form of Warrants issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.2	August 25, 2015

4.4	Form of Warrants issued by Marrone Bio Innovations, Inc. pursuant to the Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	4.4	April 5, 2018

4.5	Warrant issued by Marrone Bio Innovations, Inc. to MZHCI, LLC, dated June 6, 2017.	10-Q	001-36030	4.1	August 14, 2017

4.6	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to the Buyers listed in that certain Securities Purchase Agreement dated December 15, 2017.	8-K	001-36030	4.1	December 18, 2017

4.7	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy VIP Science & Technology.	8-K	001-36030	4.2	December 18, 2017

4.8	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to Gordon Snyder, as agent, and certain of its affiliates to that certain Loan Agreement, as amended.	8-K	001-36030	4.3	December 18, 2017

4.9	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to National Securities Corporation and certain of its affiliates.	8-K	001-36030	4.4	December 18, 2017

4.10	Form of Warrants issued by Marrone Bio Innovations, Inc. in connection with June 2013 Credit Facility.	S-1	333-189753	10.33	July 1, 2013

4.11	Form of Warrants issued by Marrone Bio Innovations, Inc. in connection with June 2017 Consulting Agreement.					X

4.12	Warrant Amendment and Plan of Reorganization Agreement, dated August 6, 2019, by and among Marrone Bio Innovations, Inc., Ospraie AG Science LLC, Ardsley Partners Renewable Energy Fund, L.P. and Ivan Saval.	8-K	001-36030	4.1	August 8, 2019

4.13	Form of Warrant issued by Marrone Bio Innovations, Inc. in connection with the August 6, 2019 Warrant Agreement	8-K	001-36030	4.2	August 8, 2019

4.14	Description of Registrant’s Securities					X

10.2	Office Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Seven Davis, LLC.	10-Q	001-36030	10.4	May 15, 2014

10.3#	Marrone Bio Innovations, Inc. Stock Option Plan and related documents.	S-1	333-189753	10.1	July 1, 2013

10.4#	Marrone Bio Innovations, Inc. 2011 Stock Plan and related documents.	S-1	333-189753	10.2	July 1, 2013

10.5#	Marrone Bio Innovations, Inc. 2013 Stock Incentive Plan and related documents.	S-1/A	333-189753	10.3	July 22, 2013

10.6#	Indemnification Agreement by and between Marrone Bio Innovations, Inc. and each of its directors and executive officers.	S-1/A	333-189753	10.4	July 22, 2013

10.7#	Offer letter, dated June 29, 2006, between Marrone Organic Innovations, Inc. and Dr. Pamela G. Marrone.	S-1	333-189753	10.5	July 1, 2013

10.8(a)#	Offer letter, dated February 10, 2014, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.8	March 25, 2014

10.8(b)#	Letter Agreement, dated March 3, 2015, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.9	November 10, 2015

10.8(c)#	Promotion Agreement, dated August 14, 2017, between Marrone Bio Innovations, Inc. and James Boyd.	10-Q	001-36030	10.46	November 14, 2017

10.10#	Offer letter, dated April 16, 2018, between the Company and Kevin Hammill.	10-Q	001-36030	10.2	August 14, 2018

10.11	License Agreement, dated November 13, 2007, between the U.S. Government, as represented by the U.S. Department of Agriculture, Agricultural Research Service, and Marrone Organic Innovations, Inc.	S-1	333-189753	10.25	July 1, 2013

10.14	Business Loan Agreement, dated June 13, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing LLC and Marrone Bio Innovations, Inc.	10-Q	001-36030	10.4	August 13, 2014

10.15(a)	Invoice Purchase Agreement, made on March 24, 2017 between Marrone Bio Innovations, Inc. and LSQ Funding Group, L.C.	10-Q	001-36030	10.44	May 15, 2017

10.15(b)	First Amendment to Invoice Purchase Agreement, dated June 30, 2018, between Marrone Bio Innovations, Inc. and LSQ Funding Group, L.C.	10-Q	001-36030	10.3	August 14, 2018

10.16	Subordination Agreement, dated as of March 28, 2017 by and among Five Star Bank, Marrone Bio Innovations, Inc., and LSQ Funding Group L.C.	10-Q	001-36030	10.45	May 15, 2017

10.17	Intercreditor Agreement, dated as of March 22, 2017, between Ivy Investment Management Company, administrative agent for the Waddell Lenders (defined therein), Gordon Snyder, administrative agent for Snyder Lenders (defined therein) and LSQ Funding Group, L.C.	10-Q	001-36030	10.43	May 15, 2017

10.18(a)	Loan Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc., the Investors party thereto and Gordon Snyder, as agent, including form of promissory note and warrant.	S-1	333-189753	10.17	July 1, 2013

10.18(b)	Amendment and Consent, dated April 10, 2013, by and among Marrone Bio Innovations, Inc. and the administrative agent party thereto.	S-1	333-189753	10.23	July 1, 2013

10.18(c)	Omnibus Amendment to Loan Agreement, dated as of August 19, 2015, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.2	August 25, 2015

10.18(d)	Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.42	April 3, 2017

10.18(e)	Fourth Amendment to Loan Agreement, dated as of October 12, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.18(e)	April 5, 2018

10.18(f)	Fifth Amendment to Loan Agreement, dated as of October 23, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.18(f)	April 5, 2018

10.18(g)	Sixth Amendment to Loan Agreement, dated as of December 15, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.3	December 18, 2017

10.19	Security Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc. and the administrative and collateral agent.	S-1	333-189753	10.18	July 1, 2013

10.20(a)	Omnibus Amendment No. 1 to Notes, dated as of May 31, 2016, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	8-K	001-36030	10.01	June 2, 2016

10.20(b)	Omnibus Amendment No. 2, dated as of October 6, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	10-K	001-36030	10.20 (b)	April 5, 2018

10.20(c)	Omnibus Amendment No. 3, dated as of October 23, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	10-K	001-36030	10.20 (c)	April 5, 2018

10.20(d)	Omnibus Amendment No. 4 to Notes, dated December 15, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy VIP Science & Technology, Marrone Bio Innovations, Inc. and Ospraie Management LLC.	8-K	001-36030	10.2	December 18, 2017

10.21	Security Agreement, dated as of August 20, 2015, by and among Marrone Bio Innovations, Inc. and the counterparties thereto.	8-K	001-36030	10.1	August 25, 2015

10.22(a)	Promissory Note, dated October 12, 2017, by and between Marrone Bio Innovations, Inc. and Dwight W. Anderson.		001-36030	10.22(a)	April 5, 2018

10.22(b)	Amended and Restated Promissory Note, dated October 23 2017, by and between Marrone Bio Innovations, Inc. and Dwight W. Anderson.		001-36030	10.22(b)	April 5, 2018

10.22(c)	Secured Promissory Note, dated December 22, 2017 between Marrone Bio Innovations, Inc. and Dwight W. Anderson.	8-K	001-36030	10.1	December 29, 2017

10.23	Security Agreement, dated as of December 22, 2017 between Marrone Bio Innovations, Inc. and Dwight W. Anderson.	8-K	001-36030	10.1	December 29, 2017

10.24	Securities Purchase Agreement, dated December 15, 2017, by and among Marrone Bio Innovations, Inc. and the investors listed on the Schedule of Buyers attached therein.	8-K	001-36030	10.1	December 18, 2017

10.28#	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.35	April 3, 2017

10.29#	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and Linda V Moore.	10-K	001-36030	10.37	April 3, 2017

10.29	First Amendment to Lease, dated April 25, 2019, by and between San Carlos Retail Venture, L.P., Verbenta URP Partners, LP, Fulcrum URP Investors, LP, Gray & Affrime Family LLC, and Flores-Lopez Anvary LLC.	10-Q	001-36030	10.2	August 8, 2019

10.30β	Share Purchase Agreement, dated August 7, 2019, by and among Marrone Bio Innovations, Inc., Pro Farm Technologies OY, the Shareholders and Matti Tiainen as Shareholders’ Representative.	8-K	001-36030	10.1	August 8, 2019

10.31	Registration Rights Agreement, dated August 6, 2019, by and between Marrone Bio Innovations, Inc. and the investors named therein.	8-K	001-36030	10.3	August 8, 2019

10.32β	Asset Purchase Agreement dated September 10, 2019, by and among Austin Grant, Inc., Marrone Bio Innovations, Inc., and Bill Grant and Lucie Grant	10-Q	001-36030	10.3	November 19, 2019

10.33#	Employment Separation Agreement, dated December 1, 2019, between Marrone Bio Innovations, Inc. and Dr. Pamela G. Marrone.					X

10.34#	Consulting Agreement, dated December 1, 2019, between Marrone Bio Innovations, Inc. and Dr. Pamela G. Marrone.					X

10.35#	Marrone Bio Innovations, Inc. 2019 Employee Stock Purchase Plan	DEF 14A	001-36030	Appendix A	April 30, 2019

14.1	Code of Business Conduct and Ethics	8-K	001-36030	14.1	August 8, 2017

21.1	List of Subsidiaries of Marrone Bio Innovations, Inc.					X

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements	X

#	Indicates a management contract or compensatory plan or arrangement.
†	Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.
β	Confidential portions of this exhibit have been omitted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on March 16, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Pamela G. Marrone	Chief Executive Officer	March 16, 2020
Pamela G. Marrone	(Principal Executive Officer)

/s/ James B. Boyd	President and Chief Financial Officer	March 16, 2020
James B. Boyd	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert A. Woods	Chair of the Board	March 16, 2020
Robert A. Woods

/s/ George Kerckhove	Director	March 16, 2020
George Kerckhove

/s/ Yogesh Mago	Director	March 16, 2020
Yogesh Mago

/s/ Zachery Wochok	Director	March 16, 2020
Zachary Wochok

/s/ Keith McGovern	Director	March 16, 2020
Keith McGovern

/s/ Stuart Woolf	Director	March 16, 2020
Stuart Woolf

