Form 10-Q
period 2020-03-31
MARRONE BIO INNOVATIONS INC
filed 2020-05-11
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Class	Shares Outstanding at May 8, 2020
Common Stock, $0.00001 par value	149,132,683

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	MARCH 31,	DECEMBER 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$10,120	$6,252
Accounts receivable	10,417	5,925
Inventories, net	7,077	8,149
Prepaid expenses and other current assets	1,812	1,390
Total current assets	29,426	21,716
Property, plant and equipment, net	13,184	13,260
Right of use assets, net	4,361	4,567
Intangible assets, net	23,254	23,842
Goodwill	6,740	6,764
Restricted cash	1,560	1,560
Other assets	867	1,008
Total assets	$79,392	$72,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,509	$3,379
Accrued liabilities	11,175	12,467
Deferred revenue, current portion	450	427
Lease liability, current portion	933	913
Debt, current portion, net	8,917	3,899
Total current liabilities	27,984	21,085
Deferred revenue, less current portion	1,882	1,986
Lease liability, less current portion	3,742	3,970
Debt, less current portion, net	11,635	11,847
Debt due to related parties	7,300	7,300
Other liabilities	1,984	2,971
Total liabilities	54,527	49,159
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 145,541 and 139,526 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Additional paid in capital	352,536	344,206
Accumulated deficit	(327,672)	(320,649)
Total stockholders’ equity	24,865	23,558
Total liabilities and stockholders’ equity	$79,392	$72,717

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Revenues:
Product	$9,535	$8,601
License	115	115
Total revenues	9,650	8,716
Cost of product revenues	4,081	3,729
Gross profit	5,569	4,987
Operating Expenses:
Research, development and patent	3,234	2,942
Selling, general and administrative	7,993	5,674
Total operating expenses	11,227	8,616
Loss from operations	(5,658)	(3,629)
Other (expense) income:
Interest expense	(337)	(306)
Loss on issuance of August 2019 warrants	(1,391)	—
Change in fair value of contingent consideration	237	—
Other income, net	159	18
Total other (expense) income, net	(1,332)	(288)
Loss before taxes	(6,990)	(3,917)
Income tax expense	(34)	—
Net loss	$(7,024)	$(3,917)
Basic and diluted net loss per common share:	$(0.05)	$(0.04)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	141,572	110,691

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three Months Ended March 31, 2020 and 2019

(In Thousands)

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2020	139,526	$1	$344,206	$(320,649)	$23,558
Net loss	—	—	—	(7,024)	(7,024)
Net settlement of options	15	—	12	—	12
Share-based compensation	—	—	907	—	907
Employee stock purchase plan	—	—	84	—	84
Financing costs	—	—	(64)	—	(64)
Issuance of common stock in connection with call to exercise warrants	6,000	—	6,000	—	6,000
Issuance of new warrants in connection with call to exercise warrants	—	—	1,391	—	1,391
Balance at March 31, 2020	145,541	$1	$352,536	$(327,673)	$24,864

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance at January 1, 2019	110,691	$1	$296,409	$(283,474)	$12,936
Net loss	—	—	—	(3,917)	(3,917)
Share-based compensation	—	—	558	—	558
Balance at March 31, 2019	110,691	$1	$296,967	$(287,391)	$9,577

See accompanying notes

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Cash flows from operating activities
Net loss	$(7,024)	$(3,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	891	455
Gain on disposal of equipment	(9)	—
Right of use assets amortization	206	199
Share-based compensation	907	558
Non-cash interest expense	61	73
Loss on issuance of August 2019 warrants	1,391	—
Change in fair value of contingent consideration	(237)	—
Net changes in operating assets and liabilities:
Accounts receivable	(4,492)	(6,039)
Inventories	1,072	670
Prepaid Expenses and other assets	(281)	(336)
Accounts payable	3,068	726
Accrued and other liabilities	(1,500)	310
Lease Liability	(208)	(150)
Deferred revenue	(137)	(199)
Net cash used in operating activities	(6,292)	(7,650)
Cash flows from investing activities
Payment of future contingent consideration in connection with previous asset purchase	(540)	—
Sale of property, plant, equipment	2	—
Purchases of property, plant and equipment	(135)	(116)
Net cash used in investing activities	(673)	(116)
Cash flows from financing activities
Proceeds from secured borrowings	11,319	6,714
Reductions in secured borrowings	(6,322)	(3,511)
Financing costs	(64)	—
Exercise of stock options	12	—
Proceeds from employee stock purchase plan	84	—
Exercise of warrants	6,000	—
Repayment of debt	(196)	(72)
Net cash provided by financing activities	10,833	3,131
Net (decrease) increase in cash and cash equivalents and restricted cash	3,868	(4,635)
Cash and cash equivalents and restricted cash, beginning of period	7,812	19,781
Cash and cash equivalents and restricted cash, end of period	$11,680	$15,146

Supplemental disclosure of cash flow information
Cash paid for interest	$269	$223
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$93	$10

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

1. Summary of Business, Basis of Presentation

Marrone Bio Innovations, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. In September 2019 the Company closed its acquisition of Pro Farm Technologies OY, a Finnish limited company, which consisted of Pro Farm Technologies OY and its five subsidiaries Pro Farm International Oy (Finland), Pro Farm OU (Estonia), Pro Farm Technogies Comercio de Insumos Agricolas do Brasil ltda. (Brazil – 99% controlling interest), Pro Farm Inc. (Delaware), and Glinatur SA (Uruguay) (collectively “Pro Farm”). As a result of the acquisition, Pro Farm became a wholly-owned subsidiary of the Company. In December 2019, Pro Farm created its subsidiary Pro Farm Russia, LLC (Russia). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial information as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company makes biological crop protection, plant health and plant nutrition products. The Company targets the major markets that use conventional chemical products, including certain agricultural markets where its biological products are used as alternatives for, or mixed with, conventional chemical products. The Company also targets new markets for which (i) there are no available conventional chemical products or (ii) the use of conventional chemical products may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical products. The Company delivers EPA-approved and registered biological crop protection products and other biological products that address the global demand for effective, safe and environmentally responsible products.

Going Concern, Liquidity, and Management Plans

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue to operate under the assumption that there is substantial doubt about its ability to continue as a going concern, for 12 months after the issuance of these condensed consolidated financial statements. This assessment contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from the Company’s substantial doubt about its ability to continue as a going concern.

The Company has a limited number of commercialized products and an operating history that includes periods of negative use of operating cash flows, which indicate substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. As of March 31, 2020, the Company had an accumulated deficit of $327,672,000, has incurred significant losses since inception, and expects to continue to incur losses for the foreseeable future. The Company funds operations primarily with the proceeds from the sale of its products, promissory notes and term loans, net proceeds from the private placements of convertible notes, as well as with the proceeds from equity instruments. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of March 31, 2020, the Company had a working capital surplus of $1,442,000, including cash and cash equivalents of $10,120,000. In addition, as of March 31, 2020, the Company had debt and debt due to related parties of $20,552,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. As of March 31, 2020, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements (Refer to Note 7).

The Company believes that its existing cash and cash equivalents of $6,695,000 at May 8, 2020, together with expected revenues, expected future debt or equity financings and cost management will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements. The Company anticipates securing additional sources of cash through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic results. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to the Company or at all. Further, the Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations and any potential negative economic impacts from the current COVID-19 pandemic on the Company’s operations.

In January 2020, the Company entered into a Second Amendment (the “Amendment”) to the Company’s Invoice Purchase Agreement with LSQ. The most significant changes made to the prior arrangement included an increase in the amount of eligible customer invoices that LSQ may elect to purchase from up to $7,000,000 to up to $20,000,000.

In addition to the Amendment, the Company simultaneously entered into an Amended Inventory Financing Addendum (the “Addendum”) with LSQ. The Addendum allows the Company to request an advance up to the lesser of (i) 100% of the Company’s unpaid finished goods inventory; (ii) 65% of the appraised value of the Company’s inventory performed on or on behalf of LSQ; or (iii) $3,000,000. (Refer to Note 7)

In April 2020, the Company entered into an unsecured note in the amount of $1,723,000 under the Paycheck Protection Program (the “PPP”). The Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part. (Refer to Note 11).

In April 2020, the Company entered into a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with a group of historical investors.

Pursuant to the Warrant Exchange Agreement, the Investors have exchanged certain previously issued and outstanding warrants (the “Prior Warrants”) to purchase an aggregate of up to 45,977,809 shares of the Company’s common stock, for new warrants (the “New Warrants”) to purchase an aggregate of up to 29,881,855 shares of Common Stock (the “Warrant Shares”). All of the New Warrants were issued to the Investors upon execution of the Warrant Exchange Agreement.

The New Warrants all have an exercise price of $0.75 per share, and expire in five tranches, as follows: (i) May 1, 2020, with respect to 3,392,581 Warrant Shares, (ii) September 15, 2020, with respect to 2,714,065 Warrant Shares, (iii) December 15, 2020, with respect to 13,027,512 Warrant Shares, (iv) March 15, 2021, with respect to 5,862,380 Warrant Shares, and (v) and December 15, 2021 with respect to 4,885,317 Warrant Shares. In addition, the Investors agreed to exercise all the New Warrants subject to the first tranche, for an aggregate of approximately $2.5 million, on or before their expiration date, which exercise was completed on May 1, 2020. The remaining four tranches of New Warrants reflect an aggregate exercise price of approximately $19.9 million. There can be no assurance that the investors will exercise the new warrants prior to their respective expiration dates. (Refer to Note 8).

If the Company breaches any of the covenants contained within any of its debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires May 30, 2021, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under the June 2014 Secured Promissory Note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

The June 2014 Secured Promissory Note contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the condensed consolidated financial statements. The lender has waived its right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through May 30, 2021. As a result of the waiver, none of the long-term portion of the Company’s outstanding debt has been reclassified to current in these condensed consolidated financial statements as of March 31, 2020.

The Company participates in a heavily regulated and highly competitive crop protection industry and believes that adverse changes in any of the following areas could have a material effect on the Company’s future financial position, results of operations or cash flows: inability to obtain regulatory approvals, increased competition in the biological agricultural product market, market acceptance of the Company’s products, weather and other seasonal factors beyond the Company’s control, litigation or claims against the Company related to intellectual property, patents, products or governmental regulation, and the Company’s ability to support increased growth. The current COVID-19 pandemic, including prolonged domestic and global shelter in place orders, may further increase the risk of adverse changes in the above areas and the Company’s operating results. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets, and stockholders may lose all or part of their investment in the Company’s common stock.

Although the Company recognizes that it may need to raise additional funds in the future, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will not be unfavorable. Any future equity financing may result in dilution to existing stockholders and any debt financing may include additional restrictive covenants. Any failure to obtain additional financing or to achieve the revenue growth necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives. The actions discussed above cannot be considered to mitigate the substantial doubt raised by its historical operating results and satisfying its estimated liquidity needs for 12 months from the issuance of these condensed consolidated financial statements.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company used significant estimates in accounting for assumptions and estimates associated with acquisition activities in determining the fair values of acquired assets, liabilities and goodwill including its goodwill impairment analysis, assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions with variable considerations, fair value of warrants, reserves for inventory obsolescence, fair value of stock-based compensation, and in its going concern, long-lived assets and intangible asset impairment analysis.

Concentrations of Credit Risks

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

The Company’s principal sources of revenues are its Regalia, Grandevo and Venerate product lines. These three product lines accounted for 89% and 97% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

Revenues generated from international customers were 14% and 7% for the three months ended March 31, 2020 and 2019, respectively.

Customers to which 10% or more of the Company’s total revenues are attributable for the three months ended March 31, 2020 and 2019 consist of the following:

	CUSTOMER
	A	B	C	D
Three months ended March 31,
2020	23%	17%	16%	13%
2019	36%	16%	12%	4%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either March 31, 2020 or December 31, 2019, which may or may not correspond with any of the customers above, consist of the following:

	CUSTOMER
	A	B	C	D

March 31, 2020	21%	17%	14%	12%
December 31, 2019	44%	1%	5%	1%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently relies on one supplier for this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long-term business relationship with this supplier. The Company endeavors to keep 6 months of knotweed extract on hand at any given time, but an unexpected disruption in supply including disruptions resulting from the COVID-19 pandemic, could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price.

The Company continues to rely on third parties to formulate Grandevo into spray-dried powders, for all of its production of Venerate, Majestene/Zelto, Stargus and Haven, and from time to time, third-party manufacturers for supplemental production capacity to meet excess seasonal demand and for packaging. The Company’s products have been produced in quantities, and on timelines, sufficient to meet commercial demand and for the Company to satisfy its delivery schedules. However, the Company’s dependence upon others for the production of a portion of its products, or for a portion of the manufacturing process, particularly for drying and for all of its production of Venerate, may adversely affect its ability to satisfy demand and meet delivery obligations, as well as to develop and commercialize new products, on a timely and competitive basis. The Company has not entered into any long-term manufacturing or supply agreements for any of its products, and it may need to enter into additional agreements for the commercial development, manufacturing and sale of its products. There can be no assurance that it can do so on favorable terms, if at all.

Pro Farm products are currently partially sourced by suppliers from a manufacturing plant in Russia, in which the Company owns a 12% interest. The Company plans for enough inventory on hand to fill its revenue forecasts for 12 months at any given time, but an unexpected disruption in supply could have an adverse effect on the supply and revenues related to the subsidiary. Although the Company has identified additional manufacturers who are capable suppling the products, there can be no assurance that the Company will continue to be able to obtain products at a competitive price.

Acquisitions

Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), governs business combinations when an entity obtains control of a business by acquiring its net asset, or some or all of its equity interest. During the period ended March 31, 2020 we applied ASC 805 in the determination of our acquisition of Pro Farm. ASC 805 requires among other things, defining a business, and upon that determination, recognizing assets acquired and liabilities assumed at fair value as of the acquisition date, determination and recognition of goodwill and that the results of operations of the acquired business be included in the consolidated statements of operations from the respective date of the acquisition.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows in thousands:

	MARCH 31, 2020	DECEMBER 31, 2019
Cash and cash equivalents	$10,120	$6,252
Restricted cash, less current portion	1,560	1,560
Total cash, cash equivalents and restricted cash	$11,680	$7,812

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note. See Note 7 for further discussion.

Intangible Assets

The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company’s intangible assets include customer relationships, patents, trademarks, and in process research and development acquired in 2019 in connection with its asset acquisition of the Jet-Ag and Jet-Oxide product lines and the Company’s acquisition of Pro Farm. The Company has performed an impairment analysis in contemplation of the COVID-19 pandemic and has not recorded an impairment of intangible assets as of March 31, 2020.

Impairment of Long-Lived Assets

Impairment losses related to long-lived assets are recognized in the event the net carrying value of such assets is not recoverable and exceeds fair value. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If the carrying amount of a long-lived asset (asset group) is considered not recoverable, the impairment loss is measured as the amount by which the carrying value of the asset or asset group exceeds its estimated fair value. The Company has performed an impairment analysis in contemplation of the COVID-19 pandemic and has not recorded impairment of long-lived assets as of March 31, 2020.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis as of the first day of the Company’s fiscal fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company has performed an impairment analysis in contemplation of the COVID-19 pandemic and has not recorded impairment in goodwill as of March 31, 2020.

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

	MARCH 31, 2020	DECEMBER 31, 2019
Product revenues	$291	$299
Financing costs	605	609
License revenues	1,436	1,505
	2,332	2,413
Less current portion	(450)	(427)
	$1,882	$1,986

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended March 31, 2020 and 2019, research and development expenses totaled $2,880,000 and $2,627,000, respectively, and patent expenses totaled $354,000 and $315,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended March 31, 2020 and 2019 were $302,000 and $281,000, respectively.

Advertising

The Company expenses advertising costs as incurred and has included these expenses as a component of selling, general and administrative costs. Advertising costs for the three months ended March 31, 2020 and 2019 were $150,000 and $191,000, respectively.

Depreciation and Amortization

The Company depreciates and amortizes its capitalized property, plant, and equipment and intangible assets over the useful life of each asset utilizing a straight-line method of expensing. All depreciation and amortization expenses are included in the “Selling, general, and administrative” caption in the statement of operations.

As of the three months ended March 31, 2020 and 2019 the total amount of depreciation expense was $304,000 and $455,000, respectively.

As of the three months ended March 31, 2020 the total amount of amortization expense was $587,000. No similar expense was incurred for the three months ended March 31, 2019.

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

	MARCH 31,
	2020	2019
Stock options outstanding	11,529	6,965
Warrants to purchase common stock	52,647	52,647
Restricted stock units outstanding	2,466	1,217
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	124	—
Maximum contingent consideration shares to be issued	5,972	—
	73,236	61,327

3. Acquisitions

The Company contemplates business combinations and acquisition opportunities that align with the Company’s overall strategy. Acquisitions are accounted for under Accounting Standards Codification (“ASC”) 805 Business Combinations based on the facts and circumstances of the transaction.

Pro Farm Technologies OY

On September 13, 2019, the Company completed its acquisition of 100% of the outstanding shares of Pro Farm Technologies OY, a Finnish limited company (“Pro Farm”) for consideration of approximately $27,543,000 (the “Pro Farm Acquisition”), net of cash acquired. Total consideration consisted of cash payments of $2,843,000 to beneficial owners and $3,178,000 in debt repayments made on behalf of Pro Farm, issuance of a total of 12,666,000 of the Company’s common stock, at the closing market price of $1.59, for an aggregate fair value of $20,299,000, inclusive of 100,000 restricted stock units at a fair value of $159,000 awarded to a key employee and the fair value of up to $7,466,000 of contingent consideration subject to the achievement of certain distributor, revenue, earnings before interest, taxes, depreciation and amortization, and debt and equity milestones from the date of the closing through December 31, 2024, fair valued at $1,395,000. The contingent consideration will be determined at the end of each reporting period and settled through the issuance of the Company’s common shares for each fiscal year in March of the following fiscal year beginning March 2021. Acquisition costs were recorded in “Selling, general and administrative” expenses as incurred. During March 31, 2020 and 2019, respectively, no such costs were incurred in connection with the acquisition.

As of March 31, 2020, the estimated fair values of the acquired assets have been finalized. The estimated fair values of the assets acquired, and liabilities assumed are as follows (in thousands):

ALLOCATION AT ACQUISITION DATE

Accounts receivable	$583
Inventory	523
Other current assets	211
Investments in subsidiary	537
Intangible assets:
Developed technology	16,362
Tradename	2,659
In process research and development	2,713
Goodwill	6,740
Total assets acquired	30,328

Accounts payable	408
Accrued liabilities	779
Debt	1,612
Non-controlling interest	(14)
Net assets acquired	$27,543

Cash paid, net of cash acquired	5,849
Fair Value of stock consideration	20,299
Fair value of contingent consideration	1,395
Total purchase price	$27,543

The condensed consolidated statement of operation includes $443,000 of product revenues and $1,136,000 of operating expenses from Pro Farm for the period ending March 31, 2020. The following unaudited pro forma results of operations assume the Pro Farm acquisition had occurred on January 1, 2019 (in thousands):

PRO FORMA FOR THE THREE MONTHS ENDED MARCH 31, 2019

Product revenues	$8,937
Cost of product revenues	3,927
Gross profit	5,010
Operating expenses	9,480
Loss from operations	$(4,470)
Basic and diluted net loss per common share	(0.04)

Significant pro forma adjustments incorporated into the pro forma results above include amortization of acquired intangible assets. These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are prepared for comparative purposes only and do not necessarily reflect the results that would have been realized had the Pro Farm Acquisition occurred at the beginning of the period ended March 31, 2019 and are not necessarily indicative of the Company’s consolidated results of operations in future periods.

4. Inventory

Inventories, net consist of the following (in thousands):

	MARCH 31, 2020	DECEMBER 31, 2019
Raw materials	$1,460	$1,610
Work in progress	1,110	783
Finished goods	4,507	5,756
	$7,077	$8,149

As of March 31, 2020 and December 31, 2019, the Company had $320,000 and $248,000, respectively, in reserves against its inventories. For the three months ended March 31, 2020 and 2019, the Company recorded an adjustment of $243,000 and $253,000, respectively, as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

5. Right-Of-Use of Assets and Lease Liability

The components of lease expense were as follows (in thousands):

	MARCH 31,
	2020	2019

Operating lease cost	$285	$297
Short-term lease cost	39	13
Sublease income	(10)	(23)
	$314	$287

Maturities of lease liabilities for each future calendar year as of March 31, 2020 are as follows (in thousands):

OPERATING
LEASES
2020, remaining 9 months	$884
2021	1,202
2022	1,238
2023	1,275
2024 and beyond	867
Total lease payments	5,466
Less: imputed interest	791
Total lease obligation	4,675
Less lease obligation, current portion	933
Lease obligation, non-current portion	$3,742

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2020	2019

Accrued compensation	$3,393	$2,730
Accrued warranty costs	369	327
Accrued customer incentives	3,271	5,102
Accrued liabilities, acquisition related	1,966	1,722
Accrued liabilities, other	2,176	2,586
	$11,175	$12,467

The Company warrants the specifications of its products through implied product warranties and has extended product warranties to qualifying customers on a contractual basis. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time product is shipped. The Company’s estimate is based on historical experience and estimates of future warranty costs as a result of increased usage of the Company’s products. During the three months ended March 31, 2020 and 2019, the Company recognized $110,000 and $94,000, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $68,000 and $54,000 for the three months ended March 31, 2020 and 2019, respectively, as a result of the historical usage of warranty reserves being lower than previously estimated and during the three months ended March 31, 2019 the Company settled no warranty claims. No such reduction or settled warranty claims occurred for the three months ended March 31, 2020. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount, as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2019	$327
Warranties issued (released) during the period	42
Settlements made during the period	-
Balance at March 31, 2020	$369

As of March 31, 2020, the contingent consideration in connection with the Company’s acquisition of Pro Farm was recorded at its fair value. The following table provides a reconciliation of the activity for the contingent consideration measured between the most recent reporting period and as of the balance sheet date based on the fair value using significant inputs including the unobservable inputs (Level 3) (in thousands):

CONTINGENT CONSIDERATION LIABILITY
Fair value at December 31, 2019	$1,737
Change in estimated fair value recorded of contingent consideration	(237)
Fair value at March 31, 2020	$1,500

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

	MARCH 31,	DECEMBER 31,
	2020	2019
Discount rate	15.1%	15.2%
Volatility	43.5%	33.6%
Credit spread	23.0%	10.8%
Risk-free rate	0.33%	1.66%

Discount Rate. Discount rate is based on an adjusted weighted cost of capital contribution considering an estimated operational leverage ratio and a risk-free rate, each (other than the risk-free rate) determined by publicly traded peer group median.

Estimated Volatility Factor. Volatility factor is based on the adjusted weighted cost of capital, operating asset volatility, operating leverage ratio and risk-free interest rate, each (other than the risk-free rate) determined by publicly traded peer group median.

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

7. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2020	2019
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (6.25% as of March 31, 2020) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of March 31, 2020 and December 31, 2019 of $180 and $185.	8,338	8,404
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.80% annually) payable through the lenders direct collection of certain accounts receivable through May 2020, collateralized by substantially all of the Company’s personal property.	8,626	3,629
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Research loan facility (“2018 Research Facility”) bearing interest at 1.00% per annum, interest payments are due annually on the anniversary date of the facility with principal payable in 25% increments on the anniversary date of the facility beginning on the fourth anniversary of the loan (September 2022), net of imputed interest as of March 31, 2020 of $9.	79	81
Financial institution facility (“2018 Bank Facility”) bearing interest at Euribor plus 2.40% (2.60% as of March 31, 2020) per annum, interest payable monthly and principal payable at maturity (May 31, 2020), 60% guaranteed by Export Credit Agency of Finland for a fee of 2.49%.	84	207
Debt, including debt due to related parties	27,852	23,046
Less debt due to related parties, non-current	(7,300)	(7,300)
Less current portion	(8,917)	(3,899)

Debt, non-current	$11,635	$11,847

As of March 31, 2020, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties for each calendar year, are due as follows (in thousands):

Period ended March 31, 2020	Debt	Debt to Related Party
2020	$8,939	$-
2021	325	-
2022	2,796	5,000
2023	391	-
2024	413	-
Thereafter	6,902	-
Total future principal payments	19,766	5,000
Interest payments included in debt balance (1)	975	2,300
	$20,741	$7,300

(1)	Due to the debt extinguishment requirements, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

October 2012 and April 2013 Secured Promissory Notes

As of March 31, 2020, there have been no changes to the previously reported total principal amount outstanding under the October 2012 and April 2013 Secured Promissory Note, which continues to be $2,450,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $3,425,000 includes $975,000 in accrued interest, of which as of March 31, 2020 and 2019, a total of $435,000 and $239,000, respectively, had been incurred.

The October 2012 and April 2013 Secured Promissory Notes contain representations and warranties by the Company and the lender, certain indemnification provisions in favor of the lenders, customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), events of default (including payment defaults, breaches of covenants, a material impairment in the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency), and also restrictive covenants. As of March 31, 2020, the Company is in compliance with all related covenants, or has received an appropriate waiver of these covenants.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank that bears an interest of 6.25% (per annum) as of March 31, 2020. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The Company is required to maintain a deposit balance with the Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of March 31, 2019, the Company was in compliance with the “loan to value ratio” covenant, the “current ratio”, the “debt to worth ratio” and, however, the Company has obtained a waiver from the lender for any non-compliance through May 20, 2021.

The following table reflects the activity under this note (in thousands):

	2020	2019
Principal balance, net at December 31,	$8,404	$8,639
Principal payments	(217)	(225)
Interest	146	153
Debt discount amortization	5	5
Principal balance, net at March 31,	$8,338	$8,572

LSQ Financing

In January 2020, the Company entered into a Second Amendment to the Company’s Invoice Purchase Agreement with LSQ. The amendment, among other things, (i) increased the amount of eligible customer invoices which LSQ may elect to purchase from the Company to up to $20,000,000 of eligible customer invoices from the Company from $7,000,000; (ii) increased the advance rate to 90% from 85% and 70% from 60%, respectively, of the face value of domestic and international receivables being sold; (iii) decreased the invoice purchase fee rate from 0.40% to 0.25%; (iv) increased the funds usage fee from 0.020% to 0.025%; (v) extended the 0% aging and collection fee percentage charged at the time when the purchased invoice is collected from 90 days to 120 days, and increased the fee percentage charged thereafter from 0.35% to 0.75%; and (vi) decreased the early termination fee from 0.75% to 0.50%.

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

The agreement contains representations and warranties by the Company and LSQ, certain indemnification provisions in favor of LSQ and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LSQ’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Company is in compliance with all terms of the agreement. As of March 31, 2020, $8,626,000 was outstanding under the LSQ Financing.

8. Warrants

On August 6, 2019, the Company entered into a warrant amendment and plan of reorganization agreement (“Warrant Reorganization Agreement”) with certain holders of the February 2018 Warrants. Pursuant to the Warrant Reorganization Agreement, the Company agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. Accordingly, up to a maximum of 36,600,000 new shares were issuable pursuant to the August 2019 Warrants.

The August 2019 Warrants have a term expiring on January 1, 2023, an exercise price of $1.75 per share, and are first exercisable 180 days after issuance. The August 2019 Warrants are exercisable in cash, provided that they may be exercised via net exercise if the Company does not have a registration statement registering the shares underlying the August 2019 Warrants effective as of June 30, 2020. The Company completed a registration statement registering the shares underlying the August 2019 Warrant among other securities which became effective on March 30, 2020.

In August and through December 2019, the Company requested under the Warrant Reorganization Agreement, the exercise of 16,000,000 February 2018 Warrants. In February 2020, the Company requested an additional exercise of 6,000,000 February 2018 Warrants, resulting in the Company issuing an additional 6,000,000 common shares and 6,000,000 August 2019 Warrants (“Exercise 3”). The issuance of the August 2019 Warrants resulted in the Company incurring a non-cash charge of $1,391,000 in connection with the fair value of new warrants. The Company’s fair value of the new warrants issued was estimated utilizing a Black Scholes option pricing model. The following table outlines assumptions utilized for the warrant issuance:

THREE MONTHS ENDED MARCH 31, 2020
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

Estimated Volatility Factor. Estimated volatility factor is based on the Company’s trading history adjusted for certain periods of the Company’s trading history, not indicative of normal trading.

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

The following table summarizes information about the Company’s common stock warrants outstanding as of March 31, 2020 (in thousands, except exercise price data):

			NUMBER OF
			SHARES
			SUBJECT TO
		EXPIRATION	WARRANTS	EXERCISE
DESCRIPTION	ISSUE DATE	DATE	ISSUED	PRICE
In connection with June 2013 Credit Facility (June 2013 Warrants)	June 2013	June 2023 (1)	27	$8.40
In connection with August 2015 Senior Secured Promissory Notes (August 2015 Warrants)	August 2015	August 2023	4,000	$1.91
In connection with October 2012 and April 2013 Secured Promissory Notes (November 2016 Warrants)	November 2016	November 2026	125	$2.38
In connection with June 2017 Consulting Agreement (November 2017 Warrants)	June 2017	June 2027	80	$1.10
In connection with February 2018 Financing Transaction (February 2018 Warrants 1)	February 2018	December 2020	6,750	$1.00
In connection with February 2018 Financing Transaction (February 2018 Warrants 2)	February 2018	December 2020	5,065	$1.25
In connection with August 2019 Modification of February 2018 Warrants (Warrant Amendment and Plan of Reorganization Agreement)	August 2019	December 2021	14,600	$1.00
In connection with Exercise 1, 2, & 3 of Call Option under the Warrant Amendment and Plan of Reorganization Agreement (August 2019 Warrants)	Various dates starting in August 2019	January 2023	22,000	$1.75
			52,647

The weighted average remaining contractual life and exercise price for these warrants is 2.09 years and $1.41, respectively.

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

In April 2020, the Company entered into the Warrant Exchange Agreement with certain existing warrant holders, including all parties to the Warrant Reorganization Agreement. Under the warrant exchange agreement, the number of outstanding Company warrants as of March 31, 2020 of 52.6 million was immediately reduced to 36.4 million. Pursuant to the warrant exchange agreement, 46.0 million then outstanding warrants, including all the August 2019 Warrants and all remaining February 2018 Warrants subject to the Warrant Reorganization Agreement were exchanged for 29.9 million new warrants with an exercise price of $0.75 per share. The new warrants have five different expirations dates, three in 2020 and two in 2021.

9. Share-Based Plans

Under the Company’s Employee Stock Purchase Plan (the “ESPP”), employees may purchase Company stock through payroll deductions over each six-month period beginning on each June 1 and December 1 (the “Offer Period”). The purchase price of the shares will be 85% of the lower of the fair market value of the shares at the beginning or at the end of the Offer Period. As of the three months ended March 31, 2020, the Company recorded stock-based compensation expense of approximately $19,000.

As of March 31, 2020, there were options to purchase 11,529,000 shares of common stock outstanding, 2,466,000 restricted stock units outstanding and 7,751,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended March 31, 2020 and 2019, the Company recognized share-based compensation of $907,000 and $558,000, respectively.

During the three months ended March 31, 2020 and 2019, the Company granted options to purchase 87,000 and 48,000 shares of common stock, respectively, at a weighted average exercise price of $1.04 and $1.59, respectively. During the three months ended March 31, 2020, 15,000 options were exercised at a weighted average exercise price of $0.84. No options were exercised for the three months ended March 31, 2019.

The following table summarizes the activity of stock options from December 31, 2019 to March 31, 2020 (in thousands, except weighted average exercise price):

		WEIGHTED-
		AVERAGE
		EXERCISE
	OPTIONS	PRICE
Balances at December 31, 2019	11,821	$2.53
Options granted	87	1.04
Options exercised	(15)	0.84
Options cancelled	(364)	1.58
Balances at March 31, 2020	11,529	$2.55

In conjunction with Dr. Pamela Marrone’s announcement of her intention to retire from her position as the Company’s Chief Executive Officer (“CEO”) and an employee of the Company, as of March 31, 2020, the remaining expense to be recognized in future periods in connection with the modification for Ms. Marrone’s stock options is $237,000.

The following table summarizes the activity of restricted stock units from December 31, 2019 to March 31, 2020 (in thousands, except weighted average grant date fair value):

	SHARES OUTSTANDING	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Outstanding at December 31, 2019	2,405	$1.40
Granted	71	0.82
Exercised	-	-
Forfeited	(10)	1.08
Outstanding at March 31, 2020	2,466	$1.39

The following table summarizes the activity of non-vested restricted stock units from December 31, 2019 to March 31, 2020 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2019	711	$1.45
Granted	71	0.82
Vested	(478)	1.43
Forfeited	(10)	1.08
Nonvested at March 31, 2020	294	$1.33

10. Related Party Transactions

August 2015 Senior Secured Promissory Notes

As of March 31, 2020, there have been no changes to the previously reported total principal amount outstanding under the August 2015 Senior Secured Promissory Notes, which continues to be $5,000,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $7,300,000 includes $2,300,000 in accrued interest, of which as of March 31, 2020 and 2019, a total of $1,199,000 and $798,000, respectively, had been incurred.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of March 31, 2020, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

Warrant Exercise

In March 2020, 6,000,000 February 2018 Warrants were exercised upon the Company’s utilization of its call option under the Warrant Reorganization Agreement (See Note 8). As a result of this transaction, the Company issued 6,000,000 common shares and 6,000,000 August 2019 Warrants. Of the warrants exercised, two of the warrant holders, Ospraie and Ardsley, are beneficial owners of 38.9% and 11.5%, respectively, of the Company’s total outstanding common stock as of March 31, 2020. The total number of warrants exercised at the request of the Company by Ospraie and Ardsley represented 5,027,325 and 874,314, shares of common stock, respectively.

11. Subsequent Events

Paycheck Protection Program

In April 2020, the Company entered into an unsecured note in the amount of $1,723,000 under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The loan to the Company was made through Five Star Bank (the “Lender”). The Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. The Note contains events of default and other conditions customary for a Note of this type. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

The Company is in the process of assessing the accounting impact of the transaction.

Warrant Exchange Agreement

In April 2020, the Company entered into the Warrant Exchange Agreement with the Investors.

Pursuant to the Warrant Exchange Agreement, the Investors have exchanged their Prior Warrants to purchase an aggregate of up to 45,977,809 shares of common stock for New Warrants to purchase an aggregate of up to 29,881,855 shares of common stock. All of the New Warrants were issued to the Investors upon execution of the Warrant Exchange Agreement on April 29, 2020.

The New Warrants all have an exercise price of $0.75 per share, and expire in five tranches, as follows: (i) May 1, 2020, with respect to 3,392,581 shares, (ii) September 15, 2020, with respect to 2,714,065 shares, (iii) December 15, 2020, with respect to 13,027,512 shares, (iv) March 15, 2021, with respect to 5,862,380 shares, and (v) and December 15, 2021 with respect to 4,885,317 shares. In addition, the Investors have agreed to exercise all the New Warrants subject to the first tranche, for an aggregate of approximately $2.5 million, on or before their expiration date, which was completed on May 1, 2020. The New Warrants are exercisable in cash, provided that they may be exercised via cashless “net” exercise if the Company does not have a registration statement registering the shares underlying the New Warrants effective as of March 31, 2021. In addition, the Company will redeem the New Warrants upon the occurrence of any Fundamental Transaction (as defined in the New Warrants), and the exercise price of the New Warrants will be subject to weighted-average antidilution provisions.

The Company is in the process of assessing the accounting impact of the transaction.

2020 Executive Compensation and 2019 Executive Bonus

On May 1, 2020, the Company’s Board of Directors (the “Board”), upon the recommendation of Company management, awarded all of its named executive officers (“NEOs”) restricted stock units (“RSUs”) in place of ten percent of their annual base salaries pro-rated for the second, third and fourth quarters of 2020, the remaining 90 percent of which will continue to be paid in cash.

Also on May 1, 2020, the Board approved bonus awards for each of the Company’s named executive officers for performance during the fiscal year ended December 31, 2019 based on the recommendation it received from the Compensation Committee (“Compensation Committee”) of the Board. The Board approved of the Compensation Committee’s recommendation, and in its discretion, and in order to further conserve Company resources, determined to pay the bonus awards to the NEOs and certain other officers in the form of RSUs, with the number of RSUs awarded in lieu of cash determined at a rate of $0.71 per share, the closing price of the Company’s common stock on May 1, 2020, the date of grant. The RSUs are fully vested, with settlement and delivery of vested shares upon termination of service with the Company.

The Company is in the process of assessing the accounting impact of the transaction.

The Company has evaluated its subsequent events from March 31, 2020 through the date these consolidated financial statements were issued, and has determined that there are no subsequent events required to be disclosed in these consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “Annual Report”) on March 16, 2020. Additional information regarding the Company is also available in our other reports filed with the Securities and Exchange Commission, which are also available on our investor relations website, investors.marronebio.com, which we also use, together with our corporate Twitter account, @Marronebio, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We encourage our investors to monitor and review the information we make public in these locations. The information contained in the foregoing locations are not incorporated by reference into this filing, and the Company’s references to website URLs are intended to be inactive textual references only.

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “would,” “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potential” “outlook,” “if,” “future,” “targets,” “seek,” or and similar words and phrases, including negatives of these terms or similar expressions, or other variations of these terms, that denote future events. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, clinical trial plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, the benefits of our recent acquisitions, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, the impact of COVID-19 on our operations, the Company’s use of proceeds from the PPP loan and whether any of the PPP loan will be eligible to be forgiven, the potential exercise of Company warrants, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A—“Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—“Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Business Strategy

The agricultural industry is increasingly dependent on effective and sustainable crop protection practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, external market research reported that the global market for biopesticides, biostimulants and bionutrition products is growing substantially faster than the overall markets for chemical products and fertilizers (plant nutrition). This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based crop protection and plant health products into integrated pest management (“IPM”) programs, as well as increasing consumer demand for sustainably produced and organic food. We seek to capitalize on these global trends by providing both conventional and organic growers with solutions to a broad range of crop protection and plant health needs through strategies such as adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging growers’ positive experiences with existing product lines, educating growers with on farm product demonstrations and controlled product launches with key target customers and other early adopters.

We sell our products through distributors and other commercial partners to growers who use our bioprotection products to manage pests and plant diseases, our biostimulants to reduce crop stress and both our biostimulants and bionutrition products to increase yields and quality. Out of our Davis, California facilities we have developed and commercialized several patent-protected product lines based on various active ingredients, which we refer to in this Quarterly Report as our Marrone products, including our Regalia product line (based on the active ingredient knotweed), for controlling plant disease and increasing plant health, our Grandevo and Venerate product lines (based on two new species of bacteria, Chromobacterium subtsugae and Burkholderia rinojensis), each for insect and mite control, our Majestene product line and its turf and ornamentals counterpart brand Zelto (based on the same active ingredient bacterium in Venerate), each for nematode control, and our Stargus product line (based on a new strain of Bacillus nakamurai), for downy mildew and white mold control and increased plant health. In addition, in 2019, we acquired the peroxyacetic acid-based plant health product lines Jet-Ag and Jet-Oxide from Jet Harvest Solutions, which we refer to in this Quarterly Report as our Jet products, and through our 2019 acquisition of Pro Farm Technologies OY (“Pro Farm”), we added to our portfolio bionutrition and biostimulant product lines, which we refer to in this Quarterly Report as our Pro Farm products, including UBP and Foramin.

Our research and development efforts in recent periods have been focused on supporting existing commercial products, including Regalia, Grandevo, Venerate, Majestene/Zelto, Haven and Stargus with a focus on reducing cost of product revenues, further understanding the modes of action, manufacturing support and improving formulations. In addition, our internal efforts in development and commercialization are now focused on two promising product candidates, MBI-306 a next generation formulation of our current nematicide product, Majestene and two bioherbicides, MBI-014 and MBI-015 (formerly MBI-010), of which MBI-014 was submitted to the EPA in August 2018. Simultaneously, we are seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant internal resources given our reduced budget. We believe this prioritization plan, together with our competitive strengths, including our leadership in the biologicals industry, commercially available products, robust pipeline of novel product candidates, proprietary discovery and development processes and industry experience, position us for growth.

We have also recently expanded our growth strategy to seek acquisitions of products and companies that broaden our biostimulant and bionutrition product offerings, both multibillion-dollar segments that are also rapidly growing. In September 2019, we completed the acquisition of Pro Farm, which expanded the Company’s portfolio of bio-based products for integrated crop protection and plant health to now include Foramin and LumiBio foliar biostimulants and seed treatments. Also in September 2019, we completed the purchase of substantially all rights and assets related to the Jet-Ag and Jet-Oxide (biofungicide and disinfectants) product lines from Austin Grant, Inc., a Florida corporation d/b/a Jet Harvest Solutions.

First Quarter 2020 Highlights

During the first quarter of 2020, we, like all businesses domestically and globally, were and continue to be impacted by the COVID-19 pandemic. Our headquarters in Davis, California, our manufacturing facility in Bangor, Michigan and our international subsidiary headquarters in Helsinki, Finland, are located in geographic regions where at the state and/or local levels, governments have mandated shelter in place orders and social distancing measures since early- to mid-March 2020. However, as a supplier to the broader agriculture industry, we have continued to operate under the essential business definition under these orders allowing us to maintain scaled operations under the orders. We are pleased to have continued to service the agricultural industry during this unprecedented environment through our product portfolio offerings. Further, in part as a result of the $1.7 million of low-interest support from the Payroll Protection Program, we have not had to lay off employees, and thereby have been able to supply growers during the critical spring growing season without significant interruptions. At the same time, we are conserving cash through prudent expense control and restricting non-essential travel while serving customers and working to ensure the safety of our employees, customers and partners.

The following are the more significant financial results for the three months ended March 31, 2020:

●	Revenues increased approximately 10.7% year over year to $9.7 million from $8.7 million for the same period in 2019

●

Gross profits increased approximately 10.7% year over year to $5.6 million from $5.0 million for the same period in 2019 and gross margins increased to 58% from 57% for the same period in the prior year

●	Operating expenses were $11.2 million in the first quarter of 2020, compared with $8.6 million in the first quarter of 2019
●	Net loss in the first quarter of 2020 was $7.0 million, as compared with a net loss of $3.9 million in first quarter of 2019

Other significant developments for our business during the three months ended March 31, 2020 include (i) our entry into a distribution agreement with Anasac Chile S.A. for the development and distribution of Grandevo and Venerate in Chile; (ii) our product Pacesetter becoming available domestically to corn, soybean and wheat growers; and (iii) our Jet Oxide 15% product being allowed by the U.S. Environmental Protection Agency (“EPA”) for use against human coronavirus on industrial hard surfaces.

In addition, in March 2020, we called the exercise of 6,000,000 shares of common stock pursuant to outstanding warrants at $1.00 per share, which is included in the results above for the three months ended March 31, 2020, and which includes a non-cash charge of $1,391,000 related to the fair value of new warrants to purchase up to 6,000,000 shares of common stock at an exercise price of $1.75 at any time prior to January 2, 2023 also issued pursuant to the call exercise.

Finally, in April 2020, we entered into a warrant exchange agreement with certain warrant holders reducing the number of shares subject to the outstanding Company warrants as of March 31, 2020 from 52.6 million to 36.4 million. Pursuant to the warrant exchange agreement, warrants representing the right to purchase up to 46.0 million shares of common stock at varying exercise prices and expiration dates were exchanged for warrants representing the right to purchase up to 29.9 million shares of common stock with an exercise price of $0.75 per share. The new warrants have five different expirations dates, three in 2020 and two in 2021 and as of the date of this Quarterly Report, the new warrants that were subject to the first expiration date of May 1, 2020 were exercised to purchase 3,392,581 shares of common stock resulting in gross proceeds of $2,500,000.

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

Key Components of Our Results of Operations

Revenues

Our total revenues were $9.7 million and $8.7 million for the three months ended March 31, 2020 and 2019, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but also included sales of Majestene, Stargus, LumiBio Kelta, Jet-Ag Foramin, UBP-110, Jet-Oxide. We believe our revenues may largely be impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters, infectious diseases and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. However, we presently expect revenues to continue to increase year-over-year for 2020 despite the impact of COVID-19, in part due to our expanded seed treatment offerings.

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99% of our total revenues for each of the three months ended March 31, 2020 and 2019, respectively. Product revenues in the United States constituted 86% and 94% of our total revenues for each of the three months ended March 31, 2020 and 2019, respectively.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues since we sell to highly concentrated, traditional distributor-type customers. While we expect product sales to a limited number of customers to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base, including as a result of our Pro Farm product offerings.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights for our commercial product offerings, or for our broader pipeline of products, for certain geographic markets or for market segments that we do not address directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the three months ended March 31, 2020 and 2019, license revenues constituted 1% of total revenues, respectively. As of March 31, 2020, we had received an aggregate of $4.1 million in payments under our strategic collaboration and distribution agreements. There will be an additional $0.8 million in payments under these agreements that we can potentially receive if the testing validation, regulatory progress and commercialization events occur.

Cost of Product Revenues and Gross Profit

Cost of product revenues consists principally of the cost of inventory, which includes raw materials, third-party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping of our products. Allocation of operating costs of our Bangor, Michigan manufacturing plant includes direct and indirect labor, productions supplies, repairs and maintenance, depreciation, utilities and property taxes. The amount of indirect labor and overhead allocated to finished goods is determined on a basis presuming normal capacity utilization. Operating costs incurred in excess of production allocations, considered idle capacity, are expensed to cost of product revenues in the period incurred rather than added to the cost of the finished goods produced. Cost of product revenues may also include charges due to inventory adjustments and reserves. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products. Gross profit is the difference between total revenues and cost of product revenues. Gross margin is gross profit expressed as a percentage of total revenues.

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, our overall gross margins may vary as we introduce new products. In particular, we may experience downward pressure on overall gross margins as we continue to expand sales of our more recent commercially available products including Haven, Stargus, our Jet and Pro Farm products. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix, sales incentives such as discounts and rebates and average selling prices.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent and regulatory staff in support of product discovery, development, and support for manufacturing, quality, and regulatory activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $3.2 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively. We have utilized a significant portion of our research and development resources to improve margins on existing products and pipeline products to market including supporting manufacturing and quality. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our reduced budget. Since some of our key research, development and patent resource employees are working remotely as a result of COVID-19, and due to some reliance on external suppliers who are also impacted by COVID-19, our expenses may not be at the level they otherwise would be during this period.

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

Outside of operating expenses resulting from our Pro Farm subsidiaries, we generally expect selling, general, and administrative expenses to remain approximately flat in most departments. We continue to build a sales and marketing organization that provides us with a better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth. However, as a result of COVID-19, such efforts have slowed. We expect to continue to increase our marketing communications campaigns and put more “boots on the ground”, which we believe should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers.

Interest Expense

Interest expenses are primarily driven by outstanding debt financing arrangements however not all of our current debt instruments are currently generating interest expenses. See Note 7 and 11 to our condensed consolidated financial statements.

Income Tax Provision

As of March 31, 2020 the Company recognized $34,000 in income tax provisions for foreign tax purposes and no amounts for the comparative three-month period ended March 31, 2019. The effective tax rate (calculated as the ration of income tax expense to pre-tax income) was 0.005%. The effective tax rate for the first quarter of 2020 reflects additional foreign income tax required by the acquisition of Pro Farm. The Company does not recognize benefits from tax losses in the United States or for certain Pro Farm subsidiaries.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

Comparison of Three Months Ended March 31, 2020 and 2019

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Revenues:
Product	99%	99%
License	1	1
Total revenues	100	100
Cost of product revenues	42	43
Gross profit	58	57
Operating Expenses:
Research, development and patent	34	34
Selling, general and administrative	83	65
Total operating expenses	116	99
Loss from operations	(59)	(42)
Other income (expense):
Interest expense	(3)	(4)
Loss on issuance of new warrants	(14)	-
Change in fair value of contingent consideration	2	-
Other income (expense), net	2	0
Total other expense, net	(14)	(3)
Loss before taxes	(72)	(45)
Income tax expense	0	0
Net Loss	(73)%	(45)%

Product Revenues

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(Dollars in thousands)
Product revenues	$9,535	$8,601
% of total revenues	99%	99%

Product revenues during the three months ended March 31, 2020 and 2019 increased by approximately $0.9 million, or 10.9% to the comparative periods in 2019, as a result of higher demand for and sales of our products, led by sales of Regalia, Venerate, and Grandevo product families. For the three months ended March 31, 2020, the Company experienced greater diversity in sales of product offering including Majestene and Stargus. Product revenues include $0.4 million from the sale of our Pro Farm product offerings. We believe demand for our products have increased as a result of our previous investments in resources in sales and marketing even in a period impacted by the wide-spread impact COVID-19.

License Revenues

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(Dollars in thousands)
License revenues	$115	$115
% of total revenues	1%	1%

License revenues remained consistent for each of the three months ended March 31, 2020 and 2019, respectively, and in line with our expectations. Future periods may be impacted positively upon us entering into new or amended collaborative agreements or by up to $0.8 million upon the completion of milestones from previous agreements.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(Dollars in thousands)
Cost of product revenues	$4,081	$3,729
% of total revenues	42%	43%
Gross profit	5,569	4,987
% of total revenues	57.7%	57.2%

For the three months ended March 31, 2020, cost of product revenues increased by $0.35 million or 9.4%. For the three months ended March 31, 2020, cost of product revenues and gross profit remained consistent with the prior period at 43% and 57%, respectively.

Research, Development and Patent Expenses

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(Dollars in thousands)
Research, development and patent	$3,234	$2,942
% of total revenues	34%	34%

Research, development and patent expenses for the three months ended March 31, 2020 increased by $0.3 million, or 9.9%. The increase was driven by our continuing to focus our research and development resources on margin improvement, improved formulations of already commercialized products, research and development on our pipeline of new products and incremental increase related to research and development from our Pro Farm operations.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(Dollars in thousands)
Selling, general administrative expenses	$7,993	$5,674
% of total revenues	83%	65%

Selling, general and administrative expenses for the three months ended March 31, 2020 increased by $2.3 million, or 40.9%. The increase for the three months ended March 31, 2020 compared to the first quarter of 2019 was due primarily to our Pro Farm operations of $1.1 million, increases in $0.6 million related to amortization of the acquired intangibles both of which were not included in the comparative prior period. Additionally, expenses increased by $0.5 million from stock-based compensation and other employee related expenses, increase of $0.3 million in connection with professional and consulting services related to the financial statement audit. These increases were offset by $0.1 million each in legal, marketing expenses, and corporate bonuses.

Other Expense, Net

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(Dollars in thousands)
Interest expense	$(337)	$(306)
Loss on issuance of August 2019 warrants	(1,391)	-
Change in fair value of contingent consideration	237	-
Other (expense) income, net	159	18
Total other income (expense), net	$(1,332)	$(288)
% of total revenues	(14)%	(3)%

For the three months ended March 31, 2020 and 2019, respectively, other expense, net, increased by $1.0 million as compared to the same period in 2019, respectively, primarily due to $1.4 million in loss recognized for the for the issuance of August 2019 warrants in connection with the Company’s call option of 6,000,000 shares under outstanding warrants offset by $0.2 million related to the change in fair value of the Company’s contingent consideration related to is acquisition of Pro Farm.

Seasonality and Quarterly Results

In recent years, we have increasingly had higher sales during the first half of the year than the second half. However, the level of seasonality in our business may change due to a number of factors, such as our expansion into new geographical territories (including as the result of the acquisition of Pro Farm), the introduction of new products, the timing of introductions of new products, and the impact of weather and climate change. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly if we expand into new geographical territories, add or change distributors or distributor programs or introduce new products with different applicable growing seasons. Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of the number of variables on which sales of our products are dependent. Weather conditions, new trade tariffs, natural disasters, outbreaks of infectious diseases (including the current COVID-19 pandemic) and other factors affect planting and growing seasons and incidence of pests and plant disease, may, accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

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

In April 2020, the Company entered into an unsecured note in the amount of $1,723,000 (the “Note”) under the Paycheck Protection Program (the “PPP”). The Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan, with such forgiveness to be determined, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness. (Refer to Note 11)

In April 2020, the Company entered into a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with certain of our historical investors.

Pursuant to the Warrant Exchange Agreement, the Investors have exchanged certain previously issued and outstanding warrants (the “Prior Warrants”) to purchase an aggregate of up to 45,977,809 shares of the Company’s common stock, for new warrants (the “New Warrants”) to purchase an aggregate of up to 29,881,855 shares of Common Stock (the “Warrant Shares”). All of the New Warrants were issued to the Investors upon execution of the Warrant Exchange Agreement.

The New Warrants all have an exercise price of $0.75 per share, and expire in five tranches, as follows: (i) May 1, 2020, with respect to 3,392,581 Warrant Shares, (ii) September 15, 2020, with respect to 2,714,065 Warrant Shares, (iii) December 15, 2020, with respect to 13,027,512 Warrant Shares, (iv) March 15, 2021, with respect to 5,862,380 Warrant Shares, and (v) and December 15, 2021 with respect to 4,885,317 Warrant Shares. In addition, the Investors agreed to exercise all the New Warrants subject to the first tranche, for an aggregate of approximately $2.5 million, on or before their expiration date, which exercise was completed on May 1, 2020. (Refer to Note 11)

We believe that our existing cash and cash equivalents of $10.1 million at March 31, 2020, expected revenues and tightly managed operating costs, the exercise of a portion of outstanding warrants, including those which were issued in April 2020, will be sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. We cannot predict, with certainty, the outcome of our actions to grow revenues or manage or reduce costs, or that our outstanding warrants will be exercised by the warrant holders. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected, including adverse impacts of the current COVID-19 pandemic on our operations. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand our international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations. We incorporated additional information regarding risks related to our capital and liquidity described in Part II— Item 1A— “Risk Factors.”

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products.

We had the following debt arrangements in place as of March 31, 2020 (in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)(5)	8.00%	$2,885	Due December 31, 2022
Promissory Note (2)(6)	6.25%	$8,549	Monthly/June 2036
Promissory Notes (3)	8.00%	$6,199	Due December 31, 2022
Secured Borrowing (4)	12.78%	$8,663	Varies/June 2020
Loan Facility	1.00%	$79	Proportionately each September 2022, 2023, 2024, 2025
Loan Facility	2.60%	$84	May 2020

See Note 7 of the condensed consolidated financial statements for each of the following debt arrangements:

(1) “—October 2012 and April 2013 Secured Promissory Notes.”

(2) “—June 2014 Secured Promissory Note.”

(3) “—August 2015 Senior Secured Promissory Notes.”

(4) “—LSQ Financing.”

(5) In February 2018, the maturity date and all interest payments were extended to December 2022

(6) Payable through the lender’s direct collection of certain accounts receivable through June 2020.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	MARCH 31,
	2020	2019
	(in Thousands)
Net cash used in operating activities	$(6,292)	$(7,650)
Net cash used in investing activities	$(673)	$(116)
Net cash provided in financing activities	$10,833	$3,131
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,868	$(4,635)

Cash Flows from Operating Activities

Net cash used in operating activities of $6.3 million during the three months ended March 31, 2020 primarily resulted from our net loss of $7.1 million and cash used in operating assets and liabilities of $2.5 million. This use was partially offset by non-cash charges of $3.2 million consisting of $1.4 million related to loss on issuance of new warrant in connection with our call of the exercise of 6,000,000 shares under outstanding warrants, $0.9 million of depreciation and amortization, $0.9 million of share-based compensation expense, and $0.2 million of amortization of right-of-use assets, offset by $0.2 million in changes to the Company’s contingent consideration in connection with the Pro Farm acquisition.

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

Cash Flows from Investing Activities

Other than as a result of purchases of property, plant and equipment to support our operations, the company made the first of a number of contingent payments in the amount of $0.5 million in connection with the purchase of the Jet-Ag product lines for the three-month period ended March 31, 2020.

Other than as a result of purchases of property, plant and equipment to support our operations, no other amounts were used in investing activities for the three-month period ended March 2019.

Cash Flows from Financing Activities

Net cash provided in financing activities of $10.8 million during the three months ended March 31, 2020 consisted primarily of $5 million in net reductions and repayment of debt, $5.9 million related to the exercise of previously outstanding warrants, net of registration costs and $0.1 million in proceeds from employee equity related instruments.

Net cash provided in financing activities of $3.1 million during the three months ended March 31, 2019 consisted of net reductions and repayment of debt.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2020 and 2019.

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

Interest Rate Risk

We had cash and cash equivalents of $10.1 million as of March 31, 2020, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

Foreign Currency Risk

Revenue and expenses have been primarily denominated in U.S. dollars and foreign currency fluctuations have not had a significant impact on our historical results of operations. In addition, our strategic collaboration and distribution agreements for current products provide for payments in U.S. dollars. With the acquisition of Pro Farm and as we market new products internationally, our product revenues and expenses may be in currencies other than U.S. dollars, and accordingly, foreign currency fluctuations may have a greater impact on our financial position and operating results, including the impact of COVID-19 on currencies globally.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control

For the three months ended March 31, 2020, there have been no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting related to those internal controls over acquisitions.

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

None.

ITEM 1A.	RISK FACTORS

Except as set forth below, we have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—“Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019, together with all of the other information in this Quarterly Report on Form 10-Q, including in “Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, suppliers, distributors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that have been mandated by governmental authorities including current statewide shelter in place mandates in California and Michigan where the Company’s headquarters and manufacturing facilities, respectively, are located that may extend beyond May 2020. Under the mandated shelter in place orders the Company has scaled down certain aspects of our business and we cannot determine when operations will revert to levels that are similar to those immediately prior to the shelter in place orders in early- and mid- March 2020. Additionally, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain for, the manufacture or shipment of, and the demand for our products and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including by limiting our ability to obtain financing or to rely on our existing financing facilities. Although we presently expect continued revenue growth in 2020 despite the impact of COVID-19, the extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We will additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We expect to continue to incur significant losses until we are able to significantly increase our revenue. Accordingly, we will need significant additional financing, whether from exercise of outstanding warrants or, potentially, from additional sources, to maintain and expand our business, including, for example, working capital associated with increased sales, costs associated with increased headcount, potential capital expenditures to grow capacity at our Bangor manufacturing facility and potential acquisitions of complementary technologies, as well as to meet the financial covenants of and pay the principal and interest under our debt agreements, under which approximately $24.4 million of principal and deferred interest payments remained outstanding as of May 8, 2020, inclusive of the Company’s PPP loan (Refer to Note 7).

As of May 8, 2020, we have outstanding warrants with certain of our shareholders to purchase approximately 26.5 million shares of our common stock at $0.75 per share, 5.4 million shares of our common stock at $1.00 per share, and 1.1 million shares of our common stock at $1.25 per share, which, if all exercised in cash, would result in an aggregate of $26.6 million in proceeds to us and would significantly reduce our need for additional financing. However, there can be no assurances that any of these warrants will be exercised when we require funds or at all, particularly if our common stock trades at prices below the applicable exercise price. Further, certain warrant holders are eligible to exercise via cashless “net” exercise if we do not have an effective resale registration statements in place by March 31, 2021 or if our existing resale registration statement is no longer available. Any exercise of our outstanding warrants will dilute the ownership of our other stockholders.

We may also seek additional funds from public or private equity offerings, debt financings, strategic collaborations involving up-front cash payments or other means. However, additional capital may not be available on terms acceptable to us, or at all. As a result of the late filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2019, until one year after we became current in our filings, or December 2020 at the earliest, we are not eligible to sell securities using our registration statements on Form S-3, including any shelf registration statement, which will limit our ability to raise financing in capital markets transactions (including, for example, at-the-market offerings). Further, we believe recent uncertainty in the economy due to worldwide COVID-19 public health emergency has and may continue to depress our stock price and severely reduce market liquidity overall. Any additional equity financing we do raise be significantly dilutive to stockholders or, in some cases, require us to seek stockholder approval for the financing or result in antidilution adjustments to the prices of our outstanding warrants, reducing potential proceeds from their exercise. Any debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, our existing loan agreements contain certain restrictive covenants that either limit our ability to or require a mandatory prepayment if we incur additional indebtedness and liens and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the debt agreements, which could require us to pay additional prepayment penalties. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

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

If our outstanding warrants are not exercised in cash, if we cannot raise more money when needed, or if we are unable to use our future working capital, borrowings or equity financing to repay or refinance the amounts outstanding under our debt agreements or to renegotiate our debt arrangements with lenders, we may have to reduce our capital expenditures, scale-back our development of new products, reduce our workforce or license to others products that we otherwise would seek to commercialize ourselves. Any of these eventualities would likely have a material adverse impact on our value and the value of our equity.

Our stock price does not meet and may in the future fail to meet the continued listing requirements of the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

As previously disclosed in our Current Report on Form 8-K filed on April 24, 2020, we received a notification letter from the Listing Qualifications Department of the Nasdaq Capital Market indicating that as of April 21, 2020 we were not in compliance with the $1.00 minimum closing bid price requirement. Under Nasdaq Listing Rules, the Company usually has 180 calendar days from the date of the notification to regain compliance with Nasdaq Listing Rules. However, on April 16, 2020, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission resulting in the compliance periods for various price-based continued listing requirements being tolled until July 1, 2020. Thus, we have until December 28, 2020, to regain compliance by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period. If we do not regain compliance by December 28, 2020, we may be eligible for a second 180 day compliance period, provided that, on such date, we meet the continued listing requirement for market value of publicly held shares and all other applicable initial listing requirements for the Nasdaq Capital Market (other than the minimum closing bid price requirement) and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

There is no assurance, however, that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, Nasdaq will notify us that our common stock will be suspended and subject to delisting. If we are subject to delisting, we may appeal Nasdaq’s determination to delist to a hearings panel. During any appeal process, shares of our common stock would continue to trade on Nasdaq. If our common stock were delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws with respect to shares issued in future offerings, greater difficulty in obtaining financing, potential loss of confidence by employees, loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.1	Amendment No. 2 dated as of January 7, 2020, to Invoice Purchase Agreement dated March 24, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 9, 2020).

10.2	Amended Inventory Financing Addendum, dated as of January 6, 2020, to Invoice Purchase Agreement dated March 24, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 9, 2020).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements

* Confidential portions of this exhibit have been omitted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on May 11, 2020.

MARRONE BIO INNOVATIONS, INC.

/s/ Pamela G. Marrone
Pamela G. Marrone
Chief Executive Officer

