Form 10-Q
period 2020-06-30
MARRONE BIO INNOVATIONS INC
filed 2020-08-10
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Shares Outstanding at August 7, 2020
Common Stock, $0.00001 par value	149,374,249

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	JUNE 30,	DECEMBER 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$10,451	$6,252
Accounts receivable	11,437	5,925
Inventories, net	6,139	8,149
Prepaid expenses and other current assets	1,340	1,390
Total current assets	29,367	21,716
Property, plant and equipment, net	13,004	13,260
Right of use assets, net	4,173	4,567
Intangible assets, net	22,666	23,842
Goodwill	6,740	6,764
Restricted cash	1,560	1,560
Other assets	891	1,008
Total assets	$78,401	$72,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,022	$3,379
Accrued liabilities	14,439	12,467
Deferred revenue, current portion	534	427
Lease liability, current portion	957	913
Debt, current portion, net	8,918	3,899
Total current liabilities	25,870	21,085
Deferred revenue, less current portion	1,816	1,986
Lease liability, less current portion	3,529	3,970
Debt, less current portion, net	11,447	11,847
Debt due to related parties	7,300	7,300
Other liabilities	2,338	2,971
Total liabilities	52,300	49,159
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 149,362 and 139,526 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1	1
Additional paid in capital	356,643	344,206
Accumulated deficit	(330,543)	(320,649)
Total stockholders’ equity	26,101	23,558
Total liabilities and stockholders’ equity	$78,401	$72,717

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Revenues:
Product	$12,063	$6,882	$21,598	$15,483
License	115	115	230	230
Total revenues	12,178	6,997	21,828	15,713
Cost of product revenues	4,794	3,188	8,875	6,917
Gross profit	7,384	3,809	12,953	8,796
Operating Expenses:
Research, development and patent	2,312	3,634	5,546	6,576
Selling, general and administrative	7,078	6,604	15,071	12,278
Total operating expenses	9,390	10,238	20,617	18,854
Loss from operations	(2,006)	(6,429)	(7,664)	(10,058)
Other income (expense):
Interest expense	(331)	(353)	(668)	(659)
Loss on issuance of August 2019 warrants	—	—	(1,391)	—
Change in fair value of contingent consideration	(600)	—	(363)	—
Other income, net	113	30	272	48
Total other income (expense), net	(818)	(323)	(2,150)	(611)
Loss before taxes	(2,824)	(6,752)	(9,814)	(10,669)
Income Taxes	(46)	-	(80)	-
Net loss	$(2,870)	$(6,752)	$(9,894)	$(10,669)
Basic and diluted net loss per common share:	$(0.02)	$(0.06)	$(0.07)	$(0.10)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	148,096	110,723	144,834	110,707

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Six Months Ended June 30, 2020

(In Thousands)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2020	139,526	$1	$344,206	$(320,649)	$23,558
Net loss	—	—	—	(7,024)	(7,024)
Exercise of options	15	—	12	—	12
Share-based compensation	—	—	907	—	907
Employee stock purchase plan	—	—	84	—	84
Financing costs	—	—	(64)	—	(64)
Issuance of common stock in connection with call to exercise warrants	6,000	—	6,000	—	6,000
Issuance of new warrants in connection with call to exercise warrants	—	—	1,391	—	1,391
Balance at March 31, 2020	145,541	1	352,536	(327,673)	24,864
Net loss	—	—	—	(2,870)	(2,870)
Exercise of options	2	—	2	—	2
Settlement of restricted stock units	267	—	—	—	—
Share-based compensation	—	—	884	—	884
Employee stock purchase plan	159	—	45	—	45
Exercise of warrants	3,393		2,544		2,544
Issuance of restricted stock units in lieu of bonus payments	—	—	632	—	632
Balance at June 30, 2020	149,362	$1	$356,643	$(330,543)	$26,101

See accompanying notes

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Six Months Ended June 30, 2019

(In Thousands)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2019	110,691	$1	$296,409	$(283,474)	$12,936
Net loss	—	—	—	(3,917)	(3,917)
Share-based compensation	—	—	558	—	558
Balance at March 31, 2019	110,691	1	296,967	(287,391)	9,577
Net loss	—	—	—	(6,752)	(6,752)
Net settlement of options	34	—	42	—	42
Share-based compensation	—	—	606	—	606
Employee stock purchase plan	—	—	23	—	23
Balance at June 30, 2019	110,725	$1	$297,638	$(294,143)	$3,496

See accompanying notes

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2020	2019
Cash flows from operating activities
Net loss	$(9,894)	$(10,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,781	903
Gain on disposal of equipment	(9)	(6)
Right of use assets amortization	394	402
Share-based compensation	1,791	1,164
Non-cash interest expense	119	145
Loss on issuance of August 2019 warrants	1,391	—
Change in fair value of contingent consideration	(600)	—
Net changes in operating assets and liabilities:
Accounts receivable	(5,512)	(4,681)
Inventories, net	2,010	(232)
Prepaid expenses and other assets	167	(453)
Accounts payable	(2,272)	622
Accrued and other liabilities	3,461	2,800
Lease liability	(397)	(302)
Deferred revenue	(172)	(342)
Net cash used in operating activities	(7,742)	(10,649)
Cash flows from investing activities
Payment of consideration in connection with previous asset purchase	(890)	—
Sale of property, plant, equipment	2	—
Purchases of property, plant and equipment	(403)	(185)
Net cash used in investing activities	(1,291)	(185)
Cash flows from financing activities
Proceeds from secured borrowings	24,724	15,126
Reductions in secured borrowings	(19,759)	(12,981)
Net settlement of options	—	42
Financing costs	(64)	—
Exercise of stock options	14	—
Proceeds from employee stock purchase plan	129	23
Exercise of warrants	8,544	—
Repayment of debt	(356)	(126)
Net cash provided by financing activities	13,232	2,084
Net increase (decrease) in cash and cash equivalents and restricted cash	4,199	(8,750)
Cash and cash equivalents and restricted cash, beginning of period	7,812	19,781
Cash and cash equivalents and restricted cash, end of period	$12,011	$11,031

Supplemental disclosure of cash flow information
Cash paid for interest	$565	$504
Supplemental disclosure of non-cash operating activities
Reclass of restricted stock units in lieu of cash bonus	$632	$—
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$6	$5

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

1. Summary of Business, Basis of Presentation

Marrone Bio Innovations, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. In September 2019 the Company closed its acquisition of Pro Farm Technologies OY, a Finnish limited company, which consisted of Pro Farm Technologies OY and its five subsidiaries Pro Farm International Oy (Finland), Pro Farm OU (Estonia), Pro Farm Technogies Comercio de Insumos Agricolas do Brasil ltda. (Brazil – 99% controlling interest), Pro Farm Inc. (Delaware), and Glinatur SA (Uruguay) (collectively “Pro Farm”). As a result of the acquisition, Pro Farm became a wholly-owned subsidiary of the Company. In December 2019, the Company created its subsidiary Pro Farm Russia, LLC (Russia). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial information as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company has a limited number of commercialized products and an operating history that includes periods of negative use of operating cash flows, which indicate substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. As of June 30, 2020, the Company had an accumulated deficit of $330,543,000, has incurred significant losses since inception, and expects to continue to incur losses for the foreseeable future. The Company funds operations primarily with the proceeds from the sale of its products, promissory notes and term loans, net proceeds from the private placements of convertible notes, as well as with the proceeds from equity instruments. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of June 30, 2020, the Company had a working capital surplus of $3,497,000, including cash and cash equivalents of $10,451,000. In addition, as of June 30, 2020, the Company had debt and debt due to related parties of $20,365,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. As of June 30, 2020, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements (Refer to Note 7).

The Company believes that its existing cash and cash equivalents of $5,975,000 at August 7, 2020, together with expected revenues, expected future debt or equity financings and cost management will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements. The Company anticipates securing additional sources of cash through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic results. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to the Company or at all. Further, the Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations and any potential negative economic impacts from the current COVID-19 pandemic on the Company’s operations.

In April 2020, the Company entered into a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with a group of historical investors (the “Investors”). Pursuant to the Warrant Exchange Agreement, the Investors have exchanged certain previously issued and outstanding warrants to purchase an aggregate of up to 45,977,809 shares of the Company’s common stock, for new warrants (the “New Warrants”) to purchase an aggregate of up to 29,881,855 shares of Common Stock (the “Warrant Shares”). All of the New Warrants were issued to the Investors upon execution of the Warrant Exchange Agreement.

The New Warrants all have an exercise price of $0.75 per share, and expire in five tranches. As of June 30, 2020, a total of 3,392,581 Warrant Shares were exercised prior to the first tranche expiration date of May 1, 2020. The next warrant expiration dates are September 15, 2020, with respect to 2,714,065 Warrant Shares, December 15, 2020, with respect to 13,027,512 Warrant Shares, March 15, 2021, with respect to 5,862,380 Warrant Shares, and December 15, 2021 with respect to 4,885,317 Warrant Shares. The total aggregate exercise price of all future New Warrants is approximately $19.9 million. There can be no assurance that the Investors will exercise the New Warrants prior to their respective expiration dates. (Refer to Note 8).

If the Company breaches any of the covenants contained within any of its debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires November 30, 2021, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under the June 2014 Secured Promissory Note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

The June 2014 Secured Promissory Note contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the condensed consolidated financial statements. The lender has waived its right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through November 30, 2021. As a result of the waiver, none of the long-term portion of the Company’s outstanding debt has been reclassified to current in these condensed consolidated financial statements as of June 30, 2020.

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company used significant estimates in accounting for assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions with variable considerations, reserves for inventory obsolescence, fair value of stock-based compensation, and forecasted estimates and assumptions related to impairment analysis for long lived assets, intangibles, and goodwill and contingent considerations related to Pro Farm, assumptions and estimates associated with the fair value of warrants and accounting for amounts received under the Paycheck Protection Program (“PPP”) and in its going concern analysis.

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

The Company’s customer base is dispersed across many different geographic areas, and currently most customers are pest management distributors in the U.S. Generally, receivables are due up to 120 days from the invoice date and are considered past due after this date, although the Company may offer extended terms from time to time. The Company has provided extended payment terms on a case by case basis with a certain customer as a result of COVID-19.

The Company’s principal sources of revenues are its Regalia, Grandevo and Venerate product lines, and the Company’s Prp Farm subsidiary’s LumiBio Kelta products. These four product lines accounted for 84% and 97% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively. These three product lines accounted for 87% and 97% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

Revenues generated from international customers were 34% and 7% for the three months ended June 30, 2020 and 2019, respectively. Revenues generated from international customers were 25% and 7% for the six months ended June 30, 2020 and 2019, respectively. For both the three and six months ended June 30, 2020, international customers were concentrated in the European Union.

Customers to which 10% or more of the Company’s total revenues are attributable for the three months ended June 30, 2020 and 2019 consist of the following:

	CUSTOMER
	A	B	C	D	E	F
Three months ended June 30,
2020	30%	15%	1%	8%	5%	7%
2019	0%	5%	20%	18%	14%	11%

Customers to which 10% or more of the Company’s total revenues are attributable for the six months ended June 30, 2020 and 2019 consist of the following:

	CUSTOMER
	A	B	C	D
Six months ended June 30,
2020	20%	17%	10%	10%
2019	11%	0%	28%	12%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either June 30, 2020 or December 31, 2019, which may or may not correspond with any of the customers above, consist of the following:

	CUSTOMER
	A	B	C	D	E

June 30, 2020	16%	17%	10%	9%	10%
December 31, 2019	11%	0%	28%	12%	7%

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

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows (in thousands):

	JUNE 30, 2020	DECEMBER 31, 2019
Cash and cash equivalents	$10,451	$6,252
Restricted cash, less current portion	1,560	1,560
Total cash, cash equivalents and restricted cash	$12,011	$7,812

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note. See Note 7 for further discussion.

Intangible Assets

The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company’s intangible assets include customer relationships, patents, trademarks, and in process research and development acquired in 2019 in connection with its asset acquisition of the Jet-Ag and Jet-Oxide product lines and the Company’s acquisition of Pro Farm. The Company has assessed for impairment in contemplation of the COVID-19 pandemic and has not recorded an impairment of intangible assets as of June 30, 2020.

Impairment of Long-Lived Assets

Impairment losses related to long-lived assets are recognized in the event the net carrying value of such assets is not recoverable and exceeds fair value. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If the carrying amount of a long-lived asset (asset group) is considered not recoverable, the impairment loss is measured as the amount by which the carrying value of the asset or asset group exceeds its estimated fair value. The Company has assessed for impairment in contemplation of the COVID-19 pandemic and has not recorded impairment of long-lived assets as of June 30, 2020.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis as of the first day of the Company’s fiscal fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company has assessed for impairment in contemplation of the COVID-19 pandemic and has not recorded impairment in goodwill as of June 30, 2020.

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

	JUNE 30, 2020	DECEMBER 31, 2019
Product revenues	$370	$299
Financing costs	611	609
License revenues	1,369	1,505
	2,350	2,413
Less current portion	(534)	(427)
	$1,816	$1,986

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended June 30, 2020 and 2019, research and development expenses totaled $2,076,000 and $3,390,000, respectively, and patent expenses totaled $236,000 and $244,000, respectively. For the six months ended June 30, 2020 and 2019, research and development expenses totaled $4,956,000 and $6,017,000, respectively, and patent expenses totaled $590,000 and $559,000, respectively. In connection with the Company’s receipt of PPP funds, for each of the three and six months ended June 30, 2020, expenses for research, development and patent expenses were reduced by $702,000.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended June 30, 2020 and 2019 were $416,000 and $436,000, respectively. Shipping and handling costs for the six months ended June 30, 2020 and 2019 were $718,000 and $717,000, respectively.

Advertising

The Company expenses advertising costs as incurred and has included these expenses as a component of selling, general and administrative costs. Advertising costs for the three months ended June 30, 2020 and 2019 were $139,000 and $185,000, respectively. Advertising costs for the six months ended June 30, 2020 and 2019 were $290,000 and $376,000, respectively.

Depreciation and Amortization

The Company depreciates and amortizes its capitalized property, plant, and equipment and intangible assets over the useful life of each asset utilizing a straight-line method of expensing. All depreciation and amortization expenses are included in the “Selling, general, and administrative” caption in the condensed consolidated statement of operations.

As of the three months ended June 30, 2020 and 2019 the total amount of depreciation expense was $301,000 and $448,000, respectively. As of the six months ended June 30, 2020 and 2019 the total amount of depreciation expense was $605,000 and $903,000, respectively.

As of the three and six months ended June 30, 2020 the total amount of amortization expense was $589,000 and $1,176,000, respectively. No similar expense was incurred for the three and six months ended June 30, 2019.

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

	JUNE 30,
	2020	2019
Stock options outstanding	11,181	6,822
Warrants to purchase common stock	33,158	52,647
Restricted stock units outstanding	3,429	1,377
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	9	20
Maximum contingent consideration shares to be issued	5,972	—
	54,247	61,364

 Recently Issued Accounting Pronouncements

 On August 5, 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic: 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Key provisions include (i) the removal of separation models in ASC 470-20 for convertible instruments; (ii) expanded disclosures about the terms and features of convertible instruments; (iii) removed certain conditions for equity classification; and (iv) updated earnings per share calculation with respects to convertible instruments, share settlement presumption, down round features and the earnings per share denominator. For public business entities that meet the definition of a Securities and Exchange Commission filer, ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, and the guidance is to be applied using the full or modified retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2020. The Company is currently evaluating ASU 2020 to determine the impact to its condensed consolidated financial statements and related disclosures.

3. Acquisitions

The Company contemplates business combinations and acquisition opportunities that align with the Company’s overall strategy. Acquisitions are accounted for under Accounting Standards Codification (“ASC”) 805 Business Combinations based on the facts and circumstances of the transaction.

Pro Farm Technologies OY

On September 13, 2019, the Company completed its acquisition of 100% of the outstanding shares of Pro Farm Technologies OY, a Finnish limited company (“Pro Farm”) for consideration of approximately $27,543,000 (the “Pro Farm Acquisition”), net of cash acquired. Total consideration consisted of cash payments of $2,843,000 to beneficial owners and $3,178,000 in debt repayments made on behalf of Pro Farm, issuance of a total of 12,666,000 of the Company’s common stock, at the closing market price of $1.59, for an aggregate fair value of $20,299,000, inclusive of 100,000 restricted stock units at a fair value of $159,000 awarded to a key employee and the fair value of up to $7,466,000 of contingent consideration subject to the achievement of certain distributor, revenue, earnings before interest, taxes, depreciation and amortization, and debt and equity milestones from the date of the closing through December 31, 2024, fair valued at $1,395,000. The contingent consideration will be determined at the end of each reporting period and settled through the issuance of the Company’s common shares for each fiscal year in March of the following fiscal year beginning March 2021. Acquisition costs were recorded in “Selling, general and administrative” expenses as incurred. As of the three and six months ended June 30, 2019, the Company recognized $866,000 in acquisition costs related to the Pro Farm Acquisition; no such expenses for the comparative periods ended June 30, 2020 were recognized by the Company.

The condensed consolidated statement of operation includes $3,699,000 of product revenues and $1,043,000 of operating expenses from Pro Farm for the three months period ending June 30, 2020. The condensed consolidated statement of operation includes $4,142,000 of product revenues and $2,179,000 of operating expenses from Pro Farm for the six months period ending June 30, 2020. The following unaudited pro forma results of operations assume the Pro Farm Acquisition had occurred on January 1, 2019 (in thousands, except per share amount):

PRO FORMA FOR THE SIX MONTHS ENDED JUNE 30, 2019

Product revenues	$16,035
Cost of product revenues	7,126
Gross profit	8,909
Operating expenses	20,139
Loss from operations	$(11,230)
Basic and diluted net loss per common share	(0.10)

Significant pro forma adjustments incorporated into the pro forma results above include amortization of acquired intangible assets and acquisition costs incurred. These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are prepared for comparative purposes only and do not necessarily reflect the results that would have been realized had the Pro Farm Acquisition occurred at the beginning of the period ended June 30, 2019 and are not necessarily indicative of the Company’s consolidated results of operations in future periods.

4. Inventory

Inventories, net consist of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2020	2019
Raw materials	$1,421	$1,610
Work in progress	937	783
Finished goods	3,781	5,756
Inventories, net	$6,139	$8,149

As of June 30, 2020 and December 31, 2019, the Company had $287,000 and $248,000, respectively, in reserves against its inventories. Additionally as of June 30, 2020, the finished goods component of inventory, is net of $326,000 direct and indirect labor costs related to funds received from the PPP which have been recorded as a variance from the Company’s standards and will be amortized in future periods (See Note 11). For the three months ended June 30, 2020 and 2019, the Company recorded an adjustment of $386,000 and $73,000, respectively, as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity. For the six months ended June 30, 2020 and 2019, the Company recorded an adjustment of $630,000 and $327,000, respectively, as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

5. Right-Of-Use of Assets and Lease Liability

The components of lease expense were as follows for each of the comparative three and six months ended June 30, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED	THREE MONTHS ENDED
	JUNE 30, 2020	JUNE 30, 2019
Operating lease cost	$289	$290
Short-term lease cost	32	20
Sublease income	(10)	(25)
Total operating lease costs	$311	$285

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2020	JUNE 30, 2019
Operating lease cost	$574	$587
Short-term lease cost	71	33
Sublease income	(20)	(48)
Total operating lease costs	$625	$572

Maturities of lease liabilities for each future calendar year as of June 30, 2020 are as follows (in thousands):

OPERATING
LEASES
2020, remaining 6 months	$598
2021	1,217
2022	1,253
2023	1,285
2024 and beyond	867
Total lease payments	5,220
Less: imputed interest	734
Total lease obligation	4,486
Less lease obligation, current portion	957
Lease obligation, non-current portion	$3,529

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2020	2019

Accrued compensation	$2,629	$2,730
Accrued warranty costs	481	327
Accrued customer incentives	5,791	5,102
Accrued liabilities, acquisition related	1,908	1,722
Accrued liabilities, other	3,630	2,586
	$14,439	$12,467

Product Warranty

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

During the three months ended June 30, 2020 and 2019, the Company recognized $113,000 and $75,000, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $61,000 for the three months ended June 30, 2019 as a result of the historical usage of warrant reserves being lower than previously estimated. During the six months ended June 30, 2020 and 2019, the Company recognized $222,000 and $169,000, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $68,000 and $114,000 for the six months ended June 30, 2020 and 2019, respectively, for the reason set forth above. The Company did not settle any warranty claims for the three or six months ended June 30, 2019.

The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount, as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2019	$327
Warranties issued (released) during the period	154
Settlements made during the period	-
Balance at June 30, 2020	$481

Contingent Consideration

As of June 30, 2020, the contingent consideration in connection with the Company’s acquisition of Pro Farm was recorded at its fair value. The following table provides a reconciliation of the activity for the contingent consideration measured between the most recent reporting period and as of the balance sheet date based on the fair value using significant inputs including the unobservable inputs (Level 3) (in thousands):

CONTINGENT CONSIDERATION LIABILITY
Fair value at December 31, 2019	$1,737
Change in estimated fair value recorded of contingent consideration	363
Fair value at June 30, 2020	$2,100

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

	JUNE 30,	DECEMBER 31,
	2020	2019
Discount rate	15.0%	15.2%
Volatility	45.7%	33.6%
Credit spread	15.5%	10.8%
Risk-free rate	0.22%	1.66%

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

Credit Spread. Credit spread based on the Company’s financial ratio in comparison with those of publicly traded peer group.

Interest Rate. Interest rate based on US Constant Maturity Treasury rates for the same period as the period of performance of 2020 to 2023.

The change in the fair value estimate is recognized in the Company’s condensed consolidated statement of operations in Other Income (expense) under caption Change in fair value of contingent consideration. The contingent consideration will be determined at each reporting period and will be settled with the issuance of the Company’s common shares.

7. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2020	2019
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of June 30, 2020) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of June 30, 2020 and December 31, 2019 of $175 and $185.	8,266	8,404
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.80% annually) payable through the lenders direct collection of certain accounts receivable through August 2020, collateralized by substantially all of the Company’s personal property.	8,593	3,629
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Research loan facility (“2018 Research Facility”) bearing interest at 1.00% per annum, interest payments are due annually on the anniversary date of the facility with principal payable in 25% increments on the anniversary date of the facility beginning on the fourth anniversary of the loan (September 2022), net of imputed interest as of June 30, 2020 and December 31, 2019 of $9.	81	81
Financial institution facility (“2018 Bank Facility”) bearing interest at Euribor plus 2.40% per annum, interest payable monthly and principal payable at maturity (May 1, 2020), 60% guaranteed by Export Credit Agency of Finland for a fee of 2.49%.	-	207
Debt, including debt due to related parties	27,665	23,046
Less debt due to related parties, non-current	(7,300)	(7,300)
Less current portion	(8,918)	(3,899)

Debt, non-current	$11,447	$11,847

As of June 30, 2020, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties for each calendar year, are due as follows (in thousands):

Period ended June 30, 2020	Debt	Debt to Related Party
2020	$8,761	$-
2021	353	-
2022	2,822	5,000
2023	416
2024	436	-
Thereafter	6,787	-
Total future principal payments	19,575	5,000
Interest payments included in debt balance (1)	975	2,300
	$20,550	$7,300

(1)	Due to the debt extinguishment requirements, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

October 2012 and April 2013 Secured Promissory Notes

As of June 30, 2020, there have been no changes to the previously reported total principal amount outstanding under the October 2012 and April 2013 Secured Promissory Note, which continues to be $2,450,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $3,425,000 includes $975,000 in accrued interest, of which as of June 30, 2020 and 2019, a total of $484,000 and $288,000, respectively, had been incurred.

The October 2012 and April 2013 Secured Promissory Notes contain representations and warranties by the Company and the lender, certain indemnification provisions in favor of the lenders, customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), events of default (including payment defaults, breaches of covenants, a material impairment in the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency), and also restrictive covenants. As of June 30, 2020, the Company is in compliance with all related covenants, or has received an appropriate waiver of these covenants.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank that bears an interest of 5.25% (per annum) as of June 30, 2020. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The Company is required to maintain a deposit balance with the Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of June 30, 2020, the Company was in compliance with the “loan to value ratio” covenant, the “current ratio”, the “debt to worth ratio” and, however, the Company has obtained a waiver from the lender for any non-compliance through November 30, 2021.

The following table reflects the activity under this note (in thousands):

	2020	2019
Principal balance, net at December 31, preceding year	$8,404	$8,639
Principal payments	(427)	(545)
Interest	280	328
Debt discount amortization	9	10
Principal balance, net at June 30,	$8,266	$8,432

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

The agreement contains representations and warranties by the Company and LSQ, certain indemnification provisions in favor of LSQ and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LSQ’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Company is in compliance with all terms of the agreement. For the three months ended June 30, 2020 and 2019, the Company recorded interest expense of approximately $142,000 and $105,000, respectively, in connection with the LSQ arrangement. For the six months ended June 30, 2020 and 2019, the Company recorded interest expense of approximately $266,000 and $181,000, respectively, in connection with the LSQ arrangement. As of June 30, 2020, $8,593,000 was outstanding under the LSQ Financing.

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

WARRANTS EXERCISED DURING THE SIX MONTHS ENDED JUNE 30, 2020
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

On April 29, 2020, the Company entered into a warrant exchange agreement (“Warrant Exchange Agreement”) with certain holders of warrants under the August 2015 Senior Secured Promissory Notes, the Securities Purchase Agreement and the Amendment and Plan of Reorganization agreements. Pursuant to the Warrant Exchange Agreement, the Company agreed to exchange an aggregate of 45,977,809 warrants (“August 2015 Warrants”, “February 2018 Warrants 1 & 2”, and “August 2019 Warrants” collectively, “the exchanged warrants”) for 29,881,855 warrants (“April 2020 Warrants”).

The April 2020 Warrants have terms expiring (i) for a total of 3,392,581 Warrant Shares on May 1, 2020, (ii) for a total of 2,714,065 Warrant Shares on September 15, 2020 (iii) for a total of 13,027,512 Warrant Shares on December 15, 2020, (iv) for a total of 5,862,380 Warrant Shares on March 15, 2021 and (v) for a total of 4,885,317 Warrant Shares on December 15, 2021. All April 2020 Warrants have an exercise price of $0.75 per share. The April 2020 Warrants are exercisable in cash, provided that they may be exercised via net exercise if the Company does not have a registration statement registering the shares underlying the April 2020 Warrants effective as of March 31, 2021.

The Company has accounted for the Warrant Exchange Agreement as a modification under Accounting Standards Codification (“ASC”) 718, Compensation – Stock Based Compensation. The fair value of the April 2020 Warrants was not greater than the fair values of the exchanged warrants immediately prior to the modification date and therefore had no impact on the Company’s three and six months ended results. The fair value of each exchanged warrants immediately prior to the modification were estimated utilizing either a Black Scholes Merton or Monte Carlo option pricing model. The fair value of each April 2020 Warrants immediately after the modification were estimated utilizing a Black Scholes Merton option pricing model. The following table outlines the range of assumptions utilized in the option pricing models:

	EXCHANGED WARRANTS	APRIL 2020 WARRANTS
Expected life (years)	0.68-3.31	0.38-1.63
Estimated volatility factor	43.0-52.2%	38.1-46.3%
Risk-free interest rate	0.14-0.26%	0.10-0.19%
Expected dividend yield	—	—

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

The following table summarizes information about the Company’s common stock warrants outstanding activity through June 30, 2020 (in thousands, except exercise price data):

				NUMBER OF	SIX MONTHS	SIX MONTHS ENDED NUMBER	SIX MONTHS	NUMBER OF
				SHARES	ENDED	OF	ENDED	SHARES
				SUBJECT TO	NUMBER OF	WARRANTS OR	NUMBER OF	SUBJECT TO
	ISSUE	EXPIRATION		WARRANTS	WARRANTS	SHARES	WARRANTS	WARRANTS
	DATE	DATE	EXERCISE	ISSUED	EXERCISED	ISSUED	EXCHANGED	ISSUED
DESCRIPTION	MM/YY	MM/YY	PRICE	12/31/2019	6/30/2020	6/30/2020	6/30/2020	6/30/2020
June 2013 Warrants	06/13	06/23 (1)	$8.40	27	-	-	-	27
August 2015 Warrants	08/15	08/23	$1.91	4,000	-	-	(4,000)	-
November 2016 Warrants	11/16	11/26	$2.38	125	-	-	-	125
November 2017 Warrants	06/17	06/27	$1.10	80	-	-	-	80
February 2018 Warrants 1	02/18	12/20	$1.00	6,750	-	-	(1,378)	5,372
February 2018 Warrants 2	02/18	12/20	$1.25	5,065	-	-	(4,000)	1,065
August 2019 Warrant	09/19	12/21	$1.00	20,600	(6,000)	-	(14,600)	-
August 2019 Warrant (Call Option)	Various after 08/19	01/23	$1.75	16,000	-	6,000	(22,000)	-
April 2020 Warrants, Tranche 1	04/20	05/20	$0.75	-	(3,393)	3,393	-	-
April 2020 Warrants, Tranche 2	04/20	09/20	$0.75	-	-	2,714	-	2,714
April 2020 Warrants, Tranche 3	04/20	12/20	$0.75	-	-	13,028	-	13,028
April 2020 Warrants, Tranche 4	04/20	03/21	$0.75	-	-	5,862	-	5,862
April 2020 Warrants, Tranche 5	04/20	12/21	$0.75	-	-	4,885	-	4,885
				52,647	(9,393)	35,882	(45,978)	33,158

The weighted average remaining contractual life and exercise price for these warrants is 0.68 years and $0.82, respectively.

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

9. Share-Based Plans

Under the Company’s Employee Stock Purchase Plan (the “ESPP”), employees may purchase Company stock through payroll deductions over each six-month period beginning on each June 1 and December 1 (the “Offer Period”). The purchase price of the shares will be 85% of the lower of the fair market value of the shares at the beginning or at the end of the Offer Period. As of the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense of approximately $18,000 and $37,000, respectively. As of the three and six months ended June 30, 2019, the Company recorded stock-based compensation expense of approximately $5,000, respectively.

As of June 30, 2020, there were options to purchase 11,181,000 shares of common stock outstanding, 3,429,000 restricted stock units outstanding and 3,081,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended June 30, 2020 and 2019, the Company recognized share-based compensation of $884,000 and $606,000, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized share-based compensation of $1,754,000 and $1,164,000, respectively.

During the three months ended June 30, 2020 and 2019, the Company granted options to purchase 26,000 and 74,000 shares of common stock, respectively, at a weighted average exercise price of $1.06 and $1.55, respectively. During the three months ended June 30, 2020 and 2019, 2,000 and 34,000 options, respectively were exercised at a weighted average exercise price of $0.87 and $1.18, respectively.

During the six months ended June 30, 2020 and 2019, the Company granted options to purchase 113,000 and 122,000 shares of common stock, respectively, at a weighted average exercise price of $1.04 and $1.57, respectively. During the six months ended June 30, 2020 and 2019, 17,000 and 35,000 options, respectively, were exercised at a weighted average exercise price of $0.84 and $1.18, respectively.

The following table summarizes the activity of stock options from December 31, 2019 to June 30, 2020 (in thousands, except weighted average exercise price):

		WEIGHTED-
		AVERAGE
		EXERCISE
	OPTIONS	PRICE
Balance at December 31, 2019	11,821	$2.53
Options granted	113	1.04
Options exercised	(17)	0.84
Options cancelled	(736)	2.46
Balance at June 30, 2020	11,181	2.52

In May 2020, the Company granted to certain executives restricted stock units in place of ten percent of their annual base salaries for the fiscal year ending December 31, 2020. The total number of restricted stock units granted to these executives was 225,000 with a fair value of $160,000.

In May 2020 the Company also the granted restricted stock units to certain executives and employees in lieu of cash bonuses for performance related to the fiscal year ended December 31, 2019. The total number of restricted stock units granted to these employees was 890,000 with a fair value of $632,000. This grant resulted in the reclassification of the total fair value of the grant between Accrued liabilities and Additional paid in capital in the Company’s Condensed Consolidated Balance Sheet.

The following table summarizes the activity of restricted stock units from December 31, 2019 to June 30, 2020 (in thousands, except weighted average grant date fair value):

	RESTRICTED STOCK	WEIGHTED- AVERAGE GRANT DATE
	UNITS	FAIR VALUE
Outstanding at December 31, 2019	2,405	$1.40
Granted	1,316	0.75
Exercised	(267)	1.20
Forfeited	(25)	1.37
Outstanding at June 30, 2020	3,429	$1.17

The following table summarizes the activity of non-vested restricted stock units from December 31, 2019 to June 30, 2020 (in thousands, except weighted average grant date fair value):

	RESTRICTED STOCK	WEIGHTED AVERAGE GRANT DATE FAIR
	UNITS	VALUE
Nonvested at December 31, 2019	711	$1.45
Granted	1,316	$0.75
Vested	(1,783)	$1.00
Forfeited	(25)	$1.37
Nonvested at June 30, 2020	219	$0.95

10. Related Party Transactions

August 2015 Senior Secured Promissory Notes

As of June 30, 2020, there have been no changes to the previously reported total principal amount outstanding under the August 2015 Senior Secured Promissory Notes, which continues to be $5,000,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $7,300,000 includes $2,300,000 in accrued interest, of which as of June 30, 2020 and 2019, a total of $1,299,000 and $898,000, respectively, had been incurred.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of June 30, 2020, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

Warrant Exercise

In March 2020, 6,000,000 February 2018 Warrants were exercised upon the Company’s utilization of its call option under the Warrant Reorganization Agreement. As a result of this transaction, the Company issued 6,000,000 common shares and 6,000,000 August 2019 Warrants. Ospraie and Ardsley are beneficial owners of the Company’s securities, holding 35.3%, and 11.3%, respectively, of the Company’s total outstanding common stock as of June 30, 2020. The total number of warrants exercised at the request of the Company by Ospraie and Ardsley represented 5,027,325 and 874,314, shares of common stock, respectively. The August 2019 Warrants issued as a result of this transaction were subsequently forfeited in connection with the Warrant Exchange Agreement (See Note 8).

Warrant Exchange

Ospraie, Ivy Science & Technology Fund (“IS&T”), Ivy VIP Science & Technology (“Ivy VIP” and, together with IS&T, the “Waddell Investors”, and Ardsley, are beneficial owners of the Company’s securities, holding 35.3%, 16.0%, and 11.3%, respectively, of the Company’s total outstanding common stock as of June 30, 2020. In April 2020, in connection with the Company’s execution of the Warrant Exchange Agreement (See Note 8) various warrants held by Ospraie, the Waddell Investors, and Ardsley aggregating a total of 30,666,667, 8,000,000, and 5,222,333, respectively, were exchanged for a total of 21,736,081, 3,397,157, and 3,780,185, respectively, April 2020 Warrants.

11. Commitments and contingencies

Paycheck Protection Program

In April 2020, the Company entered into an unsecured note (the “Note”) in the amount of $1,723,000 under the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). Funds received may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. The Note contains events of default and other conditions customary for a Note of this type. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness is subject to further regulations and guidelines the SBA may adopt in the future.

The Company has accounted for the transaction when it is considered that there is reasonable assurance that the grant will be received and all necessary qualifying conditions, as stated in the loan agreement, are met, consistent with International Accounting Standards (“IAS”) 20, Accounting for Government Grants. As of June 30, 2020, the Company believes all amounts were expended in accordance with the terms of the PPP. On July 3, 2020, the Company submitted its application for loan forgiveness for the total amount of the government assistance received from the lender. Under the terms of the CARES Act, the lender is required to provide the Company with its decision related to the Company’s loan forgiveness application within 60 days.

For the three and six months ended June 30, 2020, the Company recognized as reduction to the expense categories specified under the PPP $702,000 and $695,000, respectively in Research, development and patents and Selling, general and administrative in the condensed consolidated statement of operations. The remaining amount of $326,000 has been allocated to the related PPP-specified expenses associated with the Company’s manufacturing operations and has been capitalized into Inventories, net on the condensed consolidated balance sheet. These amounts will be recognized in future periods into cost of product revenues in the condensed consolidated statement of operations based on the Company’s normal recognition policy for similar items.

12. Subsequent Events

On August 3, 2020, Kevin Helash joined the Company as Chief Executive Officer and as a member of the Company’s Board of Directors as a Class III director to serve until the Company’s 2022 Annual Meeting of Stockholders. In connection with his appointment as the Company’s Chief Executive Officer, Mr. Helash will receive an annual base salary of $385,000 and a target annual award opportunity under the Company’s discretionary bonus plan of up to 45% of his annual base salary (payable on a pro rata basis for fiscal year 2020), unless adjusted by the Board for any year.

Additionally, Mr. Helash has been granted an option (the “Options”) to purchase 2,450,000 shares of the Company’s common stock, pursuant to the Company’s 2013 Stock Incentive Plan (the “Plan”). The Option is structured as follows:

●	Time-Based Tranche. 225,000 shares of the Option are subject to time-based vesting over a period of four years. Twenty-five percent of the Time-Based Tranche will vest on the first anniversary of the Vesting Commencement Date, and the remaining 75 percent of the shares under the Time-Based Tranche will vest over the next following 3 years on a pro-rata basis equally each month.

●	Enhanced Time-Based Tranche. 225,000 shares of the Option are subject to time-based vesting over a period of four years as measured from the Vesting Commencement Date, on a pro-rata basis equally each month, subject to acceleration on the date on which the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2020 if, within such report, the Company reports the achievement of certain revenue, margin and expense performance targets for its 2020 fiscal year, each of which are within 10% of the Company’s internal targets for the year with respect to the various target elements.

●	Performance Tranche. 2,000,000 shares of the Option are subject to performance-based vesting, but only if the performance criteria are satisfied by a specific performance deadline. Vesting of the Performance Tranche is contingent on the attainment of a certain closing price for the Company’s stock, as quoted on the Nasdaq Stock Market, for 30 consecutive trading days, by that date which is 30 days following the reporting of financial results for the Company’s second quarter of its fiscal year ending December 31, 2022 (the “Performance Deadline”). If the performance criteria are satisfied on or before the Performance Deadline, the Performance Tranche will vest on the date that the performance criteria are satisfied. If Mr. Helash terminates employment prior to the date on which the performance criteria are satisfied or the performance criteria are not satisfied on or before the Performance Deadline, then all of the shares under the Performance Tranche will permanently and irrevocably forfeit at the earlier of the Performance Deadline or his termination date.

All dates on which vesting is to occur are conditioned upon Mr. Helash’s continued employment with the Company as of that date. Any portion of the Option shares that are not forfeited as of the Performance Deadline shall continue to vest for so long as Mr. Helash provides “Continuous Service” to the Company or a “Related Entity,” as those terms are defined in the Plan. The Company is still in the process of evaluating the accounting of the above compensation arrangement.

The Company’s founder, Dr. Pamela Marrone, continues to serve as a non-employee director of and consultant to the Company.

The Company has evaluated its subsequent events from June 30, 2020 through the date these condensed consolidated financial statements were issued, and has determined that there are no additional subsequent events required to be disclosed.

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

We have also recently expanded our growth strategy to seek acquisitions of products and companies that broaden our biostimulant and bionutrition product offerings, both multibillion-dollar segments that are also rapidly growing. In September 2019, we completed the acquisition of Pro Farm, which expanded our portfolio of bio-based products for integrated crop protection and plant health to now include UBP, Foramin and LumiBio. Also in September 2019, we completed the purchase of substantially all rights and assets related to the Jet-Ag and Jet-Oxide (biofungicide and disinfectants) product lines from Austin Grant, Inc., a Florida corporation d/b/a Jet Harvest Solutions.

Second Quarter 2020 Highlights

During the second quarter of 2020, we, like all businesses domestically and globally, continued to be impacted by the COVID-19 pandemic. Our headquarters in Davis, California, our manufacturing facility in Bangor, Michigan and our international subsidiary headquarters in Helsinki, Finland, are located in geographic regions where at the state and/or local levels, governments had mandated shelter in place orders which were lifted at different times during the quarter and all of these regions have been subject to social distancing measures since early- to mid-March 2020. However, as a supplier to the broader agriculture industry, we have continued to operate under the essential business definition under these orders allowing us to maintain scaled operations under the orders. We are pleased to have continued to service the agricultural industry during this unprecedented environment through our product portfolio offerings. Further, in part as a result of the $1.7 million of low-interest support from the Payroll Protection Program (the “PPP”), we have not had to lay off employees, and thereby have been able to supply growers during the critical spring growing season without significant interruptions. At the same time, we are conserving cash through prudent expense control and restricting non-essential travel while serving customers and working to ensure the safety of our employees, customers and partners.

The following are the more significant financial results for the three months ended June 30, 2020:

●	Revenues increased approximately 74.0% year over year to $12.2 million from $7.0 million for the same period in 2019;

●	Gross profits increased approximately 93.8% year over year to $7.4 million from $3.8 million for the same period in 2019 and gross margins increased to 60.6% from 54.4% for the same period in the prior year;

●	Operating expenses were $9.4 million in the second quarter of 2020, compared with $10.2 million in the second quarter of 2019; and
●	Net loss in the second quarter of 2020 was $2.9 million, as compared with a net loss of $6.8 million in second quarter of 2019.

The following are the more significant financial results for the six months ended June 30, 2020:

●	Revenues increased approximately 38.9% year over year to $21.8 million from $15.7 million for the same period in 2019;

●	Gross profits increased approximately 47.3% year over year to $13.0 million from $8.8 million for the same period in 2019 and gross margins increased to 59.3% from 56.0% for the same period in the prior year;

●	Operating expenses were $20.6 million in the first half of 2020, compared with $18.9 million in the first half of 2019; and
●	Net loss for the first half of 2020 was $9.9 million, as compared with a net loss of $10.7 million in the first half of 2019.

Other significant developments for our business during the three months ended June 30, 2020 include (i) the completion of the Company’s search for a successor Chief Executive Officer, with Kevin Helash hired, effective August 3, 2020; (ii) execution of an exclusive distribution agreement with UPL for Regalia MAXX in the Republic of South Africa (iii) approval of Regalia MAXX for use on cannabis and hemp in Canada and (iv) regaining compliance with Nasdaq’s minimum bid price requirement.

In addition, in April 2020, we entered into a warrant exchange agreement with certain warrant holders reducing the number of shares subject to the outstanding Company warrants from 52.6 million to 36.4 million. Pursuant to the warrant exchange agreement, warrants representing the right to purchase up to 46.0 million shares of common stock at varying exercise prices and expiration dates were exchanged for warrants representing the right to purchase up to 29.9 million shares of common stock with an exercise price of $0.75 per share. The new warrants have five different expirations dates, three in 2020 and two in 2021. The new warrants that were subject to the first expiration date of May 1, 2020 were exercised to purchase 3,392,581 shares of common stock resulting in gross proceeds of $2,544,000.

As previously reported, in March 2020, prior to the warrant exchange agreement, we called for the exercise of 6,000,000 shares of common stock pursuant to outstanding warrant agreements at $1.00 per share, which were included in the results above for the six months ended June 30, 2020 in a non-cash charge of $1,391,000 related to the fair value of new warrants to purchase up to 6,000,000 shares of common stock at an exercise price of $1.75. The 6,000,000 warrants issued as a result of this transaction were subsequently exchanged pursuant to the warrant exchange agreement.

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

We believe that the assumptions and estimates associated with estimating revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize, fair value of warrants, eligibility and forgiveness of PPP funds, forecast estimated utilized in our impairment assessment of long-lived asset, intangibles and goodwill, contingent consideration liabilities and our going concern assessment, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Key Components of Our Results of Operations

Revenues

Our total revenues were $12.2 million and $7.0 million for the three months ended June 30, 2020 and 2019, respectively. Our total revenues were $21.8 million and $15.7 million for the six months ended June 30, 2020 and 2019, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo and Venerate product lines, but also included sales of Majestene, Stargus, LumiBio Kelta, Foramin, UBP-110, Jet-Ag and Jet-Oxide. We believe our revenues may largely be impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters, infectious diseases and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. However, we presently expect revenues to continue to increase year-over-year for 2020 despite the impact of COVID-19, in part due to our expanded seed treatment offerings.

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99% and 98% of our total revenues for the three months ended June 30, 2020 and 2019, respectively. Product revenues constituted 99% of our total revenues for each of the six months ended June 30, 2020 and 2019, respectively. Product revenues in the United States constituted 67% and 93% of our total revenues for the three months ended June 30, 2020 and 2019, respectively. Product revenues in the United States constituted 76% and 93% of our total revenues for each of the six months ended June 30, 2020 and 2019, respectively.

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

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights for our commercial product offerings, or for our broader pipeline of products, for certain geographic markets or for market segments that we do not address directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the three and six months ended June 30, 2020 and 2019, license revenues constituted 1% of total revenues, respectively. As of June 30, 2020, we had received an aggregate of $4.1 million in payments under our strategic collaboration and distribution agreements. There will be an additional $0.8 million in payments under these agreements that we can potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

In connection with the Company’s receipt of PPP funds, the Company allocated $0.3 million to qualified costs incurred at our manufacturing plant which was capitalized as of June 30, 2020 and will be recognized as a reduction to cost of product revenues in future periods consistent with the amortization of similar items.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent and regulatory staff in support of product discovery, development, and support for manufacturing, quality, and regulatory activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $2.3 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively and $5.5 million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively. We have utilized a significant portion of our research and development resources to improve margins on existing products and pipeline products to market including supporting manufacturing and quality. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our reduced budget. Since some of our key research, development and patent resource employees are working remotely as a result of COVID-19, and due to some reliance on external suppliers who are also impacted by COVID-19, our expenses may not be at the level they otherwise would be during this period. Additionally in connection with the Company’s receipt of PPP funds, for the three months ended June 30, 2020, our operating expenses for research, development and patent expenses were reduced by $0.7 million.

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

Outside of operating expenses resulting from our Pro Farm subsidiaries, we generally expect selling, general, and administrative expenses to remain approximately flat in most departments. We continue to build a sales and marketing organization that provides us with a better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth. However, as a result of COVID-19, such efforts have slowed including due to travel restrictions put in place by the Company, current and potential customers, and governmental authorities, which has impacted our ability to engage in sales and marketing efforts physically or perform in person demonstrations. We expect to continue to increase our marketing communications campaigns and put more “boots on the ground”, which we believe should increase grower demand, or pull-through, and develop new customers, as well as expand business with existing customers.

For the three months ended June 30, 2020, in connection with the Company’s receipt of PPP funds, our selling, general and administrative expenses were reduced by $0.7 million.

Interest Expense

Interest expenses are primarily driven by outstanding debt financing arrangements however not all of our current debt instruments are currently generating interest expenses. See Note 7 and 11 to our condensed consolidated financial statements.

Income Tax Provision

As of the three and six months ended June 30, 2020 the Company recognized $46,000 and $80,000, respectively in income tax provisions for foreign tax purposes and no amounts for the comparative three and six month periods ended June 30, 2019. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income) was (0.90%). The effective tax rate for the first half of 2020 reflects additional foreign income tax required by the acquisition of Pro Farm. The Company does not recognize benefits from tax losses in the United States or for certain Pro Farm subsidiaries.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

Comparison of Three and Six Months Ended June 30, 2020 and 2019

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Revenues:
Product	99%	98%	99%	99%
License	1%	2%	1%	1%
Total revenues	100%	100%	100%	100%
Cost of product revenues	39%	46%	41%	44%
Gross profit	61%	54%	59%	56%
Operating Expenses:
Research, development and patent	19%	52%	25%	42%
Selling, general and administrative	58%	94%	69%	78%
Total operating expenses	77%	146%	94%	120%
Loss from operations	-16%	-92%	-35%	-64%
Other income (expense):
Interest expense	-3%	-5%	-3%	-4%
Loss on issuance of August 2019 warrants	0%	0%	-6%	0%
Change in fair value of contingent consideration	-5%	0%	-2%	0%
Other income (expense), net	1%	0%	1%	0%
Total other expense, net	-7%	-5%	-10%	-4%
Loss before taxes	-23%	-96%	-45%	-68%
Income tax expense	0%	0%	0%	0%
Net Loss	-24%	-96%	-45%	-68%

Product Revenues

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Product revenues	$12,063	$6,882	$21,598	$15,483
% of total revenues	99%	98%	99%	99%

Product revenues during the three and six months ended June 30, 2020 and 2019 increased by approximately $5.2 million, or 75.3% and by approximately $6.1 million, or 39.5% to the comparative periods in 2019, as a result of higher demand for and sales of our legacy product families, Regalia, Venerate, and Grandevo and as a result of product sales of our Pro Farm subsidiary product LumiBio Kelta. During the three months ended June 30, 2020, the Company experienced its greatest diversity in sales of product offerings and we expect to continue to see diversity in our sales mix as we continue to invest in our sales and marketing efforts, including during periods impacted by COVID-19.

License Revenues

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
	(Dollars in thousands)
License revenues	$115	$115	$230	$230
% of total revenues	1%	2%	1%	1%

License revenues remained consistent for each of the three and six months ended June 30, 2020 and 2019, in line with our expectations. Future periods may be impacted positively upon us entering into new or amended collaborative agreements or by up to $0.8 million upon the completion of milestones from previous agreements.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Cost of product revenues	$4,794	$3,188	$8,875	$6,917
% of total revenues	39%	46%	41%	44%
Gross profit	7,384	3,809	12,953	8,796
% of total revenues	60.6%	54.4%	59.3%	56.0%

For the three months ended June 30, 2020, cost of product revenues increased by $1.6 million or 50% and gross profit increased to 60.6% from 54.4% from the prior comparative period. For the six months ended June 30, 2020, cost of product revenues increased by $1.9 million or 28% and gross profit increased to 59.3% from 56.0% from the prior comparative period. Increases in gross profit for each period was driven by more favorable and more diverse sales mix.

Research, Development and Patent Expenses

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Research, development and patent	$2,312	$3,634	$5,546	$6,576
% of total revenues	19%	52%	25%	42%

Research, development and patent expenses for the three months ended June 30, 2020 decreased by $1.3 million, or 36.4%, and for the six months ended June 30, 2020 decreased by $1.0 million, or 15.7%. The decrease includes $0.7 million in PPP funds for payroll related expenses and is the result of cost management efforts which began at the tail end of the prior interim period in light of COVID-19 whereby resources are allocated to high priority projects and pipeline products. For the three months ended June 30, 2020, costs associated with toxicology, regulatory field trials and field testing in the aggregate decreased by $0.3 million and consulting cost related to research and development efforts decreased by $0.2 million. For the six months ended June 30, 2020 consulting costs and depreciation expense each decreased by $0.2 million.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Selling, general administrative expenses	$7,078	$6,604	$15,071	$12,278
% of total revenues	58%	94%	69%	78%

Selling, general and administrative expenses for the three months ended June 30, 2020 increased by $0.5 million, or 7.2%. The increase in the results for the three months ended June 30, 2020 was primarily due to increases in overall operating expenses related our Pro Farm subsidiary operations of $1.0 million and increases in $0.6 million related to amortization of the acquired intangibles assets both of which were not included in the comparative prior period. The increase for the three months ended June 30, 2020 compared to the second quarter of 2019 includes an offset of $0.7 million in PPP funds primarily for payroll related expenses, $0.5 million in reduced legal expenses, and $0.3 million in reduced travel related expenses due primarily to travel restrictions put into place as a result of COVID-19.

Selling, general and administrative expenses for the six months ended June 30, 2020 increased by $2.8 million, or 22.7%. The increase for the six months ended June 30, 2020 compared to the first half of 2019 was due primarily to our Pro Farm operations totaling $2.1 million and increases in $1.2 million related to amortization of the acquired intangibles assets both of which were not included in the comparative prior period. Additionally, expenses increased by $0.5 million from stock-based compensation and other employee related expenses and by $0.3 million for audit and tax professional services. These increases were offset by $0.7 million in PPP funds used primarily for payroll related expenses, $0.7 million in reduced legal expenses and $0.2 million in reduced travel related expenses due primarily to restrictions put into place as a result of COVID-19.

Other Expense, Net

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest expense	$(331)	$(353)	$(668)	$(659)
Loss on issuance of new warrants	-	-	(1,391)	-
Change in fair value of contingent consideration	(600)	-	(363)	-
Other (expense) income, net	113	30	272	48
Total other income (expense), net	$(818)	$(323)	$(2,150)	$(611)
% of total revenues	-7%	-5%	-10%	-4%

For the three months ended June 30, 2020 and 2019, respectively, other expense, net, increased by $0.5 million as compared to the same period in 2019, respectively, primarily due to the change in the fair value of our contingent consideration obligations offset by foreign currency translation included in Other expense (income), net.

For the six months ended June 30, 2020 and 2019, respectively, other expense, net, increased by $1.5 million as compared to the same period in 2019, respectively, primarily due to $1.4 million in loss recognized for the for the issuance of August 2019 warrants in connection with the Company’s call option of 6,000,000 shares under outstanding warrants and due to the change in the fair value of our contingent consideration obligations offset by $0.2 million primarily due to foreign currency translation included in Other expense (income), net.

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

The New Warrants all have an exercise price of $0.75 per share, and expire in five tranches, as follows: (i) May 1, 2020, with respect to 3,392,581 Warrant Shares, (ii) September 15, 2020, with respect to 2,714,065 Warrant Shares, (iii) December 15, 2020, with respect to 13,027,512 Warrant Shares, (iv) March 15, 2021, with respect to 5,862,380 Warrant Shares, and (v) and December 15, 2021 with respect to 4,885,317 Warrant Shares. Prior to the May 1, 2020 expiration date, the Investors exercised all the New Warrants subject to the first tranche, for an aggregate of approximately $2.5 million. (Refer to Note 8 of the condensed consolidated financial statements)

We believe that our existing cash and cash equivalents of $10.5 million at June 30, 2020, expected revenues and tightly managed operating costs, the exercise of a portion of outstanding warrants, including those which were issued in April 2020, will be sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. We cannot predict, with certainty, the outcome of our actions to grow revenues or manage or reduce costs, or that our outstanding warrants will be exercised by the warrant holders. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected, including adverse impacts of the current COVID-19 pandemic on our operations. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand our international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations. We incorporated additional information regarding risks related to our capital and liquidity described in Part II— Item 1A— “Risk Factors.”

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products.

We had the following debt arrangements in place as of June 30, 2020 (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)(5)	8.00%	$2,934	Due December 31, 2022
Promissory Note (2)	5.25%	$8,539	Monthly/June 2036
Promissory Notes (3)(5)	8.00%	$6,299	Due December 31, 2022
Secured Borrowing (4)(6)	12.78%	$8,648	Varies/August 2020
Loan Facility(A)	1.00%	$81	Proportionately each September 2022, 2023, 2024, 2025
PPP Loan (B)	1.00%	$1,723	April 12, 2022

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

(A) See the description of the “September 2018 Bank Facility” in Note 9 of the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019.

(B) The PPP loan was not accounted for as debt. See Note 11 of the condensed consolidated financial statements. If not fully forgiven, the PPP loan is payable beginning in the seventh month following the date of the Note in monthly installments of $96,964.22.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(7,742)	$(10,649)
Net cash used in investing activities	$(1,291)	$(185)
Net cash provided in financing activities	$13,232	$2,084
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,199	$(8,750)

Cash Flows from Operating Activities

Net cash used in operating activities of $7.7 million during the six months ended June 30, 2020 primarily resulted from our net loss of $9.9 million and cash used in operating assets and liabilities of $2.7 million. This use was partially offset by non-cash charges of $4.9 million consisting of $1.4 million related to loss on issuance of new warrant in connection with our call of the exercise of 6,000,000 shares under outstanding warrants, $1.8 million of depreciation and amortization, $1.8 million of share-based compensation expense, and $0.4 million of amortization of right-of-use assets, offset by $0.4 million in changes to the Company’s contingent consideration in connection with the Pro Farm Acquisition.

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

Cash Flows from Investing Activities

Other than as a result of purchases of property, plant and equipment to support our operations, the company made the first of a number of contingent payments in the amount of $0.9 million in connection with the purchase of the Jet-Ag and Jet-Oxide product lines for the six-month period ended June 30, 2020.

Other than as a result of purchases of property, plant and equipment to support our operations, no other amounts were used in investing activities for the six-month period ended June 30, 2019.

Cash Flows from Financing Activities

Net cash provided in financing activities of $13.2 million during the six months ended June 30, 2020 consisted primarily of $4.6 million in net reductions and repayment of debt, $8.5 million related to the exercise of warrants including approximately 3.3 million warrants which were issued in connection with the Company’s Warrant Exchange Agreement (See Note 8 of the condensed consolidated financial statements), net of registration costs and $0.1 million in proceeds from employee equity related instruments.

Net cash provided in financing activities of $2.1 million during the six months ended June 30, 2019 consisted of net reductions and repayment of debt.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2020 and 2019.

Off-Balance Sheet Arrangements

We have not been involved in any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1— “Financial Information.”

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

Interest Rate Risk

We had cash and cash equivalents of $10.5 million as of June 30, 2020, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2020.

Changes in Internal Control

For the three months ended June 30, 2020, there have been no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting related to those internal controls over acquisitions.

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

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, suppliers, distributors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that have been mandated by governmental authorities in California and Michigan where the Company’s headquarters and manufacturing facilities, respectively, are located that may extend beyond August 2020. Under the shutdown orders the Company scaled down certain aspects of our business and although generally many geographic locations have reopened with limitations, we cannot determine when our operations will revert to levels that are similar to those immediately prior to the shelter in place orders in early- and mid- March 2020. Additionally, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain for, the manufacture or shipment of, and the demand for our products and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including by limiting our ability to obtain financing or to rely on our existing financing facilities. Although we presently expect continued revenue growth in 2020 despite the impact of COVID-19, the extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We will require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We expect to continue to incur significant losses until we are able to significantly increase our revenue. Accordingly, we will need significant additional financing, whether from exercise of outstanding warrants or, potentially, from additional sources, to maintain and expand our business, including, for example, working capital associated with increased sales, costs associated with increased headcount, potential capital expenditures to grow capacity at our Bangor manufacturing facility and potential acquisitions of complementary technologies, as well as to meet the financial covenants of and pay the principal and interest under our debt agreements, under which approximately $24.0 million of principal and deferred interest payments remained outstanding as of August 7, 2020.

As of August 7, 2020, we have outstanding warrants with certain of our shareholders to purchase approximately 26.5 million shares of our common stock at $0.75 per share, 5.4 million shares of our common stock at $1.00 per share, and 1.1 million shares of our common stock at $1.25 per share, which, if all exercised in cash, would result in an aggregate of $26.6 million in proceeds to us and would significantly reduce our need for additional financing. However, there can be no assurances that any of these warrants will be exercised when we require funds or at all, particularly if our common stock trades at prices below the applicable exercise price. Further, certain warrant holders are eligible to exercise via cashless “net” exercise if we do not have an effective resale registration statements in place by March 31, 2021 or if our existing resale registration statement is no longer available. Any exercise of our outstanding warrants will dilute the ownership of our other stockholders.

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

Certain of our debt agreements also contain financial covenants, including maintaining minimum current, debt-to-worth and loan-to-value ratios and provisions providing for an event of default if there is a material adverse change in our financial condition or if we are in default under certain of our other agreements. We are not in compliance with certain of these covenants and have received waivers from our lenders, none who have previously declared an event of default on our indebtedness. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances. If we fail to pay any principal or interest under our indebtedness when due, or are otherwise in violation of certain covenants under our debt agreements, this may result in the acceleration of our indebtedness, which would have a material adverse effect upon our business and would likely require us to seek to renegotiate these debt arrangements with the lenders, as we may not have sufficient funds to repay that indebtedness.

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

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

4.1	Form of Warrant issuable pursuant to the Warrant Exchange Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 30, 2020).

10.1	Promissory Note, dated April 13, 2020 by and between Five Star Bank and Marrone Bio Innovations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 17, 2020).

10.2	Warrant Exchange Agreement dated as of April 29, 2020, by and among Marrone Bio Innovations, Inc., Ospraie Ag Science LLC, Ardsley Partners Renewable Energy Fund, L.P., National Securities Corporation, Ivan Saval, Ivy Science & Technology Fund and Ivy VIP Science & Technology (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 30, 2020).

10.3	Registration Rights Agreement, dated April 29, 2020, by and among Marrone Bio Innovations, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 30, 2020).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements

104	XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Confidential portions of this exhibit have been omitted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on August 10, 2020.

MARRONE BIO INNOVATIONS, INC.

/s/Kevin Helash
Kevin Helash
Chief Executive Officer

