Form 10-Q
period 2020-09-30
MARRONE BIO INNOVATIONS INC
filed 2020-11-09
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Shares Outstanding at November 6, 2020
Common Stock, $0.00001 par value	152,477,013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$8,971	$6,252
Accounts receivable	6,827	5,925
Inventories, net	6,193	8,149
Prepaid expenses and other current assets	2,016	1,390
Total current assets	24,007	21,716
Property, plant and equipment, net	12,789	13,260
Right of use assets, net	3,977	4,567
Intangible assets, net	22,079	23,842
Goodwill	6,740	6,764
Restricted cash	1,560	1,560
Other assets	911	1,008
Total assets	$72,063	$72,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,985	$3,379
Accrued liabilities	13,101	12,467
Deferred revenue, current portion	541	427
Lease liability, current portion	981	913
Debt, current portion, net	6,333	3,899
Total current liabilities	22,941	21,085
Deferred revenue, less current portion	1,688	1,986
Lease liability, less current portion	3,303	3,970
Debt, less current portion, net	11,367	11,847
Debt due to related parties	7,300	7,300
Other liabilities	2,359	2,971
Total liabilities	48,958	49,159
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 152,475 and 139,526 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1	1
Additional paid in capital	359,710	344,206
Accumulated deficit	(336,606)	(320,649)
Total stockholders’ equity	23,105	23,558
Total liabilities and stockholders’ equity	$72,063	$72,717

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Revenues:
Product	$8,697	$6,859	$30,295	$22,342
License	131	107	361	337
Total revenues	8,828	6,966	30,656	22,679
Cost of product revenues	3,826	3,381	12,701	10,298
Gross profit	5,002	3,585	17,955	12,381
Operating Expenses:
Research, development and patent	3,112	3,760	8,658	10,336
Selling, general and administrative	7,335	9,598	22,406	21,876
Total operating expenses	10,447	13,358	31,064	32,212
Loss from operations	(5,445)	(9,773)	(13,109)	(19,831)
Other income (expense):
Interest expense	(405)	(355)	(1,073)	(1,014)
Loss on modification of warrants	—	(1,564)	—	(1,564)
Loss on issuance of new warrants	—	(4,751)	(1,391)	(4,751)
Change in fair value of contingent consideration	(200)	—	(563)	—
Other income (expense), net	24	77	296	126
Total other income (expense), net	(581)	(6,593)	(2,731)	(7,203)
Loss before taxes	(6,026)	(16,366)	(15,840)	(27,034)
Income Taxes	(37)	-	(117)	-
Net loss	$(6,063)	$(16,366)	$(15,957)	$(27,034)
Basic and diluted net loss per common share:	$(0.04)	$(0.14)	$(0.11)	$(0.24)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	150,233	116,186	146,840	112,553

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Nine Months Ended September 30, 2020

(In Thousands)

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2020	139,526	$1	$344,206	$(320,649)	$23,558
Net loss	—	—	—	(7,024)	(7,024)
Net settlement of options	15	—	12	—	12
Share-based compensation	—	—	907	—	907
Employee stock purchase plan	—	—	84	—	84
Financing costs	—	—	(64)	—	(64)
Issuance of common stock in connection with call to exercise warrants	6,000	—	6,000	—	6,000
Issuance of new warrants in connection with call to exercise warrants	—	—	1,391	—	1,391
Balance at March 31, 2020	145,541	$1	$352,536	$(327,673)	$24,864
Net loss	—	—	—	(2,870)	(2,870)
Net settlement of options	2	—	2	—	2
Settlement of restricted stock units	267	—	—	—	—
Share-based compensation	—	—	884	—	884
Employee stock purchase plan	159	—	45	—	45
Exercise of warrants	3,393		2,544		2,544
Issuance of restricted stock units in lieu of bonus payments	—	—	632	—	632
Balance at June 30, 2020	149,362	$1	$356,643	$(330,543)	$26,101
Net loss	—	—	—	(6,063)	(6,063)
Net settlement of options	19	—	17	—	17
Settlement of restricted stock units	380	—	—	—	—
Share-based compensation	—	—	964	—	964
Employee stock purchase plan	—	—	50	—	50
Issuance of common stock in connection with exercise of warrants	2,714	—	2,036	—	2,036
Balance at September 30, 2020	152,475	$1	$359,710	$(336,606)	$23,105

See accompanying notes

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Nine Months Ended September 30, 2019

(In Thousands)

(Unaudited)

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

See accompanying notes

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash flows from operating activities
Net loss	$(15,957)	$(27,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,666	1,427
Gain on disposal of equipment	(9)	(9)
Right of use assets amortization	590	602
Share-based compensation	2,755	1,906
Non-cash interest expense	175	213
Loss on modification of warrants	—	1,564
Loss on issuance of new warrants	1,391	4,751
Change in fair value of contingent consideration	563	—
Net changes in operating assets and liabilities:
Accounts receivable	(902)	(4,043)
Inventories, Net	1,956	(84)
Prepaid Expenses and other assets	(529)	(904)
Accounts payable	(1,337)	(384)
Accrued and other liabilities	981	6,571
Lease Liability	(599)	(471)
Deferred revenue	(344)	(500)
Net cash used in operating activities	(8,600)	(16,395)
Cash flows from investing activities
Payment of contingent consideration in connection with previous asset purchase	(890)	(544)
Sale of property, plant, equipment	2	—
Business combination, net of cash acquired	-	(5,849)
Purchases of property, plant and equipment	(458)	(218)
Net cash used in investing activities	(1,346)	(6,611)
Cash flows from financing activities
Proceeds from secured borrowings	32,837	24,005
Reductions in secured borrowings	(30,461)	(21,123)
Net settlement of options	—	—
Financing costs	(64)	—
Exercise of stock options	31	55
Proceeds from employee stock purchase plan	179	80
Exercise of warrants	10,580	10,000
Repayment of debt	(437)	(333)
Net cash provided by financing activities	12,665	12,684
Net increase (decrease) in cash and cash equivalents and restricted cash	2,719	(10,322)
Cash and cash equivalents and restricted cash, beginning of period	7,812	19,781
Cash and cash equivalents and restricted cash, end of period	$10,531	$9,459

Supplemental disclosure of cash flow information
Cash paid for interest	$884	$794
Supplemental disclosure of non-cash operating activities
Reclass of restricted stock units in lieu of cash bonus	$632	$—
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$35	$5
Fair value of non-cash consideration issued in acquisition transactions	—	22,054

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

1. Summary of Business, Basis of Presentation

Marrone Bio Innovations, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Davis, California. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. In September 2019 the Company closed its acquisition of Pro Farm Technologies OY, a Finnish limited company, which consisted of Pro Farm Technologies OY and its five subsidiaries Pro Farm International Oy (Finland), Pro Farm OU (Estonia), Pro Farm Technogies Comercio de Insumos Agricolas do Brasil ltda. (Brazil – 99% controlling interest), Pro Farm Inc. (Delaware), and Glinatur SA (Uruguay) (collectively “Pro Farm”). As a result of the acquisition, Pro Farm became a wholly-owned subsidiary of the Company. In December 2019, the Company created its subsidiary Pro Farm Russia, LLC (Russia). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and substantially owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial information as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company makes biological crop protection, plant health and plant nutrition products. The Company targets the major markets that use conventional chemical products, including certain agricultural markets where its biological products are used as alternatives for, or mixed with, conventional chemical products. The Company also targets new markets for which (i) there are no available conventional chemical products or (ii) the use of conventional chemical products may not be desirable or permissible to meet standards or regulations for organically produced crops or because the development of pest resistance has reduced the efficacy of conventional chemical products. The Company delivers EPA-approved and registered biological crop protection products and other biological products that address the global demand for effective, safe and environmentally responsible products.

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

The Company has a limited number of commercialized products and an operating history that includes periods of negative operating cash flows, which indicate substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. As of September 30, 2020, the Company had an accumulated deficit of $336,606,000, has incurred significant losses since inception, and expects to continue to incur losses for the foreseeable future. The Company funds operations primarily with the proceeds from the sale of its products, promissory notes and term loans, net proceeds from the private placements of convertible notes, as well as with the proceeds from equity instruments. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of September 30, 2020, the Company had a working capital surplus of $1,066,000, including cash and cash equivalents of $8,971,000. In addition, as of September 30, 2020, the Company had debt and debt due to related parties of $17,700,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. As of September 30, 2020, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements (Refer to Note 6).

The Company believes that its existing cash and cash equivalents of $5,574,000 at November 6, 2020, together with expected revenues, expected future debt or equity financings and cost management will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements. The Company anticipates securing additional sources of cash through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing, consistent with historic results. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to the Company or at all. Further, the Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations and any potential negative economic impacts from the current COVID-19 pandemic on the Company’s operations.

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

The New Warrants all have an exercise price of $0.75 per share, and expire in five tranches. As of September 30, 2020, a total of 6,106,646 Warrant Shares were exercised prior to the first and second tranche expiration dates of May 1, 2020 and September 15, 2020. The next warrant expiration dates are December 15, 2020, with respect to 13,027,512 Warrant Shares, March 15, 2021, with respect to 5,862,380 Warrant Shares, and December 15, 2021 with respect to 4,885,317 Warrant Shares. The total aggregate exercise price of all future New Warrants is approximately $17.8 million. There can be no assurance that the Investors will exercise the New Warrants prior to their respective expiration dates. (Refer to Note 7).

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

The June 2014 Secured Promissory Note contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the condensed consolidated financial statements. The lender has waived its right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through November 30, 2021. As a result of the waiver, none of the long-term portion of the Company’s outstanding debt has been reclassified to current in these condensed consolidated financial statements as of September 30, 2020.

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company used significant estimates in accounting for assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions with variable considerations, reserves for inventory obsolescence, fair value of stock-based compensation, and forecasted estimates and assumptions related to impairment analysis for long lived assets, intangibles, and goodwill and contingent considerations related to Pro Farm, assumptions and estimates associated with the fair value of warrants and in its going concern analysis.

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

The Company’s principal sources of revenues are its Regalia, Grandevo, Venerate and LumiBio Kelta product lines. These four product lines accounted for 78% and 85% of the Company’s total revenues for the three months ended September 30, 2020 and 2019, respectively. These four product lines accounted for 85% and 91% of the Company’s total revenues for the nine months ended September 30, 2020 and 2019, respectively.

Revenues generated from international customers were 26% and 11% for the three months ended September 30, 2020 and 2019, respectively. Revenues generated from international customers were 26% and 8% for the nine months ended September 30, 2020 and 2019, respectively. For both the three and nine months ended September 30, 2020, international customers were concentrated in the European Union.

Customers to which 10% or more of the Company’s total revenues are attributable for the three months ended September 30, 2020 and 2019 consist of the following:

	CUSTOMER
	A	B	C	D	E
Three months ended September 30,
2020	25%	14%	12%	10%	6%
2019	26%	10%	0%	0%	13%

Customers to which 10% or more of the Company’s total revenues are attributable for the nine months ended September 30, 2020 and 2019 consist of the following:

	CUSTOMER
	A	B	C	D
Nine months ended September 30,
2020	15%	15%	15%	8%
2019	26%	10%	0%	12%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either September 30, 2020 or December 31, 2019, which may or may not correspond with any of the customers above, consist of the following:

	CUSTOMER
	A	B	C	D

September 30, 2020	32%	13%	10%	10%
December 31, 2019	44%	0%	5%	4%

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

Products produced by the Company’s Pro Farm subsidiary, including UBP and Foramin, are partially sourced by suppliers from a manufacturing plant in Russia, in which the Company owns a 12% interest. The Company plans for enough inventory on hand to fill its revenue forecasts for 12 months at any given time, but an unexpected disruption in supply could have an adverse effect on the supply and revenues related to the subsidiary. Although the Company has identified additional manufacturers who are capable suppling the products, there can be no assurance that the Company will continue to be able to obtain products at a competitive price.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows (in thousands):

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Cash and cash equivalents	$8,971	$6,252
Restricted cash	1,560	1,560
Total cash, cash equivalents and restricted cash	$10,531	$7,812

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note. See Note 6 for further discussion.

Intangible Assets

The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company’s intangible assets include customer relationships, patents, trademarks, and in process research and development acquired in 2019 in connection with its asset acquisition of the Jet-Ag and Jet-Oxide product lines and the Company’s acquisition of Pro Farm. The Company has assessed for impairment in contemplation of the COVID-19 pandemic and has not recorded an impairment of intangible assets as of September 30, 2020.

Long-Lived Assets

Impairment losses related to long-lived assets are recognized in the event the net carrying value of such assets is not recoverable and exceeds fair value. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If the carrying amount of a long-lived asset (asset group) is considered not recoverable, the impairment loss is measured as the amount by which the carrying value of the asset or asset group exceeds its estimated fair value. The Company has assessed for impairment in contemplation of the COVID-19 pandemic and has not recorded impairment of long-lived assets as of September 30, 2020.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis as of the first day of the Company’s fiscal fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company has assessed for impairment in contemplation of the COVID-19 pandemic and has not recorded impairment in goodwill as of September 30, 2020. The Company is currently in the process of completing its annual impairment assessment, which may or may not result in an impairment charge.

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

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Product revenues	$330	$299
Financing costs	599	609
License revenues	1,300	1,505
	2,229	2,413
Less current portion	(541)	(427)
	$1,688	$1,986

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended September 30, 2020 and 2019, research and development expenses totaled $2,860,000 and $3,473,000, respectively, and patent expenses totaled $252,000 and $287,000, respectively. For the nine months ended September 30, 2020 and 2019, research and development expenses totaled $7,816,000 and $9,490,000, respectively, and patent expenses totaled $842,000 and $846,000, respectively. The Company’s receipt of PPP funds did not have any impact on research, development and patent expenses for the three months ended September 30, 2020. The Company’s receipt of PPP funds for nine months ended September 30, 2020, reduced expenses for research, development and patent expenses by $702,000.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended September 30, 2020 and 2019 were $435,000 and $281,000, respectively. Shipping and handling costs for the nine months ended September 30, 2020 and 2019 were $1,153,000 and $998,000, respectively.

Advertising

The Company expenses advertising costs as incurred and has included these expenses as a component of selling, general and administrative costs. Advertising costs for the three months ended September 30, 2020 and 2019 were $186,000 and $173,000, respectively. Advertising costs for the nine months ended September 30, 2020 and 2019 were $476,000 and $548,000, respectively.

Depreciation and Amortization

The Company depreciates and amortizes its capitalized property, plant, and equipment and intangible assets over the useful life of each asset utilizing a straight-line method of expensing. All depreciation and amortization expenses are included in the “Selling, general, and administrative” caption in the condensed consolidated statement of operations.

For the three months ended September 30, 2020 and 2019, the total amount of depreciation expense was $298,000 and $359,000, respectively. For the nine months ended September 30, 2020 and 2019, the total amount of depreciation expense was $903,000 and $1,262,000, respectively.

For the three months ended September 30, 2020 and 2019, the total amount of amortization expense was $587,000 and $165,000, respectively. For the nine months ended September 30, 2020 and 2019, the total amount of amortization expense was $1,763,000 and $165,000, respectively.

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

	SEPTEMBER 30,
	2020	2019
Stock options outstanding	13,709	12,056
Warrants to purchase common stock	30,444	52,647
Restricted stock units outstanding	4,475	1,918
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	59	65
Maximum contingent consideration shares to be issued	5,972	5,972
	55,157	73,156

3. Inventory, net

Inventories, net consist of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
Raw materials	$2,162	$1,610
Work in progress	896	783
Finished goods	3,135	5,756
	$6,193	$8,149

As of September 30, 2020 and December 31, 2019, the Company had $353,000 and $248,000, respectively, in reserves against its inventories. Additionally as of September 30, 2020, the finished goods component of inventory, is net of $217,000 direct and indirect labor costs related to funds received from the PPP which was originally recorded as a variance from the Company’s standard costs to be amortized in future periods (See Note 10). For the three and nine months ended September 30, 2020 the Company has amortized $109,000, respectively to cost of product revenues. For the three months ended September 30, 2020 and 2019, the Company recorded an adjustment of $600,000 and $317,000, respectively, as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity. For the nine months ended September 30, 2020 and 2019, the Company recorded an adjustment of $1,230,000 and $643,000, respectively, as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

4. Right-Of-Use of Assets and Lease Liability

The components of lease expense were as follows for each of the comparative three and nine months ended September 30, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED	THREE MONTHS ENDED
	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019

Operating lease cost	$290	$287
Short-term lease cost	38	20
Sublease income	(7)	(25)
	$321	$282

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019
Operating lease cost	$864	$874
Short-term lease cost	109	53
Sublease income	(27)	(73)
	$946	$854

Maturities of lease liabilities for each future calendar year as of September 30, 2020 are as follows (in thousands):

OPERATING
LEASES
2020, remaining 3 months	$301
2021	1,231
2022	1,267
2023	1,293
2024 and beyond	867
Total lease payments	4,959
Less: imputed interest	675
Total lease obligation	4,284
Less lease obligation, current portion	981
Lease obligation, non-current portion	$3,303

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019

Accrued compensation	$3,406	$2,730
Accrued warranty costs	487	327
Accrued customer incentives	4,172	5,102
Accrued liabilities, acquisition related	2,126	1,722
Accrued liabilities, other	2,910	2,586
	$13,101	$12,467

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

During the three months ended September 30, 2020 and 2019, the Company recognized $19,000 and $75,500, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $29,000 for the three months ended September 30, 2019 as a result of the historical usage of warrant reserves being lower than previously estimated and during the three months ended September 30, 2019 the Company recognized $29,000 in warranty claims. For the three months ended September 30, 2020, the Company there was no were no warranty claims. During the nine months ended September 30, 2020 and 2019, the Company recognized $241,000 and $245,000, respectively in warranty expense associated with product shipments for the period. This expense was reduced by $81,000 and $173,000 for the nine months ended September 30, 2020 and 2019, respectively, for the reason set forth above. The Company did not settle any warranty claims for the nine months ended September 30, 2020.

The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount, as necessary. Changes in the Company’s accrued warranty costs during the period are as follows (in thousands):

Balance at December 31, 2019	$327
Warranties issued (released) during the period	160
Settlements made during the period	-
Balance at September 30, 2020	$487

Contingent Consideration

As of September 30, 2020, the contingent consideration in connection with the Company’s acquisition of Pro Farm was recorded at its fair value. The following table provides a reconciliation of the activity for the contingent consideration measured between the most recent reporting period and as of the balance sheet date based on the fair value using significant inputs including the unobservable inputs (Level 3) (in thousands):

CONTINGENT CONSIDERATION LIABILITY
Fair value at December 31, 2019	$1,737
Change in estimated fair value recorded of contingent consideration	563
Fair value at September 30, 2020	$2,300

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

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
Discount rate	13.9%	15.2%
Volatility	49.6%	33.6%
Credit spread	12.2%	10.8%
Risk-free rate	0.19%	1.66%

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

The change in the fair value estimate is recognized in the Company’s condensed consolidated statement of operations in Other Income (expense) under caption Change in fair value of contingent consideration. The contingent consideration will be determined at each reporting period and will be settled with the issuance of the Company’s common shares. As of September 30, 2020, the Company recorded $1,006,000 and $1,294,000, respectively, in accrued liabilities and other liabilities in the Company’s condensed consolidated balance sheets.

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of September 30, 2020) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of September 30, 2020 and December 31, 2019 of $170 and $185.	8,187	8,404
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.80% annually) payable through the lenders direct collection of certain accounts receivable through November 2020, collateralized by substantially all of the Company’s personal property.	6,004	3,629
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Research loan facility (“2018 Research Facility”) bearing interest at 1.00% per annum, interest payments are due annually on the anniversary date of the facility with principal payable in 25% increments on the anniversary date of the facility beginning on the fourth anniversary of the loan (September 2022), net of imputed interest as of September 30, 2020 of $9.	84	81
Financial institution facility (“2018 Bank Facility”) bearing interest at Euribor plus 2.40% per annum, interest payable monthly and principal payable at maturity (May 1, 2020), 60% guaranteed by Export Credit Agency of Finland for a fee of 2.49%.	-	207
Debt, including debt due to related parties	25,000	23,046
Less debt due to related parties, non-current	(7,300)	(7,300)
Less current portion	(6,333)	(3,899)

Debt, non-current	$11,367	$11,847

As of September 30, 2020, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties for each calendar year, are due as follows (in thousands):

Period ended September 30, 2020	Debt	Debt to Related Party
2020	$6,089	$-
2021	353	-
2022	2,822	5,000
2023	416	-
2024	436	-
Thereafter	6,788	-
Total future principal payments	16,904	5,000
Interest payments included in debt balance (1)	975	2,300
	$17,879	$7,300

(1)	Due to the debt extinguishment requirements, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

October 2012 and April 2013 Secured Promissory Notes

As of September 30, 2020, there have been no changes to the previously reported total principal amount outstanding under the October 2012 and April 2013 Secured Promissory Note, which continues to be $2,450,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $3,425,000 includes $975,000 in accrued interest, of which as of September 30, 2020 and 2019, a total of $533,000 and $337,000, respectively, had been incurred.

The October 2012 and April 2013 Secured Promissory Notes contain representations and warranties by the Company and the lender, certain indemnification provisions in favor of the lenders, customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), events of default (including payment defaults, breaches of covenants, a material impairment in the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency), and also restrictive covenants. As of September 30, 2020, the Company is in compliance with all related covenants, or has received an appropriate waiver of these covenants.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank that bears an interest of 5.25% (per annum) as of September 30, 2020. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The Company is required to maintain a deposit balance with the Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of September 30, 2020, the Company was in compliance with the “loan to value ratio” covenant, the “current ratio”, and the “debt to worth ratio”, however, the Company has obtained a waiver from the lender for any non-compliance through November 30, 2021.

The following table reflects the activity under this note (in thousands):

	2020	2019
Principal balance, net at December 31, preceding year	$8,404	$8,639
Principal payments	(624)	(545)
Interest	392	328
Debt discount amortization	15	10
Principal balance, net at September 30,	$8,187	$8,432

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

The agreement contains representations and warranties by the Company and LSQ, certain indemnification provisions in favor of LSQ and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in LSQ’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Company is in compliance with all terms of the agreement. For the three months ended September 30, 2020 and 2019, the Company recorded interest expense of approximately $188,000 and $121,000, respectively, in connection with the LSQ arrangement. For the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of approximately $454,000 and $303,000, respectively, in connection with the LSQ arrangement. As of September 30, 2020, $6,004,000 was outstanding under the LSQ Financing.

7. Warrants

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

WARRANTS EXERCISED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2020
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

Estimated Volatility Factor. Estimated volatility factor is based on the Company’s trading history, which is adjusted for certain periods of the Company’s trading history that are not indicative of normal trading.

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

The Company has accounted for the Warrant Exchange Agreement as a modification under Accounting Standards Codification (“ASC”) 718, Compensation – Stock Based Compensation. The fair value of the April 2020 Warrants was not greater than the fair values of the exchanged warrants immediately prior to the modification date and therefore had no impact on the Company’s three and nine months ended results. The fair value of each exchanged warrants immediately prior to the modification were estimated utilizing either a Black Scholes Merton or Monte Carlo option pricing model. The fair value of each April 2020 Warrants immediately after the modification were estimated utilizing a Black Scholes Merton option pricing model. The following table outlines the range of assumptions utilized in the option pricing models:

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

The following table summarizes information about the Company’s common stock warrants outstanding activity through September 30, 2020 (in thousands, except exercise price data):

				NUMBER OF	NINE MONTHS	NINE MONTHS ENDED NUMBER	NINE MONTHS	NUMBER OF
				SHARES	ENDED	OF	ENDED	SHARES
				SUBJECT TO	NUMBER OF	WARRANTS OR	NUMBER OF	SUBJECT TO
	ISSUE	EXPIRATION		WARRANTS	WARRANTS	SHARES	WARRANTS	WARRANTS
	DATE	DATE	EXERCISE	ISSUED	EXERCISED	ISSUED	EXCHANGED	ISSUED
DESCRIPTION	MM/YY	MM/YY	PRICE	12/31/2019	9/30/2020	9/30/2020	9/30/2020	9/30/2020
June 2013 Warrants	06/13	06/23(1)	$8.40	27	-	-	-	27
August 2015 Warrants	08/15	08/23	$1.91	4,000	-	-	(4,000)	-
November 2016 Warrants	11/16	11/26	$2.38	125	-	-	-	125
November 2017 Warrants	06/17	06/27	$1.10	80	-	-	-	80
February 2018 Warrants 1	02/18	12/20	$1.00	6,750	-	-	(1,378)	5,372
February 2018 Warrants 2	02/18	12/20	$1.25	5,065	-	-	(4,000)	1,065
August 2019 Warrant	09/19	12/21	$1.00	20,600	(6,000)	-	(14,600)	-
August 2019 Warrant (Call Option)	Various after 08/19	01/23	$1.75	16,000	-	6,000	(22,000)	-
April 2020 Warrants, Tranche 1	04/20	05/20	$0.75	-	(3,393)	3,393	-	-
April 2020 Warrants, Tranche 2	04/20	09/20	$0.75	-	(2,714)	2,714	-	-
April 2020 Warrants, Tranche 3	04/20	12/20	$0.75	-	-	13,028	-	13,028
April 2020 Warrants, Tranche 4	04/20	03/21	$0.75	-	-	5,862	-	5,862
April 2020 Warrants, Tranche 5	04/20	12/21	$0.75	-	-	4,885	-	4,885
				52,647	(12,107)	35,882	(45,978)	30,444

The weighted average remaining contractual life and exercise price for these warrants is 0.47 years and $0.83, respectively.

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

8. Share-Based Plans

Under the Company’s Employee Stock Purchase Plan (the “ESPP”), employees may purchase Company stock through payroll deductions over each six-month period beginning on each June 1 and December 1 (the “Offer Period”). The purchase price of the shares will be 85% of the lower of the fair market value of the shares at the beginning or at the end of the Offer Period. As of the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense of approximately $18,000 and $55,000, respectively. As of the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense of approximately $13,000 and $18,000, respectively.

As of September 30, 2020, there were options to purchase 13,709,000 shares of common stock outstanding, 4,475,000 restricted stock units outstanding and 288,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended September 30, 2020 and 2019, the Company recognized share-based compensation of $946,000 and $742,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized share-based compensation of $2,699,000 and $1,888,000, respectively.

In August 2020, in connection with the retirement of its chief executive officer, the Company granted 2,450,000 options to purchase common stock at an exercise price of $1.16 and with a fair value of $899,000 to its new chief executive officer. The Company’s fair value of these grants was estimated utilizing either a Black Scholes or Monte Carlo option pricing model based on the following range of assumptions which have determined consistent with the Company’s historical methodology for such assumptions:

AUGUST 3, 2020
Expected life (years)	2.14-6.08
Estimated volatility factor	58.8%
Risk-free interest rate	0.28%
Expected dividend yield	—

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

Estimated Volatility Factor. As the Company’s common stock has limited period of normalized trading history, the Company calculated the estimated volatility factor based on the Company’s trading history adjusted for certain periods of the Company’s trading history, not indicative of normal trading.

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

During the three months ended September 30, 2020 and 2019, the Company granted options to purchase 2,612,000 and 5,363,000 shares of common stock, respectively, at a weighted average exercise price of $1.16 and $1.43, respectively. During the three months ended September 30, 2020 and 2019, 19,000 and 13,000 options, respectively were exercised at a weighted average exercise price of $0.90 and $1.16, respectively.

The following table summarizes the activity of stock options from December 31, 2019 to September 30, 2020 (in thousands, except weighted average exercise price):

		WEIGHTED-
		AVERAGE
		EXERCISE
	OPTIONS	PRICE
Balance at December 31, 2019	11,821	$2.53
Options granted	2,612	1.16
Options exercised	(36)	0.87
Options cancelled	(688)	1.90
Balance at September 30, 2020	13,709	2.30

In May 2020, the Company granted to certain executives restricted stock units in lieu of ten percent of their annual base salaries for the fiscal year ending December 31, 2020. The total number of restricted stock units granted to these executives was 225,000 at an exercise price of $0.71.

In May 2020 the Company also the granted restricted stock units to certain executives and employees in lieu of cash bonuses for performance related to the fiscal year ended December 31, 2019. The total number of restricted stock units granted to these employees was 890,000 at an exercise price of $0.71. This grant resulted in the reclassification of the total fair value of $632,000 between Accrued liabilities and Additional paid in capital in the Company’s Condensed Consolidated Balance Sheet.

In August 2020, in connection with the Company’s separation and consulting arrangement with its former chief executive officer, the Company granted 1,250,000 restricted stock units. The restricted stock units will vest at each of the three future anniversary dates of the consulting arrangement.

The following table summarizes the activity of restricted stock units from December 31, 2019 to September 30, 2020 (in thousands, except weighted average grant date fair value):

		WEIGHTED-
	RESTRICTED	AVERAGE
	STOCK	EXERCISE
	UNITS	PRICE
Outstanding at December 31, 2019	2,405	$1.40
Granted	2,742	0.96
Exercised	(647)	1.23
Forfeited	(25)	1.37
Outstanding at September 30, 2020	4,475	$1.14

The following table summarizes the activity of non-vested restricted stock units from December 31, 2019 to September 30, 2020 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2019	711	$1.45
Granted	2,742	$0.96
Vested	(1,951)	$1.00
Forfeited	(25)	$1.37
Nonvested at September 30, 2020	1,477	$1.15

9. Related Party Transactions

Warrant Exchange

Ospraie, Ivy Science & Technology Fund (“IS&T”), Ivy VIP Science & Technology (“Ivy VIP” and, together with IS&T, the “Waddell Investors”, and Ardsley, are beneficial owners of the Company’s securities, holding 41.7%, 17.9%, and 11.1%, respectively, of the Company’s total outstanding common stock as of September 30, 2020. In April 2020, in connection with the Company’s execution of the Warrant Exchange Agreement (See Note 7) various warrants held by Ospraie, the Waddell Investors, and Ardsley aggregating a total of 30,666,667, 8,000,000, and 5,222,333 shares, respectively, were exchanged for a total of 21,736,081, 3,397,157, and 3,780,185, April 2020 Warrants, respectively.

Warrant Exercises

In March 2020, 6,000,000 February 2018 Warrants were exercised upon the Company’s utilization of its call option under the Warrant Reorganization Agreement. As a result of this transaction, the Company issued 6,000,000 common shares and 6,000,000 August 2019 Warrants. The total number of warrants exercised at the request of the Company by Ospraie and Ardsley represented 5,027,325 and 874,314, shares of common stock, respectively. The August 2019 Warrants issued as a result of this transaction were subsequently forfeited in connection with the Warrant Exchange Agreement (See Note 7).

In May and September 2020, 3,392,581 and 2,714,065, April 2020 Warrants were exercised in accordance with the terms of the Warrant Exchange Agreement (See Note 7). As a result of these transactions, the Company issued common shares of 4,441,979, 694,242, and 722,517, to Ospraie, the Waddell Investors, and Ardsley, respectively.

August 2015 Senior Secured Promissory Notes

As of September 30, 2020, there have been no changes to the previously reported total principal amount outstanding under the August 2015 Senior Secured Promissory Notes, which continues to be $5,000,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $7,300,000 includes $2,300,000 in accrued interest, of which as of September 30, 2020 and 2019, a total of $1,399,000 and $988,000, respectively, had been incurred.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of September 30, 2020, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

10. Other Matters

Paycheck Protection Program

In April 2020, the Company entered into an unsecured note (the “Note”) in the amount of $1,723,000 under the PPP. The Company has accounted for the transaction when it is considered that there is reasonable assurance that the grant amounts will be received and all necessary qualifying conditions, as stated in the loan agreement, are met, consistent with International Accounting Standards (“IAS”) 20, Accounting for Government Grants. In November 2020, the Company received correspondence from the lender of the PPP that the Company’s PPP loan amount had been forgiven.

For the nine months ended September 30, 2020, the Company recognized as reduction to the expense categories specified under the PPP $702,000 and $695,000, respectively, in Research, development and patents and Selling, general and administrative in the condensed consolidated statement of operations. No amounts were recognized as reduction to Research, development and patents and Selling, general and administrative in the condensed consolidated statement of operations for the three months ended September 30, 2020. The remaining amount of total PPP funds received of $326,000 was allocated to the related PPP-specified expenses associated with the Company’s manufacturing operations and was been capitalized into Inventories, net on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2020 a total of $109,000 was amortized from Inventories, net, offsetting cost of product revenues in the consolidated statement of operations based on the Company’s normal recognition policy for similar items. A total of $217,000 will be recognized in future periods into cost of product revenues in the condensed consolidated statement of operations.

Chief Financial Officer Retirement

On September 21, 2020, James Boyd announced his intention to retire as the Company’s Chief Financial Officer (“CFO”) and President and an employee of the Company. In connection with his retirement, Mr. Boyd entered into the Separation Agreement on September 21, 2020 (the “Separation Agreement”). The Separation Agreement provides that Mr. Boyd’s retirement as an employee and officer of the Company will become effective immediately prior to the date on which a new CFO is retained. In addition to being entitled to any unpaid salary through his retirement date and continued COBRA coverage, in consideration of his execution of certain releases, Mr. Boyd will be entitled under the Separation Agreement to (i) salary continuation (payable at the annual rate of $330,000) for twelve months, (ii) a prorated portion of his 2020 annual bonus, paid in cash (or the full 2020 annual bonus and a prorated portion of the 2021 annual bonus if he remains employed through January 1, 2021), calculated based on achievement of individual goals that are to be agreed to by Mr. Boyd and the Company’s chief executive officer, and with all other terms determined in accordance with the Company’s annual bonus plan as applied to other active senior executives of the Company, and (iii) all of his outstanding unvested stock options will become fully vested.

In connection and in conjunction with Mr. Boyd’s retirement, he also entered into a consulting services agreement with the Company on September 21, 2020 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Boyd will serve as a consultant to the Company for a period of one year following the date of his retirement unless terminated earlier as discussed below or extended by mutual agreement of the Company and Mr. Boyd, to help the Company create and develop an entity dedicated to the eradication of invasive species with the terms of such services and related deliverables detailed in the Consulting Agreement. As consideration for his service as a consultant, Mr. Boyd will receive a one-time award of 200,000 RSUs as soon as practicable after his retirement date, which will vest in equal installments over twelve months, subject to his continuous service as a consultant through the applicable vesting dates. Under the terms of the Consulting Agreement, the Company may terminate Mr. Boyd’s service as a consultant by giving five (5) days prior written notice, in which case any unvested RSUs granted under the Consulting Agreement will vest immediately. The Company may also terminate the Consulting Agreement upon Mr. Boyd’s breach or default or for certain other grounds, in which case Mr. Boyd’s unvested RSUs will be forfeited.

11. Subsequent Events

The Company held its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”) on October 29, 2020. The Company’s stockholders considered and voted on the following proposals at the 2020 Annual Meeting:

(i) The Company’s stockholders elected Pamela G. Marrone, Ph.D., Robert A. Woods, and Yogesh Mago to serve as a Class I directors for a three-year term, ending at the time of the 2023 Annual Meeting of Stockholders (or until a successor is duly elected and qualified) pursuant to the Company’s Bylaws and the applicable laws of the State of Delaware.

(ii) The Company’s stockholders ratified the appointment of Marcum LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020.

(iii) The Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to permit the Company’s board of directors to effect a reverse stock split of the Company’s outstanding common stock at a ratio of not less than one-for-five (1:5) and not more than one-for-fifteen (1:15), which exact ratio will be selected at the discretion of the board of directors, and provided that the board of directors may abandon the reverse stock split in its sole discretion.

(iv) The Company’s stockholders approved the anti-dilution provisions in certain warrants in accordance with Nasdaq Listing Rule 5635(d).

(v) The Company’s stockholders did not approve the stockholder proposal that the Company’s board of directors take each step necessary so that each voting requirement in the Company’s Certificate of Incorporation and Bylaws that calls for a greater than simple majority vote be eliminated, and replaced by a requirement for a majority of the votes cast for and against applicable proposals, or a simple majority in compliance with applicable laws, to take effect within four years.

The full results of the Company’s 2020 Annual Meeting of Stockholders are included in the Company’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2020.

In addition, on November 2, 2020, following the 2020 Annual Meeting, the Company’s board of directors approved an increase in the size of the board of directors to eight people, with the one additional vacancy being in Class III, effective immediately. The board of directors appointed Lara L. Lee to fill the vacancy as a Class III director of the Company, with Ms. Lee’s term to expire as of the Company’s 2022 Annual Meeting of Stockholders. Ms. Lee will serve on the Audit Committee and Compensation Committee of the board of directors.

The Company has evaluated its subsequent events from September 30, 2020 through the date these condensed consolidated financial statements were issued, and has determined that there are no additional subsequent events required to be disclosed.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “would,” “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potential” “outlook,” “if,” “future,” “targets,” “seek,” or and similar words and phrases, including negatives of these terms or similar expressions, or other variations of these terms, that denote future events. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of product candidates or programs, clinical trial plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our ability to protect intellectual property rights, the benefits of our recent acquisitions, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, the impact of COVID-19 on our operations, the potential exercise of Company warrants, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A— “ Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—“Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Business Strategy

The agricultural industry is increasingly dependent on effective and sustainable crop protection practices to maximize yields and quality in a world of increased demand for agricultural products, rising consumer awareness of food production processes and finite land and water resources. In addition, external market research reported that the global market for biopesticides, plant health and bionutrition products is growing substantially faster than the overall markets for chemical products and fertilizers (plant nutrition). This demand is in part a result of conventional growers acknowledging that there are tangible benefits to adopting bio-based crop protection and plant health products into integrated pest management (“IPM”) programs, as well as increasing consumer demand for sustainably produced and organic food. We seek to capitalize on these global trends by providing both conventional and organic growers with solutions to a broad range of crop protection and plant health needs through strategies such as adding new products to our product portfolio, continuing to broaden the commercial applications of our existing product lines, leveraging growers’ positive experiences with existing product lines, educating growers with on farm product demonstrations and controlled product launches with key target customers and other early adopters.

We sell our products through distributors and other commercial partners to growers who use our bioprotection products to manage pests and plant diseases, our plant health products to reduce crop stress and both our plant health and bionutrition products to increase yields and quality. Out of our Davis, California facilities we have developed and commercialized several patent-protected product lines based on various active ingredients, which we refer to in this Quarterly Report as our Marrone products, including our Regalia product line (based on the active ingredient knotweed), for controlling plant disease and increasing plant health, our Grandevo and Venerate product lines (based on two new species of bacteria, Chromobacterium subtsugae and Burkholderia rinojensis), each for insect and mite control, our Majestene product line and its turf and ornamentals counterpart brand Zelto (based on the same active ingredient bacterium in Venerate), each for nematode control, and our Stargus product line (based on a new strain of Bacillus nakamurai), for downy mildew and white mold control and increased plant health. In addition, in 2019, we acquired the peroxyacetic acid-based plant health product lines Jet-Ag and Jet-Oxide from Jet Harvest Solutions, which we refer to in this Quarterly Report as our Jet products, and through our 2019 acquisition of Pro Farm Technologies OY (“Pro Farm”), we added to our portfolio bionutrition and plant health product lines, which we refer to in this Quarterly Report as our Pro Farm products, including UBP and Foramin.

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

We have also expanded our growth strategy through acquisitions of products and companies that broaden our plant health and bionutrition product offerings, both multibillion-dollar segments that are also rapidly growing. In September 2019, we completed the acquisition of Pro Farm, which expanded our portfolio of bio-based products for integrated crop protection and plant health to now include UBP, Foramin and LumiBio. Also in September 2019, we completed the purchase of substantially all rights and assets related to the Jet-Ag and Jet-Oxide (biofungicide and disinfectants) product lines from Austin Grant, Inc., a Florida corporation d/b/a Jet Harvest Solutions.

Third Quarter 2020 Highlights

During the third quarter of 2020, we, like all businesses domestically and globally, continued to be impacted by the COVID-19 pandemic. Our headquarters in Davis, California, our manufacturing facility in Bangor, Michigan and our international subsidiary headquarters in Helsinki, Finland, are located in geographic regions where at the state and/or local levels, governments continue to mandate social distancing measures which began in early- to mid-March 2020 along with shelter in place orders. However, as a supplier to the broader agriculture industry, we have continued to maintain scaled operations under the essential business definition under these orders. We are pleased to have continued to service the agricultural industry during this unprecedented environment through our product portfolio offerings. Further, in part as a result of the $1.7 million of low-interest support from the Payroll Protection Program (the “PPP”), we have not had to lay off employees, and thereby have been able to supply growers during the critical spring growing season without significant interruptions. At the same time, we are conserving cash through prudent expense control and restricting non-essential travel while serving customers and working to ensure the safety of our employees, customers and partners.

The following are the more significant financial results for the three months ended September 30, 2020:

●	Revenues increased approximately 26.8% year over year to $8.8 million from $7.0 million for the same period in 2019;

●	Gross profits increased approximately 39.5% year over year to $5.0 million from $3.6 million for the same period in 2019 and gross margins increased to 56.7% from 51.5% for the same period in the prior year;

●	Operating expenses were $10.4 million in the third quarter of 2020, compared with $13.4 million in the third quarter of 2019; and
●	Net loss in the third quarter of 2020 was $6.1 million, as compared with a net loss of $16.4 million in third quarter of 2019.

The following are the more significant financial results for the nine months ended September 30, 2020:

●	Revenues increased approximately 35.2% year over year to $30.7 million from $22.7 million for the same period in 2019;

●	Gross profits increased approximately 45.0% year over year to $18.0 million from $12.4 million for the same period in 2019 and gross margins increased to 58.6% from 54.6% for the same period in the prior year;

●	Operating expenses were $31.1 million in the first three quarters of 2020, compared with $32.2 million in the first three quarters of 2019; and
●	Net loss for the first three quarters of 2020 was $16.0 million, as compared with a net loss of $27.0 million in the first three quarters of 2019.

Other significant developments for our business during the three months ended September 30, 2020 include the announcement of the upcoming retirement of our Chief Financial Officer and President, Jim Boyd and execution of an exclusive distribution agreement with Rizobacter for a foliar fertilizer and plant health technology in South America.

In addition, in April 2020, we entered into a warrant exchange agreement with certain warrant holders reducing the number of shares subject to the outstanding Company warrants from 52.6 million to 36.4 million. Pursuant to the warrant exchange agreement, warrants representing the right to purchase up to 46.0 million shares of common stock at varying exercise prices and expiration dates were exchanged for warrants representing the right to purchase up to 29.9 million shares of common stock with an exercise price of $0.75 per share. The new warrants have five different expirations dates, three in 2020 and two in 2021. The new warrants that were subject to the expiration dates of May 1, 2020 and September 15, 2020, were exercised to purchase 3.4 million and 2.7 million shares of common stock resulting in gross proceeds of $4.6 million.

As previously reported, in March 2020, prior to the warrant exchange agreement, we called for the exercise of 6.0 million shares of common stock pursuant to outstanding warrant agreements at $1.00 per share, which were included in the results above for the nine months ended September 30, 2020 in a non-cash charge of $1.4 million related to the fair value of new warrants to purchase up to 6.0 million shares of common stock at an exercise price of $1.75. The 6.0 million warrants issued as a result of this transaction were subsequently exchanged pursuant to the warrant exchange agreement.

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

We believe that the assumptions and estimates associated with estimating revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize, fair value of warrants, forecast estimated utilized in our impairment assessment of long-lived asset, intangibles and goodwill, contingent consideration liabilities and our going concern assessment, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Key Components of Our Results of Operations

Revenues

Our total revenues were $8.8 million and $7.0 million for the three months ended September 30, 2020 and 2019, respectively. Our total revenues were $30.7 million and $22.7 million for the nine months ended September 30, 2020 and 2019, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Regalia, Grandevo, Venerate, and LumniBio product lines, but also included sales of Majestene, Stargus, Foramin, UBP-110, Jet-Ag and Jet-Oxide. We believe our revenues may largely be impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters, infectious diseases and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. Despite the impact of COVID-19, we presently expect revenues to continue to increase year-over-year for 2020 in line with historic growth rates, in part due to our expanded seed treatment offerings.

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99% and 98% of our total revenues for the three months ended September 30, 2020 and 2019, respectively and 99% of our total revenues for each of the nine months ended September 30, 2020 and 2019. Product revenues in the United States constituted 75% and 92% of our total revenues for the three months ended September 30, 2020 and 2019, respectively. Product revenues in the United States constituted 75% and 94% of our total revenues for each of the nine months ended September 30, 2020 and 2019, respectively.

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

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights for our commercial product offerings, or for our broader pipeline of products, for certain geographic markets or for market segments that we do not address directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the three and nine months ended September 30, 2020 and 2019, license revenues constituted 2% and 1% of total revenues, respectively. As of September 30, 2020, we had received an aggregate of $4.1 million in payments under our strategic collaboration and distribution agreements. There will be an additional $0.8 million in payments under these agreements that we can potentially receive if the testing validation, regulatory progress and commercialization events occur.

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

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, and target annual gross margins in the mid-50% range, our overall gross margins may vary as we introduce new products. In particular, we may experience downward pressure on overall gross margins as we continue to expand sales of our more recent commercially available products including Haven, Stargus, our Jet and Pro Farm products. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix, sales incentives such as discounts and rebates and average selling prices.

In connection with the Company’s receipt of PPP funds, the Company allocated $0.3 million to qualified costs incurred at our manufacturing plant which was previously capitalized. For the three and nine months as of September 30, 2020 $0.1 million has been recognized as a reduction to cost of product revenues and the remaining $0.2 million will be recognized in future periods consistent with the amortization of similar items.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent and regulatory staff in support of product discovery, development, and support for manufacturing, quality, and regulatory activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $3.1 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively and $8.7 million and $10.3 million for the nine months ended September 30, 2020 and 2019, respectively. We have utilized a significant portion of our research and development resources to improve margins on existing products and pipeline products to market including supporting manufacturing and quality. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our reduced budget. Since some of our key research, development and patent resource employees are working remotely as a result of COVID-19, and due to some reliance on external suppliers who are also impacted by COVID-19, our expenses may not be at the level they otherwise would be during this period. Additionally in connection with the Company’s receipt of PPP funds, for the three and nine months ended September 30, 2020, our operating expenses for research, development and patent expenses were reduced by none and $0.7 million, respectively.

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

For the three and nine months ended September 30, 2020, in connection with the Company’s receipt of PPP funds, our selling, general and administrative expenses were reduced by none and $0.7 million, respectively.

Interest Expense

Interest expenses are primarily driven by outstanding debt financing arrangements however not all of our current debt instruments are currently generating interest expenses. See Note 6 and 10 to our condensed consolidated financial statements.

Income Tax Provision

As of the three and nine months ended September 30, 2020 the Company recognized $0.04 million and $0.1 million, respectively in income tax provisions for foreign tax purposes and no amounts for the comparative three and nine month periods ended September 30, 2019. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income) for the nine months ended September 30, 2020 was (0.77%). The effective tax rate for the first three quarters of 2020 reflects additional foreign income tax required by the acquisition of Pro Farm. The Company does not recognize benefits from tax losses in the United States or for certain Pro Farm subsidiaries.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Revenues:
Product	99%	98%	99%	99%
License	1%	2%	1%	1%
Total revenues	100%	100%	100%	100%
Cost of product revenues	43%	49%	41%	45%
Gross profit	57%	51%	59%	55%
Operating Expenses:
Research, development and patent	35%	54%	28%	46%
Selling, general and administrative	83%	138%	73%	96%
Total operating expenses	118%	192%	101%	142%
Loss from operations	-61%	-140%	-43%	-87%
Other income (expense):
Interest expense	-5%	-5%	-4%	-4%
Loss on modification of warrants	0%	-22%	0%	-7%
Loss on issuance of new warrants	0%	-68%	-5%	-21%
Change in fair value of contingent consideration	-2%	0%	-2%	0%
Other income (expense), net	0%	1%	1%	1%
Total other expense, net	-7%	-95%	-9%	-32%
Loss before taxes	-68%	-235%	-52%	-119%
Income tax expense	0%	0%	0%	0%
Net Loss	-68%	-235%	-52%	-119%

Product Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Product revenues	$8,697	$6,859	$30,295	$22,342
% of total revenues	99%	98%	99%	99%

Product revenues during the three and nine months ended September 30, 2020 and 2019 increased by approximately $1.8 million, or 26.8% and by approximately $8.0 million, or 35.6% to the comparative periods in 2019, as a result of higher demand for and sales of our legacy product families, Regalia, Venerate, and Grandevo and as a result of product sales of our Pro Farm subsidiary product LumiBio Kelta. During the three months ended September 30, 2020, the Company continued to see great diversity in sales of product offerings and we expect to continue to see diversity in our sales mix as we continue to invest in our sales and marketing efforts, including during periods impacted by COVID-19.

License Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
	(Dollars in thousands)
License revenues	$131	$107	$361	$337
% of total revenues	1%	2%	1%	1%

License revenues increased consistent for each of the three and nine months ended September 30, 2020 and 2019, in line with our expectations. Future periods may be impacted positively upon us entering into new or amended collaborative agreements or by up to $0.8 million upon the completion of milestones from previous agreements.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Cost of product revenues	$3,826	$3,381	$12,701	$10,298
% of total revenues	43%	49%	41%	45%
Gross profit	5,002	3,585	17,955	12,381
% of total revenues	56.7%	51.5%	58.6%	54.6%

For the three months ended September 30, 2020, cost of product revenues increased by approximately $0.4 million or 13.2% and gross profit increased to 56.7% from 51.5% from the prior comparative period. For the nine months ended September 30, 2020, cost of product revenues increased by $2.4 million or 23.3% and gross profit increased to 58.6% from 54.6% from the prior comparative period. Increases in gross profit for each period was driven by more favorable and more diverse sales mix.

Research, Development and Patent Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Research, development and patent	$3,112	$3,760	$8,658	$10,336
% of total revenues	35%	54%	28%	46%

Research, development and patent expenses for the three months ended September 30, 2020 decreased by $0.6 million, or 17.2%, and for the nine months ended September 30, 2020 decreased by $1.7 million, or 16.2%. For the three months ended September 30, 2020, costs associated with toxicology, regulatory field trials and field testing in the aggregate decreased by $0.7 million. For the nine months ended September 30, 2020 costs associated with toxicology, regulatory field trials and field testing in the aggregate decreased by $0.9 million and depreciation expense of $0.3 million. The nine month decrease includes $0.7 million in PPP funds for payroll related expenses and is the result of cost management efforts which began at the tail end of the prior interim period in light of COVID-19 whereby resources are allocated to high priority projects and pipeline products.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Selling, general administrative expenses	$7,335	$9,598	$22,406	$21,876
% of total revenues	83%	138%	73%	96%

Selling, general and administrative expenses for the three months ended September 30, 2020 decreased by $2.3 million, or 23.6%. The decrease in the results for the three months ended September 30, 2020 was primarily due to operating expenses related our acquisition activities in the prior year and the settlement of litigation, including as reduction of $2.0 million in legal related expenses, as well as reductions of $0.7 million in consulting and outside services, $0.5 million in accounting and tax professional services and $0.3 million in travel related expenses in connection with travel restrictions put into place as a result of COVID-19. These decreases were offset by increases of $0.4 million related to amortization of the acquired intangibles assets and $0.2 million related to stock-based compensation.

Selling, general and administrative expenses for the nine months ended September 30, 2020 increased by $0.5 million, or 2.4%. The increase for the nine months ended September 30, 2020 compared to the first three quarters of 2019 was due primarily to increases in our expenses related to the acquired Pro Farm business, an increase of $1.6 million related to amortization of the acquired intangibles assets both of which were not included in the comparative prior period, an increase of $0.7 million in stock based compensation. These increases were offset by operating expenses related our acquisition activities in the prior year and the settlement of litigation, including a reduction of $2.6 million in legal related expenses, as well as reductions of $0.6 million in consulting and outside services, $0.3 million in accounting and tax professional services and $0.6 million in travel related expenses in connection with travel restrictions put into place as a result of COVID-19. Additionally during the nine months ended September 30, 2020, these expenses were also offset by $0.7 million in PPP funds used primarily for payroll related expenses.

Other Expense, Net

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest expense	$(405)	$(355)	$(1,073)	$(1,014)
Loss on modification of warrants	-	(1,564)	-	(1,564)
Loss on issuance of new warrants	-	(4,751)	(1,391)	(4,751)
Change in fair value of contingent consideration	(200)	-	(563)	-
Other (expense) income, net	24	77	296	126
Total other income (expense), net	$(581)	$(6,593)	$(2,731)	$(7,203)
% of total revenues	-7%	-95%	-9%	-32%

For the three months ended September 30, 2020 and 2019, respectively, other expense, net, decreased by $6.0 million as compared to the same period in 2019, respectively, primarily due to the prior period’s losses incurred as a result of our modification and call of outstanding warrants offset by the current period change in the fair value of our contingent consideration obligations.

For the nine months ended September 30, 2020 and 2019, respectively, other expense, net, decreased by $4.5 million as compared to the same period in 2019, respectively, primarily due to $3.4 million in loss recognized for the for the issuance of August 2019 warrants in connection with the Company’s call option of outstanding warrants and $1.5 million related to the loss on modification of outstanding warrants, and due to the change in the fair value of our contingent consideration obligations offset by $0.2 million primarily due to foreign currency translation included in Other expense (income), net.

Seasonality and Quarterly Results

The second half of the year is typically a shoulder period in the agricultural industry, with the harvest of crops completing in certain areas and planting beginning in others. Accordingly, we have increasingly had higher sales during the first half of the year than the second half, and believe this trend will continue. However, the level of seasonality in our business may change due to a number of factors, such as our expansion into new geographical territories (including as the result of the acquisition of Pro Farm), the introduction of new products, the timing of introductions of new products, and the impact of weather and climate change. Further, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of the number of variables on which sales of our products are dependent. Weather conditions, new trade tariffs, natural disasters, outbreaks of infectious diseases (including the current COVID-19 pandemic) and other factors affect planting and growing seasons and incidence of pests and plant disease, may, accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

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

The New Warrants all have an exercise price of $0.75 per share, and expire in five tranches, as follows: (i) May 1, 2020, with respect to 3,392,581 Warrant Shares, (ii) September 15, 2020, with respect to 2,714,065 Warrant Shares, (iii) December 15, 2020, with respect to 13,027,512 Warrant Shares, (iv) March 15, 2021, with respect to 5,862,380 Warrant Shares, and (v) and December 15, 2021 with respect to 4,885,317 Warrant Shares. Prior to the May 1, 2020 and September 15, 2020 expiration dates, the Investors exercised all the New Warrants subject to the first and second tranche, for an aggregate of approximately $4.6 million. (Refer to Note 7 of the condensed consolidated financial statements)

We believe that our existing cash and cash equivalents of $9.0 million at September 30, 2020, expected revenues and tightly managed operating costs, the exercise of a portion of outstanding warrants, including those which were issued in April 2020, will be sufficient to fund operations as currently planned through at least one year from the date of the issuance of these financial statements. We cannot predict, with certainty, the outcome of our actions to grow revenues or manage or reduce costs, or that our outstanding warrants will be exercised by the warrant holders. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected, including adverse impacts of the current COVID-19 pandemic on our operations. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand our international presence and commercialization, general capital expenditures and satisfaction of debt obligations. We may seek additional capital through debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue the promotion of currently available products, scale back or discontinue the advancement of product candidates, reduce headcount, file for bankruptcy, reorganize, merge with another entity, or cease operations. We incorporated additional information regarding risks related to our capital and liquidity described in Part II— Item 1A— “Risk Factors.”

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. Our liquidity may be negatively impacted as a result of slower than expected adoption of our products.

We had the following debt arrangements in place as of September 30, 2020 (dollars in thousands):

		PRINCIPAL
		BALANCE
DESCRIPTION	STATED ANNUAL INTEREST RATE	(INCLUDING ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)(5)	8.00%	$2,983	Due December 31, 2022
Promissory Note (2)	5.25%	$8,378	Monthly/June 2036
Promissory Notes (3)(5)	8.00%	$6,399	Due December 31, 2022
Secured Borrowing (4)(6)	12.78%	$6,038	Varies/November 2020
Loan Facility(A)	1.00%	$84	Proportionately each September 2022, 2023, 2024, 2025

See Note 6 of the condensed consolidated financial statements for each of the following debt arrangements:

(1) “—October 2012 and April 2013 Secured Promissory Notes.”

(2) “—June 2014 Secured Promissory Note.”

(3) “—August 2015 Senior Secured Promissory Notes.”

(4) “—LSQ Financing.”

(5) In February 2018, the maturity date and all interest payments were extended to December 2022

(6) Payable through the lender’s direct collection of certain accounts receivable through November 2020.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(in Thousands)
Net cash used in operating activities	$(8,600)	$(16,395)
Net cash used in investing activities	$(1,346)	$(6,611)
Net cash provided in financing activities	$12,665	$12,684
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,719	$(10,322)

Cash Flows from Operating Activities

Net cash used in operating activities of $8.6 million during the nine months ended September 30, 2020 primarily resulted from our net loss of $16.0 million and cash used in operating assets and liabilities of $0.8 million. This use was partially offset by non-cash charges of $8.1 million consisting of $1.4 million related to loss on issuance of new warrant in connection with our call of the exercise of 6,000,000 shares under outstanding warrants, $2.7 million of depreciation and amortization, $2.8 million of share-based compensation expense, and $0.6 million of amortization of right-of-use assets, and $0.6 million in changes to the Company’s contingent consideration in connection with the Pro Farm Acquisition.

Net cash used in operating activities of $16.4 million during the nine months ended September 30, 2019 primarily resulted from our net loss of $27.0 million and the operating assets and liabilities from our acquisitions of Pro Farm and Jet-Ag and Jet-Oxide including cash and contingent consideration to be paid in the future. These uses were partially offset by non-cash charges of $10.5 million consisting of $1.6 million related to loss on modification of previously outstanding warrants, $4.8 million related to loss on issuance of new warrant in connection with our call of the exercise of 10,000,000 shares under outstanding warrants, $1.4 million of depreciation and amortization, $1.9 million of share-based compensation expense, $0.6 million of amortization of right-of-use assets and $0.2 million of non-cash interest expense.

Cash Flows from Investing Activities

Net cash used in investing activities were $1.3 million during the nine months ended September 30, 2020. Cash flow from investing included $0.9 million contingent payments in connection with the purchase of the Jet-Ag and Jet-Oxide product lines with the remainder a result of purchases of property, plant and equipment to support our operations.

Net cash used in investing activities were $6.6 million during the nine months ended September 30, 2019. Cash flow from investing activities included $5.8 million, net related to the acquisition of Pro Farm and $0.5 million related to the acquisition of product lines Jet-Ag and Jet-Oxide with the remainder a result from purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided in financing activities of $12.7 million during the nine months ended September 30, 2020 consisted primarily of $1.9 million in net reductions and repayment of debt, $10.5 million related to the exercise of warrants including approximately 6.1 million warrants which were issued in connection with the Company’s Warrant Exchange Agreement (See Note 7 of the condensed consolidated financial statements), net of registration costs and $0.2 million in proceeds from employee equity related instruments.

Net cash provided in financing activities of $12.7 million during the nine months ended September 30, 2019, consisted primarily of $2.5 million in net reductions and repayment of debt offset by $10.0 million related to the exercise of previously outstanding warrants.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2020 and 2019.

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

Interest Rate Risk

We had cash and cash equivalents of $9.0 million as of September 30, 2020, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We entered into a promissory note in June 2014, which bears interest at the prime rate plus 2%. A change in market interest rates of 1% would have an impact of approximately $0.1 million on our future annual interest expense. All of our other debt is at fixed interest rates and thus a change in market interest rates would not have an impact on interest expense.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2020.

Changes in Internal Control

For the three months ended September 30, 2020, the Company has designed and implemented internal controls over its significant acquired Pro Farm subsidiary locations, otherwise there have been no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, suppliers, distributors and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that have been mandated by governmental authorities in California and Michigan where the Company’s headquarters and manufacturing facilities, respectively, are located that may extend beyond November 2020. Under the shutdown orders the Company scaled down certain aspects of our business and although generally many geographic locations have reopened with limitations, we cannot determine when our operations will revert to levels that are similar to those immediately prior to the shelter in place orders in early- and mid- March 2020. Additionally, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain for, the manufacture or shipment of, and the demand for our products and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including by limiting our ability to obtain financing or to rely on our existing financing facilities. Although we presently expect continued revenue growth in 2020 despite the impact of COVID-19, the extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We will require additional financing in the future to meet our business requirements and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We expect to continue to incur significant losses until we are able to significantly increase our revenue. Accordingly, we will need significant additional financing, whether from exercise of outstanding warrants or, potentially, from additional sources, to maintain and expand our business, including, for example, working capital associated with increased sales, costs associated with increased headcount, potential capital expenditures to grow capacity at our Bangor manufacturing facility and potential acquisitions of complementary technologies, as well as to meet the financial covenants of and pay the principal and interest under our debt agreements, under which approximately $23.8 million of principal and deferred interest payments remained outstanding as of November 6, 2020.

As of November 6, 2020, we have outstanding warrants with certain of our shareholders to purchase approximately 23.8 million shares of our common stock at $0.75 per share, 5.4 million shares of our common stock at $1.00 per share, and 1.1 million shares of our common stock at $1.25 per share, which, if all exercised in cash, would result in an aggregate of $26.6 million in proceeds to us and would significantly reduce our need for additional financing. However, there can be no assurances that any of these warrants will be exercised when we require funds or at all, particularly if our common stock trades at prices below the applicable exercise price. Further, certain warrant holders are eligible to exercise via cashless “net” exercise if we do not have an effective resale registration statements in place by March 31, 2021 or if our existing resale registration statement is no longer available. Any exercise of our outstanding warrants will dilute the ownership of our other stockholders.

We may also seek additional funds from public or private equity offerings, debt financings, and strategic collaborations involving up-front cash payments or other means. However, additional capital may not be available on terms acceptable to us, or at all. As a result of the late filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2019, until one year after we became current in our filings, or December 2020 at the earliest, we are not eligible to sell securities using our registration statements on Form S-3, including any shelf registration statement, which will limit our ability to raise financing in capital markets transactions (including, for example, at-the-market offerings). Further, we believe recent uncertainty in the economy due to worldwide COVID-19 public health emergency has and may continue to depress our stock price and severely reduce market liquidity overall. Any additional equity financing we do raise be significantly dilutive to stockholders or, in some cases, require us to seek stockholder approval for the financing or result in antidilution adjustments to the prices of our outstanding warrants, reducing potential proceeds from their exercise. Any debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, our existing loan agreements contain certain restrictive covenants that either limit our ability to or require a mandatory prepayment if we incur additional indebtedness and liens and enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amounts under the debt agreements, which could require us to pay additional prepayment penalties. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

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

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.1(a)#*	Offer letter, dated July 3, 2020, by and between Marrone Bio Innovations, Inc. and Kevin Helash (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 6, 2020).

10.1(b)#	Change in Control Agreement, dated as of July 3, 2020, by and between Marrone Bio Innovations, Inc. and Kevin Helash (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 6, 2020).

10.2(a)#	Employment Separation Agreement, dated September 21, 2020 between Marrone Bio Innovations, Inc. and James B. Boyd (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 23, 2020).

10.2(b)#*	Consulting Agreement, dated September 21, 2020, between Marrone Bio Innovations, Inc. and James B. Boyd (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 23, 2020).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements

104	XBRL for cover page of the Company’s Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

# Indicates management compensatory agreement.

* Confidential portions of this exhibit have been omitted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on November 9, 2020.

MARRONE BIO INNOVATIONS, INC.

/s/Kevin Helash
Kevin Helash
Chief Executive Officer

