Form 10-K/A
period 2020-12-31
MARRONE BIO INNOVATIONS INC
filed 2021-03-26
CIK 1441693

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

As of June 30, 2020, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $67,643,673 based upon the closing price of the common stock as reported on the Nasdaq Capital Market. This calculation excludes the shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock as of June 30, 2020. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 16, 2021
Common Stock, $0.00001 par value	173,483,026

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Marrone Bio Innovations, Inc. for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, or SEC, on March 23, 2021 (the “Original Filing”) is being filed only for the purpose of correcting Exhibit 23.1 “Independent Registered Public Accounting Firm’s Consent” (the “Consent”). The original Consent had a typographical error with regards to the date of the report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxely Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of those certifications have been omitted.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Form 10-K/A:

1.	Consolidated financial statements:

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Filing.

2.	Financial Statement Schedules

None.

3.	Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K/A, which is incorporated by reference here.

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

3.1	Fourth Amended and Restated Certificate of Incorporation of Marrone Bio Innovations, Inc.	10-K	001-36030	3.1	March 25, 2014

3.2	Fifth Amended and Restated Bylaws of Marrone Bio Innovations, Inc.	8-K	001-36030	3.1	April 26, 2019

4.1	Form of Marrone Bio Innovations, Inc.’s common stock certificate.	S-1/A	333-189753	10.4	July 22, 2013

4.2	Form of Senior Secured Promissory Notes issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.1	August 25, 2015

4.3	Form of Warrants issued by Marrone Bio Innovations, Inc. to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology dated August 20, 2015.	8-K	001-36030	4.2	August 25, 2015

4.4	Form of Warrants issued by Marrone Bio Innovations, Inc. pursuant to the Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	4.4	April 5, 2018

4.5	Warrant issued by Marrone Bio Innovations, Inc. to MZHCI, LLC, dated June 6, 2017.	10-Q	001-36030	4.1	August 14, 2017

4.6	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to the Buyers listed in that certain Securities Purchase Agreement dated December 15, 2017.	8-K	001-36030	4.1	December 18, 2017

4.7	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy VIP Science & Technology.	8-K	001-36030	4.2	December 18, 2017

4.8	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to Gordon Snyder, as agent, and certain of its affiliates to that certain Loan Agreement, as amended.	8-K	001-36030	4.3	December 18, 2017

4.9	Form of Warrants issued by Marrone Bio Innovations, Inc. on February 5, 2018 to National Securities Corporation and certain of its affiliates.	8-K	001-36030	4.4	December 18, 2017

4.10	Form of Warrants issued by Marrone Bio Innovations, Inc. in connection with June 2013 Credit Facility.	S-1	333-189753	10.33	July 1, 2013

4.11	Warrant Amendment and Plan of Reorganization Agreement, dated August 6, 2019, by and among Marrone Bio Innovations, Inc., Ospraie AG Science LLC, Ardsley Partners Renewable Energy Fund, L.P. and Ivan Saval.	8-K	001-36030	4.1	August 8, 2019

4.12	Form of Warrant issued by Marrone Bio Innovations, Inc. in connection with the August 6, 2019 Warrant Agreement	8-K	001-36030	4.2	August 8, 2019

4.13	Form of Warrant issued by Marrone Bio Innovations, Inc. in connection with April 29, 2020 Warrant Exchange Agreement	8-K	001-36030	4.1	April 30, 2020

4.14	Description of Registrant’s Securities

4.15	Amendment to the Van Herk Warrant, by and among, Marrone Bio Innovations, Inc., Ospraie Ag Science LLC, and Van Herk Investments B.V., dated December 29, 2020.	8-K	001-36030	4.11	January 5, 2021

10.2	Office Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Seven Davis, LLC.	10-Q	001-36030	10.4	May 15, 2014

10.3#	Marrone Bio Innovations, Inc. Stock Option Plan and related documents.	S-1	333-189753	10.1	July 1, 2013

10.4#	Marrone Bio Innovations, Inc. 2011 Stock Plan and related documents.	S-1	333-189753	10.2	July 1, 2013

10.5#	Marrone Bio Innovations, Inc. 2013 Stock Incentive Plan and related documents.	S-1/A	333-189753	10.3	July 22, 2013

10.6#	Indemnification Agreement by and between Marrone Bio Innovations, Inc. and each of its directors and executive officers.	S-1/A	333-189753	10.4	July 22, 2013

10.7#	Offer letter, dated June 29, 2006, between Marrone Organic Innovations, Inc. and Dr. Pamela G. Marrone.	S-1	333-189753	10.5	July 1, 2013

10.8(a)#	Offer letter, dated February 10, 2014, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.8	March 25, 2014

10.8(b)#	Letter Agreement, dated March 3, 2015, between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.9	November 10, 2015

10.8(c)#	Promotion Agreement, dated August 14, 2017, between Marrone Bio Innovations, Inc. and James Boyd.	10-Q	001-36030	10.46	November 14, 2017

10.10#	Offer letter, dated April 16, 2018, between the Company and Kevin Hammill.	10-Q	001-36030	10.2	August 14, 2018

10.11	License Agreement, dated November 13, 2007, between the U.S. Government, as represented by the U.S. Department of Agriculture, Agricultural Research Service, and Marrone Organic Innovations, Inc.	S-1	333-189753	10.25	July 1, 2013

10.14	Business Loan Agreement, dated June 13, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing LLC and Marrone Bio Innovations, Inc.	10-Q	001-36030	10.4	August 13, 2014

10.15(a)	Invoice Purchase Agreement, made on March 24, 2017 between Marrone Bio Innovations, Inc. and LSQ Funding Group, L.C.	10-Q	001-36030	10.44	May 15, 2017

10.15(b)	First Amendment to Invoice Purchase Agreement, dated June 30, 2018, between Marrone Bio Innovations, Inc. and LSQ Funding Group, L.C.	10-Q	001-36030	10.3	August 14, 2018

10.16	Subordination Agreement, dated as of March 28, 2017 by and among Five Star Bank, Marrone Bio Innovations, Inc., and LSQ Funding Group L.C.	10-Q	001-36030	10.45	May 15, 2017

10.17	Intercreditor Agreement, dated as of March 22, 2017, between Ivy Investment Management Company, administrative agent for the Waddell Lenders (defined therein), Gordon Snyder, administrative agent for Snyder Lenders (defined therein) and LSQ Funding Group, L.C.	10-Q	001-36030	10.43	May 15, 2017

10.18(a)	Loan Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc., the Investors party thereto and Gordon Snyder, as agent, including form of promissory note and warrant.	S-1	333-189753	10.17	July 1, 2013

10.18(b)	Amendment and Consent, dated April 10, 2013, by and among Marrone Bio Innovations, Inc. and the administrative agent party thereto.	S-1	333-189753	10.23	July 1, 2013

10.18(c)	Omnibus Amendment to Loan Agreement, dated as of August 19, 2015, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.2	August 25, 2015

10.18(d)	Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.42	April 3, 2017

10.18(e)	Fourth Amendment to Loan Agreement, dated as of October 12, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.18(e)	April 5, 2018

10.18(f)	Fifth Amendment to Loan Agreement, dated as of October 23, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.18(f)	April 5, 2018

10.18(g)	Sixth Amendment to Loan Agreement, dated as of December 15, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.3	December 18, 2017

10.19	Security Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc. and the administrative and collateral agent.	S-1	333-189753	10.18	July 1, 2013

10.20(a)	Omnibus Amendment No. 1 to Notes, dated as of May 31, 2016, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	8-K	001-36030	10.01	June 2, 2016

10.20(b)	Omnibus Amendment No. 2, dated as of October 6, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	10-K	001-36030	10.20 (b)	April 5, 2018

10.20(c)	Omnibus Amendment No. 3, dated as of October 23, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	10-K	001-36030	10.20 (c)	April 5, 2018

10.20(d)	Omnibus Amendment No. 4 to Notes, dated December 15, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy VIP Science & Technology, Marrone Bio Innovations, Inc. and Ospraie Management LLC.	8-K	001-36030	10.2	December 18, 2017

10.21	Security Agreement, dated as of August 20, 2015, by and among Marrone Bio Innovations, Inc. and the counterparties thereto.	8-K	001-36030	10.1	August 25, 2015

10.22(a)	Promissory Note, dated October 12, 2017, by and between Marrone Bio Innovations, Inc. and Dwight W. Anderson.		001-36030	10.22(a)	April 5, 2018

10.22(b)	Amended and Restated Promissory Note, dated October 23 2017, by and between Marrone Bio Innovations, Inc. and Dwight W. Anderson.		001-36030	10.22(b)	April 5, 2018

10.22(c)	Secured Promissory Note, dated December 22, 2017 between Marrone Bio Innovations, Inc. and Dwight W. Anderson.	8-K	001-36030	10.1	December 29, 2017

10.23	Security Agreement, dated as of December 22, 2017 between Marrone Bio Innovations, Inc. and Dwight W. Anderson.	8-K	001-36030	10.1	December 29, 2017

10.24	Securities Purchase Agreement, dated December 15, 2017, by and among Marrone Bio Innovations, Inc. and the investors listed on the Schedule of Buyers attached therein.	8-K	001-36030	10.1	December 18, 2017

10.28#	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and James B. Boyd.	10-K	001-36030	10.35	April 3, 2017

10.29#	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and Linda V Moore.	10-K	001-36030	10.37	April 3, 2017

10.29	First Amendment to Lease, dated April 25, 2019, by and between San Carlos Retail Venture, L.P., Verbenta URP Partners, LP, Fulcrum URP Investors, LP, Gray & Affrime Family LLC, and Flores-Lopez Anvary LLC.	10-Q	001-36030	10.2	August 8, 2019

10.30†	Share Purchase Agreement, dated August 7, 2019, by and among Marrone Bio Innovations, Inc., Pro Farm Technologies OY, the Shareholders and Matti Tiainen as Shareholders’ Representative.	8-K	001-36030	10.1	August 8, 2019

10.31	Registration Rights Agreement, dated August 6, 2019, by and between Marrone Bio Innovations, Inc. and the investors named therein.	8-K	001-36030	10.3	August 8, 2019

10.32†	Asset Purchase Agreement dated September 10, 2019, by and among Austin Grant, Inc., Marrone Bio Innovations, Inc., and Bill Grant and Lucie Grant	10-Q	001-36030	10.3	November 19, 2019

10.33#	Employment Separation Agreement, dated December 1, 2019, between Marrone Bio Innovations, Inc. and Dr. Pamela G. Marrone.	10-K	001-36030	10.33	March 16, 2020

10.34#	Consulting Agreement, dated December 1, 2019, between Marrone Bio Innovations, Inc. and Dr. Pamela G. Marrone.	10-K	001-36030	10.33	March 16, 2020

10.35#	Marrone Bio Innovations, Inc. 2019 Employee Stock Purchase Plan	DEF 14A	001-36030	Appendix A	April 30, 2019

10.36	Promissory Note dated April 13, 2020, between Five Star Bank and Marrone Bio Innovations, Inc.	8-K	001-36060	10.1	April 17, 2020

10.37	Warrant Exchange Agreement, dated April 29, 2020, between Marrone Bio Innovations, Inc., Ospraie Ag Science LLC, Ardsley Partners Renewable Energy Fund, L.P., National Securities Corporation, Ivan Saval, Ivy Science & Technology Fund, and Ivy VIP Science & Technology, and the Waddell Investors	8-K	001-36030	10.1	April 30, 2020

10.38	Registration Rights Agreement, dated April 29, 2020, by and among Marrone Bio Innovations, Inc., Ospraie Ag Science LLC, Ardsley Partners Renewable Energy Fund, L.P., National Securities Corporation, Ivan Saval, Ivy Science & Technology Fund, and Ivy VIP Science & Technology, and the Waddell Investors	8-K	001-36030	10.2	April 30, 2020

10.37#†	Offer letter, dated July 3, 2020, by and between Marrone Bio Innovations, Inc. and Kevin Helash	8-K	001-36030	10.1	July 6, 2020

10.38#	Change in Control Agreement, dated as of July 3, 2020, by and between Marrone Bio Innovations, Inc. and Kevin Helash	8-K	001-36030	10.2	July 6, 2020

10.39#	Employment Separation Agreement, dated September 21, 2020, between James B. Boyd and Marrone Bio Innovations, Inc.	8-K	001-36030	10.2	September 23, 2020

10.40#†	Consulting Agreement, dated September 21, 2020, between Marrone Bio Innovations, Inc., and James B. Boyd	8-K	001-36030	10.2	September 23, 2020

10.41#	Offer letter, effective January 25, 2021, by and between Marrone Bio Innovations, Inc. and Suping Liu Cheung.	8-K	001-36030	10.1	January 29, 2021

10.42#	Change in Control Agreement, dated as of January 26, 2021, by and between Marrone Bio Innovations, Inc. and Suping Liu Cheung.	8-K	001-36030	10.2	January 29, 2021

14.1	Code of Business Conduct and Ethics	8-K	001-36030	14.1	August 8, 2017

21.1	List of Subsidiaries of Marrone Bio Innovations, Inc.	10-K	001-36030	2.1	March 16, 2020

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	10-K	001-36030	32.1	March 23, 2021

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements	10-K	001-36030	101	March 23, 2021

104	Cover Page Interactive Data File Pursuant to Item 601 of Regulation S-K	10-K	001-36030	104	March 23, 2021

#	Indicates a management contract or compensatory plan or arrangement.
†	Confidential portions of this document have been redacted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on March 26, 2021.

MARRONE BIO INNOVATIONS, INC.

/s/ Kevin Helash
Kevin Helash
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Kevin Helash	Chief Executive Officer	March 26, 2021
Kevin Helash	(Principal Executive Officer)

/s/ Suping (Sue) Cheung	Chief Financial Officer	March 26, 2021
Suping (Sue) Cheung	(Principal Financial Officer and Principal Accounting Officer)

*	Chair of the Board	March 26, 2021
Robert A. Woods

*	Director	March 26, 2021
Pamela G. Marrone

*	Director	March 26, 2021
Yogesh Mago

*	Director	March 26, 2021
Zachary S. Wochok

*	Director	March 26, 2021
Keith McGovern

*	Director	March 26, 2021
Stuart Woolf

*	Director	March 26, 2021
Lara L. Lee

* By:	/s/ Kevin Helash
Kevin Helash
Attorney-in-Fact