Form 10-Q
period 2021-03-31
MARRONE BIO INNOVATIONS INC
filed 2021-05-13
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Class	Shares Outstanding at May 7, 2021
Common Stock, $0.00001 par value	175,307,333

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	MARCH 31,	DECEMBER 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,923	$15,841
Accounts receivable	13,533	10,113
Inventories	6,414	6,618
Prepaid expenses and other current assets	1,350	1,688
Total current assets	40,220	34,260
Property, plant and equipment, net	12,439	12,565
Right of use assets, net	3,798	3,760
Intangible assets, net	20,797	21,383
Goodwill	6,740	6,740
Restricted cash	1,560	1,560
Other assets	911	929
Total assets	$86,465	$81,197

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,190	$1,895
Accrued liabilities	10,155	11,650
Deferred revenue, current portion	439	374
Lease liability, current portion	1,164	1,008
Debt, current portion, net	12,085	9,301
Total current liabilities	26,033	24,228
Deferred revenue, less current portion	1,528	1,628
Lease liability, less current portion	2,922	3,050
Debt, less current portion, net	11,380	11,479
Debt due to related parties	7,300	7,300
Other liabilities	1,950	2,102
Total liabilities	51,113	49,787
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock: $0.00001 par value; 250,000 shares authorized, 175,274 and 167,478 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid in capital	379,429	372,226
Accumulated deficit	(344,078)	(340,817)
Total stockholders’ equity	35,352	31,410
Total liabilities and stockholders’ equity	$86,465	$81,197

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenues:
Product	$10,904	$9,535
License	134	115
Total revenues	11,038	9,650
Cost of product revenues	4,069	4,081
Gross profit	6,969	5,569
Operating Expenses:
Research, development and patent	2,512	3,234
Selling, general and administrative	7,483	7,993
Total operating expenses	9,995	11,227
Loss from operations	(3,026)	(5,658)
Other income (expense):
Interest expense	(393)	(337)
Loss on issuance of new warrants	—	(1,391)
Change in fair value of contingent consideration	134	237
Other income, net	65	159
Total other expense, net	(194)	(1,332)
Net loss before Income Taxes	(3,220)	(6,990)
Income Tax Expense	(41)	(34)
Net Loss	$(3,261)	$(7,024)
Basic and diluted net loss per common share:	$(0.02)	$(0.05)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	168,938	141,572

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three Months Ended March 31, 2021 and 2020

(In Thousands)

(Unaudited)

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2021	167,478	$1	372,226	$(340,817)	$31,410
Net loss	—	—	—	(3,261)	(3,261)
Net settlement of options	21	—	27	—	27
Share-based compensation	—	—	915	—	915
Employee stock purchase plan	—	—	86	—	86
Settlement of restricted stock units	88	—	—	—	—
Exercise of warrants	7,687	—	6,175	—	6,175
Balance at March 31, 2021	175,274	$1	$379,429	$(344,078)	$35,352

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2020	139,526	$1	$344,206	$(320,649)	$23,558
Net loss	—	—	—	(7,024)	(7,024)
Net settlement of options	15	—	12	—	12
Share-based compensation	—	—	907	—	907
Employee stock purchase plan	—	—	84	—	84
Financing costs	—	—	(64)	—	(64)
Issuance of common stock in connection with call to exercise warrants	6,000	—	6,000	—	6,000
Issuance of new warrants in connection with call to exercise warrants	—	—	1,391	—	1,391
Balance at March 31, 2020	145,541	$1	$352,536	$(327,673)	$24,864

See accompanying notes

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3,261)	$(7,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	874	891
Gain on disposal of equipment	—	(9)
Change in inventory reserves	(75)	72
Right of use assets amortization	215	206
Share-based compensation	915	907
Non-cash interest expense	48	61
Loss on issuance of new warrants	—	1,391
Change in fair value of contingent consideration	(134)	(237)
Net changes in operating assets and liabilities:
Accounts receivable	(3,420)	(4,492)
Inventories	279	1,000
Prepaid Expenses and other assets	356	(281)
Accounts payable	252	3,068
Accrued and other liabilities	(763)	(1,500)
Lease Liability	(225)	(208)
Deferred revenue	(78)	(137)
Net cash used in operating activities	(5,017)	(6,292)
Cash flows from investing activities
Payment of consideration in connection with previous asset purchase	(750)	(540)
Purchases of property, plant and equipment	(119)	(135)
Proceeds from sale of equipment	—	2
Net cash used in investing activities	(869)	(673)
Cash flows from financing activities
Proceeds from secured borrowings	11,504	11,319
Repayment in secured borrowings	(8,725)	(6,322)
Repayment of debt	(99)	(196)
Equity offering costs	—	(64)
Net settlement of options	27	12
Proceeds from employee stock purchase plan	86	84
Exercise of warrants	6,175	6,000
Net cash provided by financing activities	8,968	10,833
Net increase in cash and cash equivalents and restricted cash	3,082	3,868
Cash and cash equivalents and restricted cash, beginning of period	17,401	7,812
Cash and cash equivalents and restricted cash, end of period	$20,483	$11,680

Supplemental disclosure of cash flow information
Cash paid for interest	$339	$269
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$43	$93
Right of use assets (non-cash) acquired	$253	$—

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

The accompanying condensed consolidated financial information as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company is a growth-oriented agricultural company that supports environmentally sustainable farming practices through the discovery, development and sale of innovative biological products for crop protection, crop health and crop nutrition. The Company’s products are sold through distributors and other commercial partners to growers around the world for use in integrated pest management systems that improve efficacy and increase yields while protecting the environment. The Company’s products are often used in conjunction with or as an alternative to other agricultural solutions to control pests and enhance plant nutrition and health.

The Company’s portfolio of 15 products helps customers operate more sustainably while increasing their return on investment. The Company’s products are used globally and can be applied as foliar treatments or as seed-and-soil treatments, either on their own or in combination with other agricultural products. The Company targets the major markets that use conventional chemical pesticides and fertilizers where the Company’s biological products are used as alternatives or mixed with, conventional chemical products. The Company also targets new markets for which there are no available conventional chemical products or for which the use of conventional chemical products may not be desirable (including for organically certified crops) or permissible, either because of health and environmental concerns or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. The Company sell its products through distributors and other commercial partners to growers who use the Company’s bioprotection products to manage pests and plant diseases, the Company’s plant health products to reduce crop stress and both the Company’s plant health and bionutrition products to increase yields and quality.

Liquidity

The Company funds operations primarily with the proceeds from the sale of its products, promissory notes and term loans, and net proceeds from issuance and exercise of equity instruments. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of March 31, 2021, the Company had a working capital surplus of $14,187,000, including cash and cash equivalents of $18,923,000. In addition, as of March 31, 2021, the Company had debt and debt due to related parties of $23,465,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. As of March 31, 2021, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements. (Refer to Notes 6 of these condensed consolidated financial statements)

In April 2020, the Company entered into a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with a group of historical investors (the “Investors”) pursuant to which the Company issued new warrants to the Investors (“April 2020 Warrants”) in exchange for cancellation of all of their outstanding warrants. The April 2020 Warrants all have an exercise price of $0.75 per share, and expire in five tranches. As of March 31, 2021 approximately 24,995,000 shares under the April 2020 Warrants were exercised prior to each of the four tranche expiration dates, leaving only the fifth tranche with an expiration date of December 15, 2021 with respect to 4,885,317 of the April 2020 Warrants remaining. (Refer to Note 7 of these condensed consolidated financial statements).

In December 2020, the Company also entered into an amendment (the “Warrant Amendment” to a previously outstanding warrant (the “Amended Warrant”) to purchase 5,333,333 shares of the Company’s common stock issued to a historical warrant holder (the “Amended Warrant Holder”) on February 5, 2018. As of March 31, 2021, 3,555,556 shares under the Amended Warrant were exercised, leaving 1,777,777 of the Amended Warrants remaining with an expiration date of December 15, 2021. (Refer to Note 7 of these condensed consolidated financial statements).

There can be no assurance that the Investors or the Amended Warrant Holder will exercise the remaining April 2020 Warrants and the Amended Warrant prior to their respective expiration date. (Refer to Note 7 of these condensed consolidated financial statements).

The Company could breach covenants contained within its debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires May 31, 2022, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its maximum debt-to-worth requirement under the June 2014 Secured Promissory Note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

The Company’s historical operating results, including prior periods of significant losses and negative use of operating cash flows, may indicate probable substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company believes that its existing cash and cash equivalents at March 31, 2021, together with expected revenues, cost management, will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements and therefore has alleviated doubts related to the Company’s ability to continue as a going concern.

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

The Company’s customer base is dispersed across many different geographic areas, and currently most customers are pest management distributors in the U.S. Generally, receivables are due up to 120 days from the invoice date and are considered past due after this date, although the Company may offer extended terms from time to time. The Company has provided extended payment terms on a case-by-case basis with a certain customer as a result of COVID-19.

The Company’s principal sources of revenues are its Regalia, Grandevo, Venerate and UPB-110 ST product lines. These four product lines accounted for 89% of the Company’s total revenues for each of the three months ended March 31, 2021 and 2020.

Revenues generated from international customers were 7% and 14% for the three months ended March 31, 2021 and 2020, respectively. For both the three months ended March 31, 2021 and 2020, international customers were primarily concentrated in the European Union.

Customers to which 10% or more of the Company’s total revenues are attributable for the three months ended March 31, 2021 and 2020 consist of the following:

	CUSTOMER
MARCH 31,	A	B	C	D
2021	30%	16%	11%	8%
2020	17%	23%	16%	13%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either March 31, 2021 or December 31, 2020, which may or may not correspond with any of the customers above, consist of the following:

	CUSTOMER
	A	B	C	D
March 31, 2021	32%	13%	11%	9%
December 31, 2020	2%	49%	14%	14%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently relies on one supplier for this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long-term business relationship with this supplier. The Company endeavors to keep 10 months of knotweed extract on hand at any given time, but an unexpected disruption in supply including disruptions resulting from the COVID-19 pandemic, could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price.

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

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows (in thousands):

	MARCH 31,	DECEMBER 31,
	2021	2020
Cash and cash equivalents	$18,923	$15,841
Restricted cash, less current portion	1,560	1,560
Total cash, cash equivalents and restricted cash	$20,483	$17,401

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note. (Refer to Note 6 of these condensed consolidated financial statements.)

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis as of the first day of the Company’s fiscal fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company’s goodwill was recognized in connection with its acquisition of Pro Farm.

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

	MARCH 31,	DECEMBER 31,
	2021	2020
Product revenues	$235	$189
Financing costs	568	581
License revenues	1,164	1,232
Total deferred revenues	1,967	2,002
Less current portion	(439)	(374)
Long term portion	$1,528	$1,628

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended March 31, 2021 and 2020, research and development expenses totaled $2,295,000 and $2,880,000, respectively, and patent expenses totaled $217,000 and $354,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended March 31, 2021 and 2020 were $345,000 and $302,000, respectively.

Advertising

The Company expenses advertising costs as incurred and has included these expenses as a component of selling, general and administrative costs. Advertising costs for the three months ended March 31, 2021 and 2020 were $111,000 and $150,000, respectively.

Depreciation and Amortization

The Company depreciates and amortizes its capitalized property, plant, and equipment and intangible assets over the useful life of each asset utilizing a straight-line method of expensing. All depreciation and amortization expenses are included in the “Selling, general, and administrative” caption in the condensed consolidated statement of operations.

For the three months ended March 31, 2021 and 2020, the total amount of depreciation expense was $288,000 and $304,000, respectively. For the three months ended March 31, 2021 and 2020, the total amount of amortization expense was $586,000 and $587,000, respectively.

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

	MARCH 31,	MARCH 31,
	2021	2020
Stock options outstanding	13,572	11,529
Warrants to purchase common stock	6,814	52,647
Restricted stock units outstanding	4,772	2,466
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	84	124
Maximum contingent consideration shares to be issued	5,972	5,972
	31,712	73,236

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued Accounting Standards Update No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Based Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU No. 2021-04”), which clarified an issuer’s accounting for modification or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The provisions of ASU No. 2021-04 are effective for annual reporting periods beginning after December 15, 2021, and interim reporting periods within those annual periods, with early adoption permitted, including adoption in any interim period for public business entities for periods for which consolidated financial statements have not yet been issued or made available for issuance. This ASU shall be applied on a prospective basis. The Company has not yet determined the impact of implementing this new standard on the condensed consolidated financial statements.

3. Inventory

Inventories, net consist of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2021	2020
Raw materials	$2,735	$2,487
Work in progress	804	987
Finished goods	2,875	3,144
	$6,414	$6,618

As of March 31, 2021 and December 31, 2020, the Company had $462,000 and $387,000, respectively, in reserves against its inventories. For the three months ended March 31, 2021 and 2020, the Company recorded an adjustment of $228,000 and $243,000, respectively, as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

4. Right-Of-Use of Assets and Lease Liability

On March 31, 2021 the Company entered into a lease agreement for approximately 415 square meters of office and laboratory space located in Helsinki, Finland. The initial term of the lease is for a period of 24 months and requires a 6-month notice prior to termination. The minimum monthly rent is €9,462 per month, subject to increase based on the consumer price index increase on January 1 of each fiscal year if applicable.

The components of lease expense were as follows for each of the comparative three months ended March 31, 2021 and 2020 (in thousands):

	MARCH 31,	MARCH 31,
	2021	2020

Operating lease cost	$290	$285
Short-term lease cost	41	39
Sublease income	-	(10)
Total operating lease costs:	$331	$314

Maturities of lease liabilities for each future calendar year as of March 31, 2021 are as follows (in thousands):

OPERATING
LEASES
2021	$1,047
2022	1,380
2023	1,321
2024	867
Total lease payments	4,615
Less: imputed interest	529
Total lease obligation	4,086
Less lease obligation, current portion	1,164
Lease obligation, non-current portion	$2,922

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2021	2020
Accrued compensation	$3,267	$3,495
Accrued warranty costs	484	475
Accrued customer incentives	3,224	4,288
Accrued liabilities, acquisition related	744	1,463
Accrued liabilities, other	2,436	1,929
Accrued Liabilities	$10,155	$11,650

Contingent Consideration

As of March 31, 2021, the contingent consideration in connection with the Company’s acquisition of Pro Farm was recorded at its fair value. The following table provides a reconciliation of the activity for the contingent consideration measured between the most recent reporting period and as of the balance sheet date based on the fair value using significant inputs including the unobservable inputs (Level 3) (in thousands):

CONTINGENT CONSIDERATION LIABILITY
Fair value at December 31, 2020	$2,182
Change in estimated fair value recorded of contingent consideration	(134)
Fair value at March 31, 2021	$2,048

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

	MARCH 31,	DECEMBER 31,
	2021	2020
Discount rate	16.0%	15.5%
Volatility	49.2%	45.8%
Credit spread	8.9%	9.0%
Risk-free rate	0.4%	0.2%

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

The change in the fair value estimate is recognized in the Company’s condensed consolidated statement of operations in Other Income (expense) under caption Change in fair value of contingent consideration. The contingent consideration will be determined at each reporting period and will be settled with the issuance of the Company’s common shares. As of March 31, 2021, the Company recorded $719,000 and $1,329,000, respectively, in accrued liabilities and other liabilities in the Company’s condensed consolidated balance sheets.

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2021	2020
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of March 31, 2021) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of March 31, 2021 and December 31, 2020 of $161 and $166.	8,024	8,106
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.80% annually) payable through the lenders direct collection of certain accounts receivable through May 2021, collateralized by substantially all of the Company’s personal property.	11,745	8,966
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by Substantially all of the Company’s assets.	7,300	7,300
Research loan facility (“2018 Research Facility”) bearing interest at 1.00% per annum, interest payments are due annually on the anniversary date of the facility with principal payable in 25% increments on the anniversary date of the facility beginning on the fourth anniversary of the loan (September 2022), net of imputed interest as of March 31, 2021 and December 31, 2020 of $39K and $41K, respectively.	271	283
Debt, including debt due to related parties	$30,765	$28,080
Less debt due to related parties, non-current	(7,300)	(7,300)
Less current portion	(12,085)	(9,301)
Debt, non-current	$11,380	$11,479

As of March 31, 2021, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties for each calendar year, are due as follows (in thousands):

PERIOD ENDING DECEMBER 31,	DEBT	DEBT TO RELATED PARTY
2021	$12,010	-
2022	2,900	5,000
2023	471	-
2024	491	-
2025	515	-
Thereafter	6,305	-
Total future principal payments	22,690	5,000
Interest payments included in debt balance (1)	975	2,300
Total future debt payments	$23,665	7,300

(1)	Due to the debt extinguishment requirements, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

October 2012 and April 2013 Secured Promissory Notes

As of March 31, 2021, there have been no changes to the previously reported total principal amount outstanding under the October 2012 and April 2013 Secured Promissory Note, which continues to be $2,450,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $3,425,000 includes $975,000 in accrued interest, of which as of March 31, 2021 and 2020, a total of $631,000 and $435,000, respectively, had been incurred.

As of March 31, 2021, the Company is in compliance with all financial covenants, or has received an appropriate waiver of these covenants.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank that bears an interest of 5.25% (per annum) as of March 31, 2021. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The Company is required to maintain a deposit balance with the Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of March 31, 2020, the Company was in compliance with the “loan to value ratio” covenant, the “current ratio”, and the “debt to worth ratio”, however, the Company has obtained a waiver from the lender for any non-compliance through May 31, 2022.

The following table reflects the activity under this note (in thousands):

	2021	2020
Principal balance, net at December 31, preceding year	$8,106	$8,404
Principal payments	(196)	(217)
Interest	109	146
Debt discount amortization	5	5
Principal balance, net at March 31,	$8,024	$8,338

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

as of March 31, 2021, the Company is in compliance with all financial covenants of the agreement. For the three months ended March 31, 2021 and 2020, the Company recorded interest expense of approximately $232,000 and $124,000, respectively, in connection with the LSQ arrangement. As of March 31, 2021, $10,286,000 was outstanding under the LSQ Financing.

7. Warrants

On April 29, 2020, the Company entered into a warrant exchange agreement (“Warrant Exchange Agreement”) with certain holders of warrants issued under the August 2015 Senior Secured Promissory Notes, the Securities Purchase Agreement and the Amendment and Plan of Reorganization agreements. Pursuant to the Warrant Exchange Agreement, the Company agreed to exchange an aggregate of 45,977,809 previously outstanding warrants for 29,881,855 new warrants (“April 2020 Warrants”).

The April 2020 Warrants have terms expiring (i) for a total of 3,392,581 shares on May 1, 2020, (ii) for a total of 2,714,065 shares on September 15, 2020 (iii) for a total of 13,027,512 shares on December 15, 2020, (iv) for a total of 5,862,380 shares on March 15, 2021 and (v) for a total of 4,885,317 Warrant Shares on December 15, 2021. All April 2020 Warrants have an exercise price of $0.75 per share. As of March 31, 2021, approximately 24,995,000 shares under the April 2020 Warrants were exercised prior to each of the four tranche expiration dates, leaving only the fifth tranche with an expiration date of December 15, 2021 with respect to 4,885,317 of the April 2020 Warrants remaining.

In December 2020, the Company also entered into an amendment (the “Warrant Amendment”) to a previously outstanding warrant (the “Amended Warrant”) to purchase 5,333,333 shares of the Company’s common stock issued to a historical warrant holder (the “Amended Warrant Holder”) on February 5, 2018. Pursuant to the Warrant Amendment, in exchange for the Holder’s exercise of the Amended Warrant on December 29, 2020 with respect to 1,777,778 shares at the then-applicable exercise price of $0.96 per share the warrant’s expiration date was partially extended and allows the Amended Warrant Holder to purchase (i) 1,777,778 shares under the Amended Warrant at $1.00 per share by March 25, 2021, and (ii) 1,777,777 shares under the Amended Warrant at $1.04 share by December 15, 2021. As of March 31, 2021, 3,555,556 shares under the April 2020 Warrants were exercised, leaving 1,777,777 of the Amended Warrants remaining with an expiration date of December 15, 2021.

The following table summarizes the Company’s common stock warrants outstanding as of March 31, 2021 (in thousands, except exercise price data):

					THREE MONTHS
				SHARES	ENDED	SHARES
				SUBJECT TO	NUMBER OF	SUBJECT TO
	ISSUE	EXPIRATION		WARRANTS	WARRNTS	WARRANTS
	DATE	DATE	EXERCISE	OUTSTANDING	EXERCISED	OUTSANDING
DESCRIPTION	MM/YY	MM/YY	PRICE	12/31/2020	3/31/2021	3/31/2021
June 2013 Warrants	06/13	06/23	$8.40	27	-	27
November 2016 Warrants	11/16	11/26	$2.38	125	-	125
November 2017 Warrants	06/17	06/27	$1.10	80	(80)	-
April 2020 Warrants, Tranche 4	04/20	03/21	$0.75	5,862	(5,862)	-
April 2020 Warrants, Tranche 5	04/20	12/21	$0.75	4,885	-	4,885
December 2020 Warrants, Tranche 2	12/20	03/21	$1.00	1,778	(1,778)	-
December 2020 Warrants, Tranche 3	12/20	12/21	$1.04	1,777	-	1,777
			TOTALS:	14,534	(7,720)	6,814

The weighted average remaining contractual life and exercise price for these warrants is 0.81 years and $0.89, respectively.

8. Share-Based Plans

As of March 31, 2021, there were options to purchase 13,572,000 shares of common stock outstanding, 4,772,000 restricted stock units outstanding and 9,787,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended March 31, 2021 and 2020, the Company recognized share-based compensation of $915,000 and $907,000, respectively.

In February 2021, in connection with the appointment of a new chief financial officer, the Company granted 400,000 options to purchase common stock at an exercise price of $2.60 and with a fair value of $567,000 to its new chief financial officer. The Company’s fair value of these grants was estimated utilizing a Black Scholes option pricing model based on assumptions which have determined consistent with the Company’s historical methodology.

The following table summarizes the activity of stock options from December 31, 2020 to March 31, 2021 (in thousands, except weighted average exercise price):

		WEIGHTED-
		AVERAGE
	SHARES	EXERCISE
	OUTSTANDING	PRICE
Balances at December 31, 2020	13,380	$2.32
Options granted	438	$1.69
Options exercised	(21)	$1.31
Options cancelled	(225)	$3.62
Balances at March 31, 2021	13,572	$2.28

In February 2021, in connection with the Company’s separation and consulting arrangement with its former chief financial officer, the Company granted 200,000 restricted stock units to its former chief financial officer. The restricted stock units will vest and settle monthly for a period of 12 months.

The following table summarizes the activity of restricted stock units from December 31, 2020 to March 31, 2021 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Outstanding at December 31, 2020	4,588	$1.14
Granted	272	1.77
Settled	(88)	1.62
Forfeited	-	-
Outstanding at March 31, 2021	4,772	$1.16

The following table summarizes the activity of non-vested restricted stock units from December 31, 2020 to March 31, 2021 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE

Nonvested at December 31, 2020	1,437	$1.16
Granted	272	1.77
Vested	(97)	1.99
Forfeited	-	-
Nonvested at March 31, 2021	1,612	$1.22

In April 2021 the Company also granted restricted stock units to certain executives and employees in lieu of cash bonuses for performance related to the fiscal year ended December 31, 2020. The total number of restricted stock units granted to these employees was 237,000 at an exercise price of $1.95 and will settle on May 20, 2021.

9. Related Party Transactions

Warrant Exercises

Ospraie, Ivy Science & Technology Fund (“IS&T”), Ivy VIP Science & Technology (“Ivy VIP” and, together with IS&T, the “Waddell Investors”, and Ardsley, are each beneficial owners of more than 10% of the Company’s common stock, holding 40.4%, 15.9%, and 9.9%, respectively, of the Company’s total outstanding common stock as of March 31, 2020. In March 2021, 4,264,299, 666,472 and 741,617, of the April 2020 Warrants were exercised by each of them, respectively, in accordance with the terms of the Warrant Exchange Agreement. (Refer to Note 7 of these condensed consolidated financial statements.)

August 2015 Senior Secured Promissory Notes

As of March 31, 2020, there have been no changes to the previously reported total principal amount outstanding under the August 2015 Senior Secured Promissory Notes, which continues to be $5,000,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $7,300,000 includes $2,300,000 in accrued interest, of which as of March 31, 2021 and 2020, a total of $1,600,000 and $1,199,000, respectively, had been incurred.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of March 31, 2021, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

10. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2021 through the date these condensed consolidated financial statements were issued, and has determined that there are no additional subsequent events required to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “Annual Report”) on March 23, 2021. Additional information regarding the Company is also available in our other reports filed with the Securities and Exchange Commission, which are also available on our investor relations website, investors.marronebio.com, which we also use, together with our corporate Twitter account, @Marronebio, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We encourage our investors to monitor and review the information we make public in these locations. The information contained in the foregoing locations are not incorporated by reference into this filing, and the Company’s references to website URLs are intended to be inactive textual references only.

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” or and similar words and phrases, including negatives of these terms or similar words, phases, expressions, or other variations of these terms, that denote future events. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, including our plans to expand our business through diversification of our portfolio and strategic acquisition or partnerships and to expand our manufacturing plant, the progress, scope or duration of the development of product candidates or programs, commercialization plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, the impact of COVID-19 on our operations and revenues, the potential exercise of Company warrants, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A— “Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—”Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Our portfolio of 15 products helps customers operate more sustainably while increasing their return on investment. Our products are used globally, and can be applied as foliar treatments or as seed-and-soil treatments, either on their own or in combination with other agricultural products. We target the major markets that use conventional chemical pesticides and fertilizers where our biological products are used as alternatives for, or mixed with, conventional chemical products. We also target new markets for which there are no available conventional chemical products or, the use of conventional chemical products may not be desirable (including for organically certified crops) or permissible either because of health and environmental concerns or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. We sell our products through distributors and other commercial partners to growers who use our bioprotection products to manage pests and plant diseases, our plant health products to reduce crop stress and both our plant health and bionutrition products to increase yields and quality.

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

Our strategy for the current long-term period includes the diversification of our portfolio which includes expanding our reach globally, moving away from having sales concentrated in the United States, ongoing research and development efforts to accelerate the time to market and revenue contributions of our pipeline products, and continued focus on our current operations to continue our growth, profitability and enhance stockholder value.

First Quarter 2021 Highlights

During the first quarter of 2021, we, like all businesses domestically and globally, continued to be impacted by the COVID-19 pandemic but are optimistic at the collectively global efforts to reopen fully in 2021. We are pleased to have continued to service the agricultural industry during this unprecedented environment through our product portfolio offerings. At the same time, we are conserving cash through prudent expense control while serving customers and working to ensure the safety of our employees, customers and partners.

The following are the more significant financial results for the three months ended March 31, 2021:

●	Revenues increased approximately 14.4% year over year to $11.0 million, from $9.7 million for the same period in 2020;

●	Gross profits increased approximately 25.1% year over year to $7.0 million, from $5.6 million for the same period in 2020, and gross margins increased to 63.1% from 57.7% for the same period in the prior year;

●	Operating expenses were $10.0 million in the first quarter of 2021, compared with $11.2 million in the first quarter of 2020; and
●	Net loss in the first quarter of 2021 was $3.3 million, compared with a net loss of $7.0 million in first quarter of 2020.

Other significant developments for our business during the three months ended March 31, 2021 include the hire of Suping (Sue) Cheung as our Chief Financial Officer, the filing and effectiveness of our $90 million universal shelf registration statement, Grandevo WDG Bioinsecticide being approved for use in New Zealand, and our joining the United Nations Global Compact.

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

We believe that the assumptions and estimates associated with estimating revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize, forecast estimated utilized in identifying impairment indicators of long-lived asset, intangibles and goodwill, contingent consideration liabilities and our going concern assessment, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Key Components of Our Results of Operations

Revenues

Our total revenues were $11.0 million and $9.7 million for the three months ended March 31, 2021 and 2020, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Grandevo, Regalia, UPB-110 ST, and Venerate product lines, but also included sales of out other product families. We believe our revenues may largely be impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters, infectious diseases and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. Despite the continued impact of COVID-19, we presently expect revenues to continue to increase year-over-year for the remainder of 2021 in line with historic growth trends, in part due to our expanded seed treatment offerings.

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99% of our total revenues for each of the three months ended March 31, 2021 and 2020, respectively. Product revenues in the United States constituted 94% and 86% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. While our first quarter results, reflect our historical trend, primarily driven by product revenues in the U.S. market, in 2021, we expect a larger portion of our business to be driven by international markets with our Pro Farm products and our continued focus on commercialization progress of our products in new countries. Latin America represents one of the geographies we have targeted for international expansion. While we cannot be certain as to the results at this time, with the recent fluctuations in COVID-19 cases in and around that region, our expected product revenues could be negatively impacted.

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

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights for our commercial product offerings, or for our broader pipeline of products, for certain geographic markets or for market segments that we do not address directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements. For each of the three months ended March 31, 2021 and 2020, license revenues constituted 1% of total revenues, respectively. As of March 31, 2021, an additional $0.8 million in payments under these agreements can potentially be received if the testing validation, regulatory progress and commercialization events occur.

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

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve, including plans to expand our manufacturing plant, and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis, and target annual gross margins in the mid-50% range, our overall gross margins may vary as we introduce new products. In particular, we may experience downward pressure on overall gross margins as we continue to expand sales of our more recent commercially available products including Haven, Stargus, our Jet and Pro Farm products. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix, sales incentives such as discounts and rebates and average selling prices.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent and regulatory staff in support of product discovery, development, and support for manufacturing, quality, and regulatory activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $2.5 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our near-term strategic priorities. Since some of our key research, development and patent resource employees are working remotely as a result of COVID-19, and due to some reliance on external suppliers who are also impacted by COVID-19, our expenses may not be at the level they otherwise would be during this period.

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

Interest Expense

Interest expenses are primarily driven by outstanding debt financing arrangements however not all of our current debt instruments are currently generating interest expenses. See Note 6 and 9 to our condensed consolidated financial statements.

Income Tax Provision

As of the three months ended March 31, 2021 and 2020 the Company recognized $41,000 and $34,000 in income tax provisions for foreign tax purposes, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income) for the three months ended March 31, 2021 and 2020 was 1.24% and .46%, respectively. The Company does not recognize benefits from tax losses in the United States or for certain Pro Farm subsidiaries.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenues:
Product	99%	99%
License	1	1
Total revenues	100	100
Cost of product revenues	37	42
Gross profit	63	58
Operating Expenses:
Research, development and patent	23	34
Selling, general and administrative	68	83
Total operating expenses	91	116
Loss from operations	(28)	(59)
Other income (expense):
Interest expense	(4)	(3)
Loss on issuance of new warrants	—	(14)
Change in fair value of contingent consideration	1	2
Other income (expense), net	1	2
Total other expense, net	(2)	(14)
Loss before income taxes	(30)	(72)
Income tax expense	—	—
Net loss	(30)%	(73)%

Comparison of Three Months Ended March 31, 2021 and 2020

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(Dollars in thousands)
Product revenues	$10,904	$9,535
% of total revenues	99%	99%

Product revenues during the three months ended March 31, 2021 and 2020 increased by approximately $1.4 million, or 14.4% to the comparative period in 2020, as a result of higher demand for and sales of our legacy product families, Grandevo, Regalia, and Venerate, each experiencing year over year increases greater than 10%. During the three months ended March 31, 2021, we continued to see greater diversity in sales of our other product offerings and we expect to continue to see overall revenue growth and diversified sales mix as we continue to invest in our sales and marketing efforts, including during periods impacted by COVID-19.

License Revenues

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(Dollars in thousands)
License revenues	$134	$115
% of total revenues	1%	1%

License revenues remained consistent for each of the three months ended March 31, 2021 and 2020, in line with our expectations. Future periods may be impacted positively upon us entering into new or amended collaborative agreements or by up to $0.8 million upon the completion of milestones from previous agreements.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(Dollars in thousands)
Cost of product revenues	$4,069	$4,081
% of total revenues	37%	42%
Gross profit	6,969	5,569
	63.1%	57.7%

For the three months ended March 31, 2021, cost of product revenues was flat and gross profit increased to 63.1% from 57.7% from the prior comparative period. The primary driver of the margin increase is attributed to overall volume in sales.

Research, Development and Patent Expenses

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(Dollars in thousands)
Research, development and patent	$2,512	$3,234
% of total revenues	23%	34%

Research, development and patent expenses for the three months ended March 31, 2021 decreased by $0.7 million, or 22.3%. For the three months ended March 31, 2020, decreases in consulting fees of $0.2 million, toxicology test costs of $0.1 million, and field testing costs of $0.1 million primarily contributed to the aggregated year over year decrease. Due to some reliance on external suppliers who are also impacted by COVID-19, our expenses may not be at the level they otherwise would be during this period however management cannot determine the direct impact on our operating results.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(Dollars in thousands)
Selling, general administrative expenses	$7,483	$7,993
% of total revenues	68%	83%

Selling, general and administrative expenses for the three months ended March 31, 2021 decreased by $0.5 million, or 6.4%. The decrease was primarily due to reductions of $0.1 million in accounting and tax professional services, $0.1 million in advertising and marketing expenses and $0.2 million in travel related expenses in connection with travel restrictions put into place at the start of the COVID-19 pandemic. As a result of COVID-19, our selling, general and administrative expenses may not be at the level they otherwise would be during this period however management cannot determine aside from our travel restriction, the direct impact on our operating results.

Other Expense, Net

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(Dollars in thousands)
Interest expense	(393)	(337)
Loss on issuance of new warrants	—	(1,391)
Change in fair value of contingent consideration	134	237
Other income (expense) net	65	159
	$(194)	$(1,332)

For the three months ended March 31, 2021 and 2020, respectively, other expense, net, decreased by $1.1 million as compared to the same period in 2020, primarily due to the prior period’s losses incurred as a result of our call of outstanding warrants resulting in a 1-for-1 issuance of replacement warrants, offset by the current period change in the fair value of our contingent consideration obligations.

Seasonality and Quarterly Results

The second half of the year is typically a transition period in the agricultural industry, with the harvest of crops completing in certain areas and planting beginning in others. Accordingly, we have increasingly had higher sales during the first half of the year than the second half, and believe this trend will continue. However, the level of seasonality in our business may change due to a number of factors, such as our expansion into new geographical territories, the introduction of new products, the timing of introductions of new products, and the impact of weather and climate change. Further, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of the number of variables on which sales of our products are dependent. Weather conditions, new trade tariffs, natural disasters, outbreaks of infectious diseases (including the current COVID-19 pandemic) and other factors affect planting and growing seasons and incidence of pests and plant disease, and may, accordingly affect decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

Our expense levels are based in part on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant fluctuations in our operating results from quarter to quarter, which could result in uncertainty surrounding our level of earnings and possibly a decrease in our stock price.

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds from public offerings of common stock and private placements of convertible preferred stock, convertible notes and promissory notes, exercise of warrants, and term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants. As of March 31, 2021, our cash and cash equivalents totaled $18.9 million, and we had an additional $1.6 million of restricted cash that we are contractually obligated to maintain in accordance with a debt agreement with Five Star Bank.

In March 2017, we entered into an invoice purchase agreement with LSQ. Our obligations under the LSQ financing are secured by a lien on substantially all of the Company’s personal property; such lien is first priority with respect to our accounts receivable, inventory, and related property. In January 2020, we entered into a second amendment to the invoice purchase agreement, the terms of which included among other terms an increase to $20.0 million of eligible customer invoices to be purchased and simultaneously entered into an addendum to allow us to request that LSQ advance a maximum of $3.0 million of our finished goods inventory. As of March 31, 2021, we had an outstanding balance of $11.7 million in secured borrowings.

In April 2020, we entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with a group of historical investors (the “Investors”). Pursuant to the Warrant Exchange Agreement, the Investors have exchanged certain previously issued and outstanding warrants to purchase an aggregate of up to 45,977,809 shares of our common stock, for new warrants (the “April 2020 Warrants”) to purchase an aggregate of up to 29,881,855 shares of our common stock (the “Warrant Shares”).

The April 2020 Warrants all have an exercise price of $0.75 per share, and expire in five tranches. As of March 31, 2021, a total of 24,995,845 Warrant Shares were exercised prior to their expiration dates. The next warrant expiration date is December 15, 2021 with respect to the remaining 4,885,317 Warrant Shares. The total aggregate exercise price of all future April 2020 Warrants is approximately $3.7 million. There can be no assurance that the Investors will exercise the remainder of the April 2020 Warrants prior to their expiration. (Refer to Note 7 of our condensed consolidated financial statements).

In December 2020, we entered into an amendment (the “Warrant Amendment”) to a previously outstanding warrant to purchase 5,333,333 shares of our common stock issued to a historical warrant holder on February 5, 2018. Pursuant to the Warrant Amendment, in exchange for the holder’s agreement to exercise the warrant on December 29, 2020 with respect to 1,777,778 shares at the warrant’s then-applicable exercise price of $0.96 per share we agreed to partially extend the warrant’s expiration date by allowing the holder to exercise (i) 1,777,778 of the subject shares at $1.00 per share by March 25, 2021, and (ii) the remaining 1,777,777 shares at $1.04 per share by December 15, 2021. As of March 31, 2021, 3,555,556 shares under the Amended Warrant were exercised, leaving 1,777,777 of the Amended Warrants remaining with an expiration date of December 15, 2021. The total aggregate exercise price of the remaining tranche is approximately $1.8 million. There can be no assurance that the holder will exercise the remainder of the warrants prior to its expiration date. (Refer to Note 7 of our condensed consolidated financial statements)

On February 8, 2021, we filed a universal “shelf” registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) which has since been declared effective by the SEC. Under the shelf registration statement, we may offer and sell, from time to time over a three-year period, various securities in an aggregate amount of up to $90 million.

As of March 31, 2021 debt outstanding includes $3.4 million and $7.3 million due to related parties, in principal and accrued interest with a maturity date of December 31, 2022. To the extent that debt is not restructured, extended, converted or otherwise amended, we will be required to repay these debts along with our general operating expenses in that period.

As of March 31, 2021, we were out of compliance with certain covenant requirements under our June 2014 Secured Promissory Note. However, the lender, Five Star Bank, has waived its right to deem recurring losses, liquidity, going concern, and financial condition as material adverse changes through May 31, 2022. Thereafter, unless the lender further extends its waiver a material adverse change clause could be triggered and the entire unpaid principal and interest balances would be due and payable upon demand as well as trigger certain covenants under each of our other debt agreements (Refer to Note 6 of our condensed consolidated financial statements).

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. However, we believe that our existing cash and cash equivalents of $18.9 million as of March 31, 2021, expected revenues, and cost management as well as cost reductions will be sufficient to fund operations as currently planned through one year from the date of the issuance of our accompanying condensed consolidated financial statements. Changes in our current plans, or slower than expected adoption of our products may require that we secure additional sources through equity and/or debt financings, or through other sources of financing, which we cannot predict, with certainty, will be based on terms acceptable to us or at all. We may also require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations which are not currently planned.

We had the following debt arrangements in place as of March 31, 2021 (dollars in thousands):

	STATED ANNUAL	BALANCE (INCLUDING ACCRUED
DESCRIPTION	INTEREST RATE	INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$3,081	Due December 31, 2022 (5)
Promissory Note (2)	5.25%	7,322	Monthly/June 2036
Promissory Notes (3)	8.00%	6,599	Due December 31, 2022(5)
Secured Borrowing (4)	12.78%	576	Varies(6)/May 2021
Loan Facility	1.00%	271	Proportionately each September 2022, 2023, 2024, 2025

See Notes 6 and 9 of the condensed consolidated financial statements for each of the following debt arrangements:

(1) “—October 2012 and April 2013 Secured Promissory Notes.”

(2) “—June 2014 Secured Promissory Note.”

(3) “—August 2015 Senior Secured Promissory Notes.”

(4) “—LSQ Financing.”

(5) In February 2018, the maturity date and all interest payments were extended to December 2022

(6) Payable through the lender’s direct collection of certain accounts receivable through May 2021.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	MARCH 31,	MARCH 31,
	2021	2020

Net cash used in operating activities	$(5,017)	$(6,292)
Net cash used in investing activities	(869)	(673)
Net cash provided in financing activities	8,968	10,833
Net increase in cash, cash equivalents, and restricted cash	3,082	3,868

Cash Flows from Operating Activities

Net cash used in operating activities of $5.0 million during the three months ended March 31, 2021 primarily resulted from our net loss of $3.3 million and cash used in operating assets and liabilities of $3.6 million. This use was partially offset by non-cash charges of $1.8 million consisting of $0.9 million of depreciation and amortization, $0.9 million of share-based compensation expense, $0.2 million of amortization of right of use assets, and $0.1 million in changes to the Company’s contingent consideration in connection with the Pro Farm acquisition.

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

Cash Flows from Investing Activities

Net cash used in investing activities were $0.9 million during the three months ended March 31, 2021. Cash flow from investing included $0.8 million consideration payments in connection with the purchase of the Jet-Ag and Jet-Oxide product lines with the remainder a result of purchases of property, plant and equipment to support our operations.

Other than as a result of purchases of property, plant and equipment to support our operations, the company made the first of a number of contingent payments in the amount of $0.5 million in connection with the purchase of the Jet-Ag product lines for the three-month period ended March 31, 2020.

Cash Flows from Financing Activities

Net cash provided in financing activities of $9.0 million during the three months ended March 31, 2021 consisted primarily of $2.7 million in net proceeds from of secured borrowing and debt, $6.2 million related to the exercise of warrants and $0.1 million in proceeds from employee equity related instruments. (Refer to Note 7 of our condensed consolidated financial statements)

Net cash provided in financing activities of $10.8 million during the three months ended March 31, 2020 consisted primarily of $5 million in net reductions and repayment of debt, $5.9 million related to the exercise of previously outstanding warrants, net of registration costs and $0.1 million in proceeds from employee equity related instruments.

Recently Issued Accounting Pronouncements

See Note 2 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q in Part I—Item 1— “Financial Information.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have minimal exposure to the effect of interest rate changes, foreign currency fluctuations and changes in commodity prices. We are exposed to changes in the general economic conditions in the countries where we conduct business, which currently is substantially all in the United States. Our current investment strategy is to invest in financial instruments that are highly liquid, readily convertible into cash and which mature within twelve months from the date of purchase. To date, we have not used derivative financial instruments to manage any of our market risks or entered into transactions using derivative financial instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control

For the three months ended March 31, 2021, the Company has designed and implemented internal controls over its significant acquired Pro Farm subsidiary locations, otherwise there have been no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—”Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2020. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2020, together with all of the other information in this Quarterly Report on Form 10-Q, including in “Part I—Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.1#	Offer letter, effective January 25, 2021, by and between Marrone Bio Innovations, Inc. and Suping Liu Cheung (incorporated by reference to Exhibit 10.1 of the registrants Current Report on Form 8-K filed January 29, 2021).

10.2#

Change in Control Agreement, dated as of January 26, 2021, by and between Marrone Bio Innovations, Inc. and Suping Liu Cheung (incorporated by reference to Exhibit 10.2 of the registrants Current Report on Form 8-K filed January 29, 2021).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements

104	XBRL for cover page of the Company’s Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

# Indicates management compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on May 13, 2021.

MARRONE BIO INNOVATIONS, INC.

/s/Kevin Helash
Kevin Helash
Chief Executive Officer

