Form 10-Q
period 2021-09-30
MARRONE BIO INNOVATIONS INC
filed 2021-11-10
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Shares Outstanding at November 5, 2021
Common Stock, $0.00001 par value	177,152,701

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(Unaudited)	Audited
Assets
Current assets:
Cash and cash equivalents	$15,045	$15,841
Accounts receivable	12,988	10,113
Inventories	8,523	6,618
Prepaid expenses and other current assets	861	1,688
Total current assets	37,417	34,260
Property, plant and equipment, net	12,614	12,565
Right of use assets, net	3,306	3,760
Intangible assets, net	19,626	21,383
Goodwill	6,740	6,740
Restricted cash	1,560	1,560
Other assets	875	929
Total assets	$82,138	$81,197

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,023	$1,895
Accrued liabilities	12,378	11,650
Deferred revenue, current portion	346	374
Lease liability, current portion	1,162	1,008
Debt, current portion, net	10,481	9,301
Total current liabilities	27,390	24,228
Deferred revenue, less current portion	1,247	1,628
Lease liability, less current portion	2,407	3,050
Debt, less current portion, net	11,202	11,479
Debt due to related parties	7,300	7,300
Other liabilities	1,966	2,102
Total liabilities	51,512	49,787
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 176,747 and 167,478 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid in capital	382,683	372,226
Accumulated deficit	(352,058)	(340,817)
Total stockholders’ equity	30,626	31,410
Total liabilities and stockholders’ equity	$82,138	$81,197

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Revenues:
Product	$9,731	$8,697	$33,111	$30,295
License	125	131	381	361
Total revenues	9,856	8,828	33,492	30,656
Cost of product revenues	3,807	3,826	12,706	12,701
Gross profit	6,049	5,002	20,786	17,955
Operating Expenses:
Research, development and patent	3,196	3,112	8,544	8,658
Selling, general and administrative	7,261	7,335	22,032	22,406
Total operating expenses	10,457	10,447	30,576	31,064
Loss from operations	(4,408)	(5,445)	(9,790)	(13,109)
Other income (expense):
Interest expense	(372)	(405)	(1,120)	(1,073)
Loss on issuance of new warrants	—	—	—	(1,391)
Change in fair value of contingent consideration	(123)	(200)	(167)	(563)
Other income, net	(45)	24	(123)	296
Total other expense, net	(540)	(581)	(1,410)	(2,731)
Net loss before income taxes	(4,948)	(6,026)	(11,200)	(15,840)
Income tax expense	3	(37)	(41)	(117)
Net Loss	$(4,945)	$(6,063)	$(11,241)	$(15,957)
Basic and diluted net loss per common share:	$(0.03)	$(0.04)	$(0.06)	$(0.11)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	176,549	150,233	173,685	146,840

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(In Thousands)

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2021	167,478	$1	$372,226	$(340,817)	$31,410
Net loss	—	—	—	(3,261)	(3,261)
Net settlement of options	21	—	27	—	27
Share-based compensation	—	—	915	—	915
Employee stock purchase plan	—	—	86	—	86
Settlement of restricted stock units	88	—	—	—	—
Exercise of warrants	7,687	—	6,175	—	6,175
Balance at March 31, 2021	175,274	$1	$379,429	$(344,078)	$35,352
Net loss	—	—	—	(3,035)	(3,035)
Net settlement of options	28	—	36	—	36
Settlement of restricted stock units	67	—	—	—	—
Share-based compensation	—	—	881	—	881
Employee stock purchase plan	153	—	94	—	94
Issuance and settlement of restricted stock units in lieu of bonus payments, net	149	—	348	—	348
Issuance of common stock in settlement of contingent consideration	558	—	1,004	—	1,004
Balance at June 30, 2021	176,229	$1	$381,792	$(347,113)	$34,680
Net loss	—	—	—	(4,945)	(4,945)
Net settlement of options	30	—	24	—	24
Settlement of restricted stock units	449	—	—	—	—
Share-based compensation	—	—	796	—	796
Employee stock purchase plan	—	—	71	—	71
Issuance and settlement of restricted stock units in lieu of bonus payments	39	—	—	—	—
Balance at September 30, 2021	176,747	$1	$382,683	$(352,058)	$30,626

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2020	139,526	$1	$344,206	$(320,649)	$23,558
Net loss	—	—	—	(7,024)	(7,024)
Net settlement of options	15	—	12	—	12
Share-based compensation	—	—	907	—	907
Employee stock purchase plan	—	—	84	—	84
Financing costs	—	—	(64)	—	(64)
Issuance of common stock in connection with call to exercise warrants	6,000	—	6,000	—	6,000
Issuance of new warrants in connection with call to exercise warrants	—	—	1,391	—	1,391
Balance at March 31, 2020	145,541	$1	$352,536	$(327,673)	$24,864
Net loss	—	—	—	(2,870)	(2,870)
Net settlement of options	2	—	2	—	2
Settlement of restricted stock units	267	—	—	—	—
Share-based compensation	—	—	884	—	884
Employee stock purchase plan	159	—	45	—	45
Exercise of warrants	3,393	—	2,544	—	2,544
Issuance of restricted stock units in lieu of bonus payments	—	—	632	—	632
Balance at June 30, 2020	149,362	$1	$356,643	$(330,543)	$26,101
Net loss	—	—	—	(6,063)	(6,063)
Net settlement of options	19	—	17	—	17
Settlement of restricted stock units	380	—	—	—	—
Share-based compensation	—	—	964	—	964
Employee stock purchase plan	—	—	50	—	50
Issuance of common stock in connection with exercise of warrants	2,714	—	2,036	—	2,036
Balance at September 30, 2020	152,475	$1	$359,710	$(336,606)	$23,105

See accompanying notes

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash flows from operating activities
Net loss	$(11,241)	$(15,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,636	2,666
Gain on disposal of equipment	—	(9)
Change in inventory reserves	(2)	105
Right of use assets amortization	753	590
Share-based compensation	2,592	2,755
Non-cash interest expense	133	175
Loss on issuance of new warrants	—	1,391
Change in fair value of contingent consideration	167	563
Net changes in operating assets and liabilities:
Accounts receivable	(2,875)	(902)
Inventories	(1,903)	1,851
Prepaid Expenses and other assets	881	(529)
Accounts payable	1,105	(1,337)
Accrued and other liabilities	2,499	981
Lease Liability	(788)	(599)
Deferred revenue	(528)	(344)
Net cash used in operating activities	(6,571)	(8,600)
Cash flows from investing activities
Payment of consideration in connection with previous asset purchase	(750)	(890)
Purchases of property, plant and equipment	(905)	(458)
Proceeds from sale of equipment	—	2
Net cash used in investing activities	(1,655)	(1,346)
Cash flows from financing activities
Proceeds from secured borrowings	31,839	32,837
Repayment in secured borrowings	(30,661)	(30,461)
Repayment of debt	(261)	(437)
Equity offering costs	—	(64)
Net settlement of options	87	31
Proceeds from employee stock purchase plan	251	179
Exercise of warrants	6,175	10,580
Net cash provided by financing activities	7,430	12,665
Net increase in cash and cash equivalents and restricted cash	(796)	2,719
Cash and cash equivalents and restricted cash, beginning of period	17,401	7,812
Cash and cash equivalents and restricted cash, end of period	$16,605	$10,531

Supplemental disclosure of cash flow information
Cash paid for interest	$1,015	$884
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$23	$35
Right of use assets (non-cash) acquired	$299	$—
Conversion of accrued liabilities into equity associated with the granting of restricted stock units	$348	$632
Contingent consideration milestone settled in common shares	1,004	—

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

The accompanying condensed consolidated financial information as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2020.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Liquidity

The Company funds operations primarily with the proceeds from the sale of its products, promissory notes and term loans, and net proceeds from issuance and exercise of equity instruments. The Company will need to generate significant revenue growth to achieve and maintain profitability. As of September 30, 2021, the Company had a working capital surplus of $10,027,000, including cash and cash equivalents of $15,045,000. In addition, as of September 30, 2021, the Company had debt and debt due to related parties of $21,683,000 and $7,300,000, respectively, for which the underlying debt agreements contain various financial and non-financial covenants, as well as certain material adverse change clauses. As of September 30, 2021, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements. (Refer to Note 6 of these condensed consolidated financial statements)

In April 2020, the Company entered into a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with a group of historical investors (the “Investors”) pursuant to which the Company issued new warrants to the Investors (“April 2020 Warrants”) in exchange for cancellation of all of their outstanding warrants. The April 2020 Warrants all have an exercise price of $0.75 per share, and expire in five tranches. As of September 30, 2021 approximately 24,995,000 shares under the April 2020 Warrants were exercised prior to each of the four tranche expiration dates, leaving only the fifth tranche with an expiration date of December 15, 2021 with respect to 4,885,317 of the April 2020 Warrants remaining. (Refer to Note 7 of these condensed consolidated financial statements).

In December 2020, the Company also entered into an amendment (the “Warrant Amendment”) to a previously outstanding warrant (the “Amended Warrant”) to purchase 5,333,333 shares of the Company’s common stock issued to a historical warrant holder (the “Amended Warrant Holder”) on February 5, 2018. As of September 30, 2021, 3,555,556 shares under the Amended Warrant were exercised, leaving warrants to purchase 1,777,777 shares of the Company’s common stock under the Amended Warrants remaining with an expiration date of December 15, 2021. (Refer to Note 7 of these condensed consolidated financial statements).

There can be no assurance that the Investors or the Amended Warrant Holder will exercise the remaining April 2020 Warrants and the Amended Warrant prior to their respective expiration date. (Refer to Note 7 of these condensed consolidated financial statements).

As of September 30, 2021 the Company is in compliance with its debt covenants. In previous periods, the Company exceeded its maximum debt-to-worth requirement and triggered the material adverse change clause under the June 2014 Secured Promissory Note with Five Star Bank, however, the Company received a waiver of the debt covenant from Five Star Bank, which currently expires on May 31, 2022. In the future, if the Company breaches covenants contained within its debt agreements without entering into continuation of the current waiver, or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company’s financial condition and ability to continue as a going concern.

The Company’s historical operating results, including prior periods of significant losses and negative operating cash flows, may indicate that probable substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company believes that its existing cash and cash equivalents at September 30, 2021, together with expected revenues and, cost management, will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements and therefore has alleviated doubts related to the Company’s ability to continue as a going concern.

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

The Company’s principal sources of revenues are its Regalia, Grandevo, Venerate and UPB-110 ST product lines. These four product lines accounted for 85% and 78% of the Company’s total revenues for each of the three months ended September 30, 2021 and 2020. These four product lines accounted for 85% of the Company’s total revenues for each of the nine months ended September 30, 2021 and 2020.

Revenues generated from international customers were 41% and 26% for the three months ended September 30, 2021 and 2020, respectively. Revenues generated from international customers were 24% and 26% for the nine months ended September 30, 2021 and 2020, respectively. For both the three and nine months ended September 30, 2021 and 2020, international customers were primarily concentrated in the European Union.

Customers to which 10% or more of the Company’s total revenues are attributable for the three months ended September 30, 2021 and 2020 consist of the following:

	CUSTOMER
	A	B	C	D
Three months ended September 30,
2021	30%	22%	7%	1%
2020	12%	25%	14%	10%

Customers to which 10% or more of the Company’s total revenues are attributable for the nine months ended September 30, 2021 and 2020 consist of the following:

	CUSTOMER
	A	B	C
Nine months ended September 30,
2021	17%	17%	15%
2020	15%	15%	15%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either September 30, 2021 or December 31, 2020, which may or may not correspond with any of the customers above, consist of the following:

	CUSTOMER
	A	B	C	D
September 30, 2021	30%	20%	13%	1%
December 31, 2020	49%	4%	2%	14%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently relies on one supplier for this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long-term business relationship with this supplier. The Company endeavors to keep 6 to 12 months of knotweed extract on hand at any given time, but an unexpected disruption in supply including disruptions resulting from the COVID-19 pandemic, could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price.

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

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Cash and cash equivalents	$15,045	$15,841
Restricted cash, less current portion	1,560	1,560
Total cash, cash equivalents and restricted cash	$16,605	$17,401

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

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis as of the first day of the Company’s fiscal fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company is currently in the process of completing its annual impairment assessment, and the conclusion of such assessment may result in an impairment charge that is not estimable at this time.

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

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Product revenues	$73	$189
Financing costs	491	581
License revenues	1,029	1,232
Total deferred revenues	1,593	2,002
Less current portion	(346)	(374)
Long term portion	$1,247	$1,628

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended September 30, 2021 and 2020, research and development expenses totalled $2,990,000 and $2,860,000, respectively, and patent expenses totalled $206,000 and $252,000, respectively. For the nine months ended September 30, 2021 and 2020, research and development expenses totalled $7,863,000 and $7,816,000, respectively, and patent expenses totalled $681,000 and $842,000, respectively. In connection with the Company’s receipt of PPP funds, for the nine months ended September 30, 2020, expenses for research, development and patent expenses were reduced by $702,000.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended September 30, 2021 and 2020 were $493,000 and $435,000, respectively. Shipping and handling costs for the nine months ended September 30, 2021 and 2020 were $1,571,000 and $1,153,000, respectively.

Advertising

The Company expenses advertising costs as incurred and has included these expenses as a component of selling, general and administrative costs. Advertising costs for the three months ended September 30, 2021 and 2020 were $165,000 and $186,000, respectively. Advertising costs for the nine months ended September 30, 2021 and 2020 were $460,000 and $476,000, respectively.

Depreciation and Amortization

The Company depreciates and amortizes its capitalized property, plant, and equipment and intangible assets over the useful life of each asset utilizing a straight-line method of expensing. All depreciation and amortization expenses are included in the “Selling, general, and administrative” caption in the condensed consolidated statement of operations.

For the three months ended September 30, 2021 and 2020, the total amount of depreciation expense was $300,000 and $298,000, respectively. For the nine months ended September 30, 2021 and 2020, the total amount of depreciation expense was $879,000 and $903,000, respectively.

For the three months ended September 30, 2021 and 2020, the total amount of amortization expense was $585,000 and $587,000, respectively. For the nine months ended September 30, 2021 and 2020, the total amount of amortization expense was $1,757,000 and $1,763,000, respectively.

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

	SEPTEMBER 30,
	2021	2020
Stock options outstanding	13,228	13,709
Warrants to purchase common stock	6,814	30,444
Restricted stock units outstanding	4,500	4,475
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	126	59
Maximum contingent consideration shares to be issued	5,414	5,972
	30,580	55,157

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

3. Inventory

Inventories consist of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Raw materials	$3,713	$2,487
Work in progress	733	987
Finished goods	4,077	3,144
	$8,523	$6,618

As of September 30, 2021 and December 31, 2020, the Company had $385,000 and $387,000, respectively, in reserves against its inventories. For the three months ended September 30, 2021 and 2020, the Company recorded an adjustment of $234,000 and $600,000, respectively, as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity. For the nine months ended September 30, 2021 and 2020, the Company recorded an adjustment of $620,000 and $1,230,000, respectively, as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

4. Right-Of-Use Assets and Lease Liability

On March 31, 2021 the Company entered into a lease agreement for approximately 415 square meters of office and laboratory space located in Helsinki, Finland. The initial term of the lease is for a period of 24 months and requires a 6-month notice prior to termination. The minimum monthly rent is €9,462 per month ($11,096), subject to increase based on the consumer price index increase on January 1 of each fiscal year if, applicable. The operating lease resulted in the Company recognizing both a right-of-use asset and lease liability utilizing the Company’s incremental borrowing rate in the amounts of €220,000 ($258,000) and €227,000 ($266,000), respectively.

The components of lease expense were as follows for each of the comparative three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020

Operating lease cost	$327	$290
Short-term lease cost	76	38
Sublease income	-	(7)
Total operating lease costs:	$403	$321

The components of lease expense were as follows for each of the comparative nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

Operating lease cost	$943	$864
Short-term lease cost	167	109
Sublease income	-	(27)
Total operating lease costs:	$1,110	$946

Maturities of lease liabilities for each future calendar year as of September 30, 2021 are as follows (in thousands):

OPERATING
LEASES
2021	$346
2022	1,410
2023	1,338
2024	867
Total lease payments	3,961
Less: imputed interest	392
Total lease obligation	3,569
Less lease obligation, current portion	1,162
Lease obligation, non-current portion	$2,407

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Accrued compensation	$3,443	$3,495
Accrued warranty costs	462	475
Accrued customer incentives	6,050	4,288
Accrued liabilities, acquisition related	25	1,463
Accrued liabilities, other	2,398	1,929
Accrued Liabilities	$12,378	$11,650

Contingent Consideration

As of September 30, 2021, the contingent consideration in connection with the Company’s acquisition of Pro Farm was accounted for as a liability at its fair value. The following table provides a reconciliation of the activity for the contingent consideration measured between the most recent reporting period and as of the balance sheet date based on the fair value using significant inputs including the unobservable inputs (Level 3) (in thousands):

CONTINGENT
CONSIDERATION
LIABILITY
Fair value at December 31, 2020	$2,182
Change in estimated fair value recorded of contingent consideration	(134)
Fair value at March 31, 2021	2,048
Change in estimated fair value recorded of contingent consideration	178
Settlement of contingent consideration	(1,004)
Fair value at June 30, 2021	1,222
Change in estimated fair value recorded of contingent consideration	123
Fair value at September 30, 2021	$1,345

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

	SEPTEMBER 30,	JUNE 30,	MARCH 31,	DECEMBER 31,
	2021	2021	2021	2020
Discount Rate	15.4%	15.5%	16.0%	15.5%
Volatility	59.0%	63.0%	49.2%	45.8%
Credit spread	7.5%	7.9%	8.9%	9.0%
Risk-free rate	0.6%	0.4%	0.4%	0.2%

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

The change in the fair value estimate is recognized in the Company’s condensed consolidated statement of operations in Other Income (expense) under caption Change in fair value of contingent consideration. The contingent consideration will be determined at each reporting period and will be settled with the issuance of the Company’s common shares. On June 9, 2021, the Company issued 557,821 of its common shares in connection with the contingent consideration settlement for fiscal year 2020, these common shares had a fair value of $1,004,000. As a result of the fiscal year 2020 contingent consideration settlement, the total maximum amount of contingent consideration shares to be issued in the future is 5,414,000. As of September 30, 2021, the remaining contingent consideration liability recorded in other liabilities on the Company’s condensed consolidated balance sheets is $1,345,000.

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of September 30, 2021) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of September 30, 2021 and December 31, 2020 of $152 and $166.	7,860	8,106
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.80% annually) payable through the lenders direct collection of certain accounts receivable through November 2021, collateralized by substantially all of the Company’s personal property.	10,131	8,966
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Research loan facility (“2018 Research Facility”) bearing interest at 1.00% per annum, interest payments are due annually on the anniversary date of the facility with principal payable in 25% increments on the anniversary date of the facility beginning on the fourth anniversary of the loan (September 2022), net of imputed interest as of September 30, 2021 and December 31, 2020 of $39K and $41K, respectively.	267	283
Debt, including debt due to related parties	$28,983	$28,080
Less debt due to related parties, non-current	(7,300)	(7,300)
Less current portion	(10,481)	(9,301)
Debt, non-current	$11,202	$11,479

As of September 30, 2021, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties for each calendar year, are due as follows (in thousands):

PERIOD ENDING DECEMBER 31,	DEBT	DEBT TO RELATED PARTY
2021	$10,222	-
2022	2,900	5,000
2023	471	-
2024	491	-
2025	513	-
Thereafter	6,304	-
Total future principal payments	20,901	5,000
Interest payments included in debt balance (1)	975	2,300
Total future debt payments	$21,876	7,300

1)	Due to the debt extinguishment requirements, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

October 2012 and April 2013 Secured Promissory Notes

As of September 30, 2021, there have been no changes to the previously reported total principal amount outstanding under the October 2012 and April 2013 Secured Promissory Note, which continues to be $2,450,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $3,425,000 includes $975,000 in accrued interest, of which as of September 30, 2021 and 2020, a total of $729,000 and $533,000, respectively, had been incurred.

As of September 30, 2021, the Company is in compliance with all financial covenants.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank that bears an interest of 5.25% (per annum) as of September 30, 2021. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The Company is required to maintain a deposit balance with the Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of September 30, 2021, the Company was in compliance with the “loan to value ratio” covenant, the “current ratio”, and the “debt to worth ratio”, however, in previous periods of non-compliance, the Company had obtained a waiver from the lender for any non-compliance through May 31, 2022.

The following table reflects the activity under this note (in thousands):

	2021	2020
Principal balance, net at December 31, preceding year	$8,106	$8,404
Principal payments	(589)	(624)
Interest	328	392
Debt discount amortization	15	15
Principal balance, net at September 30,	$7,860	$8,187

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

As of September 30, 2021, the Company is in compliance with all financial covenants of the agreement. For the three months ended September 30, 2021 and 2020, the Company recorded interest expense of approximately $218,000 and $188,000, respectively, in connection with the LSQ arrangement. For the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of approximately $649,000 and $454,000, respectively, in connection with the LSQ arrangement. As of September 30, 2021, $10,131,000 was outstanding under the LSQ Financing.

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

The April 2020 Warrants have terms expiring (i) for a total of 3,392,581 shares on May 1, 2020, (ii) for a total of 2,714,065 shares on September 15, 2020 (iii) for a total of 13,027,512 shares on December 15, 2020, (iv) for a total of 5,862,380 shares on March 15, 2021 and (v) for a total of 4,885,317 Warrant Shares on December 15, 2021. All April 2020 Warrants have an exercise price of $0.75 per share. As of September 30, 2021, approximately 24,995,000 shares under the April 2020 Warrants were exercised prior to each of the four tranche expiration dates, leaving only the fifth tranche with an expiration date of December 15, 2021 with respect to 4,885,317 of the April 2020 Warrants remaining.

In December 2020, the Company also entered into an amendment (the “Warrant Amendment”) to a previously outstanding warrant (the “Amended Warrant”) to purchase 5,333,333 shares of the Company’s common stock issued to a historical warrant holder (the “Amended Warrant Holder”) on February 5, 2018. Pursuant to the Warrant Amendment, in exchange for the Holder’s exercise of the Amended Warrant on December 29, 2020 with respect to 1,777,778 shares at the then-applicable exercise price of $0.96 per share the warrant’s expiration date was partially extended and allows the Amended Warrant Holder to purchase (i) 1,777,778 shares under the Amended Warrant at $1.00 per share by March 25, 2021, and (ii) 1,777,777 shares under the Amended Warrant at $1.04 share by December 15, 2021. As of September 30, 2021, 3,555,556 shares under the April 2020 Warrants were exercised, leaving 1,777,777 of the Amended Warrants remaining with an expiration date of December 15, 2021.

The following table summarizes the Company’s common stock warrants outstanding as of September 30, 2021 (in thousands, except exercise price data):

					NINE MONTHS
				SHARES SUBJECT TO	ENDED NUMBER OF	SHARES SUBJECT TO
	ISSUE	EXPIRATION		WARRANTS	WARRANTS	WARRANTS
	DATE	DATE	EXERCISE	OUTSTANDING	EXERCISED	OUTSTANDING
DESCRIPTION	MM/YY	MM/YY	PRICE	12/31/2020	9/30/2021	9/30/2021
June 2013 Warrants	06/13	6/23	$8.40	27	-	27
November 2016 Warrants	11/16	11/26	$2.38	125	-	125
November 2017 Warrants	06/17	06/27	$1.10	80	(80)	-
April 2020 Warrants, Tranche 4	04/20	03/21	$0.75	5,862	(5,862)	-
April 2020 Warrants, Tranche 5	04/20	12/21	$0.75	4,885	-	4,885
December 2020 Warrants, Tranche 2	12/20	03/21	$1.00	1,778	(1,778)	-
December 2020 Warrants, Tranche 3	12/20	12/21	$1.04	1,777	-	1,777
			TOTALS:	14,534	(7,720)	6,814

The weighted average remaining contractual life and exercise price for these warrants is 0.3 years and $0.89, respectively.

On June 30, 2021, control of Ivy Science & Technology Fund (“IS&T”) and Ivy VIP Science & Technology (“Ivy VIP” and, together with IS&T, the “Waddell Investors”), and therefore indirect control of their investments in the Company, including the outstanding warrants held by the Waddell Investors, was transferred to Macquarie Group Limited.

8. Share-Based Plans

As of September 30, 2021, there were options to purchase 13,228,000 shares of common stock outstanding, 4,500,000 restricted stock units outstanding and 9,592,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended September 30, 2021 and 2020, the Company recognized share-based compensation of $796,000 and $946,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized share-based compensation of $2,592,000 and $2,699,000, respectively.

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

The following table summarizes the activity of stock options from December 31, 2020 to September 30, 2021 (in thousands, except weighted average exercise price):

		WEIGHTED-
		AVERAGE
	SHARES	EXERCISE
	OUTSTANDING	PRICE
Balances at December 31, 2020	13,380	$2.32
Options granted	502	$2.40
Options exercised	(79)	$1.12
Options cancelled	(575)	$2.36
Balances at September 30, 2021	13,228	$2.33

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

In August 2020, in connection with the Company’s separation and consulting arrangement with its former chief executive officer, the Company granted 1,250,000 restricted stock units. During the three months ended September 30, 2021, one-third of the restricted stock units were settled with the remaining units to vest and settle equally at each of the two future anniversary dates of the consulting arrangement.

The following table summarizes the activity of restricted stock units from December 31, 2020 to September 30, 2021 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Outstanding at December 31, 2020	4,588	$1.14
Granted	753	1.69
Settled	(841)	1.49
Forfeited	-	-
Outstanding at September 30, 2021	4,500	$1.16

The following table summarizes the activity of non-vested restricted stock units from December 31, 2020 to September 30, 2021 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2020	1,437	$1.16
Granted	753	1.69
Vested	(1,128)	1.46
Forfeited	-	-
Nonvested at September 30, 2021	1,062	$1.23

9. Related Party Transactions

Warrant Exercises

Ospraie, Ivy Science & Technology Fund (“IS&T”), Ivy VIP Science & Technology (“Ivy VIP” and, together with IS&T, the “Waddell Investors”), and Ardsley, are each beneficial owners of more than 10% of the Company’s common stock, holding 39.3%, 11.7%, and 9.8%, respectively, of the Company’s total outstanding common stock as of September 30, 2021. In March 2021, 4,264,299, 666,472 and 741,617, of the April 2020 Warrants were exercised by each of them, respectively, in accordance with the terms of the Warrant Exchange Agreement. (Refer to Note 7 of these condensed consolidated financial statements.)

On June 30, 2021, the Waddell Investors’ investments in the Company, including the outstanding warrants held by the Waddell Investors, were transferred to Macquarie Group Limited.

August 2015 Senior Secured Promissory Notes

As of September 30, 2021, there have been no changes to the previously reported total principal amount outstanding under the August 2015 Senior Secured Promissory Notes, which continues to be $5,000,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $7,300,000 includes $2,300,000 in accrued interest, of which as of September 30, 2021 and 2020, a total of $1,799,000 and $1,399,000, respectively, had been incurred.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of September 30, 2021, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

On June 30, 2021, the Waddell Investors’ investments in the Company, including the August 2015 Senior Secured Promissory Notes, were transferred to Macquarie Group Limited.

10. Subsequent Events

On November 5, 2021, the Company received written notice from the Listing Qualifications Department of the Nasdaq Stock Market informing the Company that because the closing bid price for the Company’s common stock listed on the Nasdaq Capital Market was below $1.00 per share for 30 consecutive business days, the Company does not meet the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules. This notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. The details of the notification have been included in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

The Company has evaluated its subsequent events from September 30, 2021 through the date these condensed consolidated financial statements were issued, and has determined that there are no additional subsequent events required to be disclosed.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” or and similar words and phrases, including negatives of these terms or similar words, phases, expressions, or other variations of these terms, that denote future events. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, including our plans to expand our business through diversification of our portfolio and strategic acquisition or partnerships and investment in our sales and marketing efforts, plans to expand our manufacturing plant, the progress, scope or duration of the development of product candidates or programs, commercialization plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, the impact of COVID-19 on our operations and revenues, the potential exercise of Company warrants, our continued listing on the Nasdaq Capital Market, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A— “Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—”Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Third Quarter 2021 Highlights

During the third quarter of 2021, we, like many businesses domestically and globally, continued to be impacted by the COVID-19 pandemic, but are cautiously optimistic at the collective global efforts to reopen fully. We are pleased to have continued to service the agricultural industry during this unprecedented environment through our product portfolio offerings. At the same time, we are conserving cash through prudent expense control while serving customers and working to ensure the safety of our employees, customers and partners.

The following are the more significant financial results for the three months ended September 30, 2021:

●	Revenues increased approximately 11.6% year over year to $9.9 million, from $8.8 million for the same period in 2020;

●	Gross profits increased approximately 20.9% year over year to $6.0 million, from $5.0 million for the same period in 2020, and gross margins increased to 61.4% from 56.7%% for the same period in the prior year;

●	Operating expenses were $10.5 million in the third quarter of 2021, compared with $10.4 million in the third quarter of 2020; and

●	Net loss in the third quarter of 2021 was $4.9 million, compared with a net loss of $6.1 million in the third quarter of 2020.

Other significant developments for our business during the three months ended September 30, 2021 include (i) submission of regulatory packages for MBI-306 to the U.S. Environmental Protection Agency (EPA) and for MBI-206 to three Brazilian regulatory authorities – the National Health Surveillance Agency (ANVISA), the Ministry of Agriculture (MAPA) and the Institute of Environment and Renewable Natural Resources (IBAMA) and (ii) entry into a collaboration agreement with Terramera, a global agtech leader and inventor of Actigate™ technology to enhance the performance of our products and expedite product development.

The following are the more significant financial results for the nine months ended September 30, 2021:

●	Revenues increased approximately 9.3% year over year to $33.5 million, from $30.7 million for the same period in 2020;

●	Gross profits increased approximately 15.8% year over year to $20.8 million, from $18.0 million for the same period in 2020, and gross margins increased to 62.1% from 58.6% for the same period in the prior year;

●	Operating expenses improved from $30.6 million in the first three quarters of 2021, a decrease of $0.5 million compared with $31.1 million in the first three quarters of 2020; and

●	Net loss in the first three quarters of 2021 was $11.2 million, an improvement of $4.8 million compared with a net loss of $16.0 million in 2020.

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

Key Components of Our Results of Operations

Revenues

Our total revenues were $9.9 million and $8.8 million for the three months ended September 30, 2021 and 2020, respectively and our total revenues were $33.5 million and $30.7 million for the nine months ended September 30, 2021 and 2020, respectively. We generate our revenues primarily from product sales, which are principally attributable to sales of our Grandevo, Regalia, UPB-110 ST, and Venerate product lines, but also include sales of our other product families. We believe our revenues may largely be impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters, infectious diseases and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. Despite the continued impact of COVID-19, we presently expect revenues to continue to increase year-over-year for 2021.

Product Revenues

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99% of our total revenues for each of the three and nine months ended September 30, 2021 and 2020, respectively. Product revenues in the United States constituted 59% and 75% of our total revenues for the three months ended September 30, 2021 and 2020, respectively. Product revenues in the United States constituted 77% and 75% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively. While our first and second quarter results, reflect our historical trends, which are primarily driven by product revenues in the U.S. market, we expect a larger portion of our business to be driven by international activities, through our Pro Farm products and continued focus on commercialization of our products in new countries in the future. Latin America represents one of the geographies we have targeted for international expansion. While we cannot be certain as to the results at this time, with the recent fluctuations in COVID-19 cases in and around that region, our expected product revenues could be negatively impacted.

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

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights for commercialized product offerings, or for our broader pipeline of products, for certain geographic markets or for market segments that we do not address directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive period of the respective agreements. For each of the three months and nine months ended September 30, 2021 and 2020, license revenues constituted 1% of total revenues. As of September 30, 2021, an additional $0.8 million in payments under these agreements can potentially be received if the testing validation, regulatory progress and commercialization events occur.

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

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve, including through plans to expand our manufacturing plant, and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis our overall gross margins may vary as we introduce new products and as we move the manufacturing of more of our products in-house. In particular, we may experience downward pressure on overall gross margins as we expand sales of more recently commercialized products including Foramin, Haven, Stargus, and UBP. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix, sales incentives such as discounts and rebates and average selling prices.

In connection with our receipt of PPP funds, we allocated $0.3 million to qualified costs incurred at our manufacturing plant which was capitalized and recognized as a reduction to cost of product revenues consistent with the amortization of similar items.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent and regulatory staff in support of product discovery, development, and support for manufacturing, quality, and regulatory activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $3.2 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively and $8.5 million and $8.7 million for the nine months ended September 30, 2021 and 2020, respectively. We are also seeking collaborations with third parties to develop and commercialize more early stage candidates on which we have elected not to expend significant resources given our near-term strategic priorities. Since some of our key research, development and patent resource employees are working remotely as a result of COVID-19, and as we rely on external suppliers who are also impacted by COVID-19, our current expenses may not be reflective of normal operating expense trends during this period.

In connection with the Company’s receipt of PPP funds, for the nine months ended September 30, 2020, our operating expenses for research, development and patent expenses were reduced by $0.7 million.

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

We typically expect our general administrative expenses to remain approximately flat in most departments, as we continue to build a sales and marketing organization to educate and support customers, provide technical sales support, field trials and demonstrations to promote sales growth. Due to COVID-19 related restrictions, such efforts have slowed, which has impacted our ability to engage in sales and marketing efforts physically or perform in person demonstrations. We expect to continue to increase our marketing campaigns, which should increase grower demand, and develop new customers, as well as expand business with existing customers.

In connection with the Company’s receipt of PPP funds, our selling, general and administrative expenses were reduced by $0.7 million for the nine months ending September 30, 2020.

Interest Expense

Interest expenses are primarily driven by outstanding debt financing arrangements however not all of our current debt instruments generate interest expenses. See Note 6 and 9 to our condensed consolidated financial statements.

Income Tax Provision

As of the three months ended September 30, 2021 and 2020 the Company recognized ($3,000) and $37,000 in income tax provisions for foreign tax purposes, respectively. As of the nine months ended September 30, 2021 and 2020 the Company recognized $41,000 and $117,000 in income tax provisions for foreign tax purposes, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income) for the nine months ended September 30, 2021 and 2020 was 0.34% and (0.77%), respectively. The Company does not recognize benefits from tax losses in the United States or for certain Pro Farm subsidiaries.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Revenues:
Product	99%	99%	99%	99%
License	1	1	1	1
Total revenues	100	100	100	100
Cost of product revenues	39	43	38	41
Gross profit	61	57	62	59
Operating Expenses:
Research, development and patent	32	35	26	28
Selling, general and administrative	74	83	66	73
Total operating expenses	106	118	92	101
Loss from operations	(45)	(61)	(30)	(42)
Other income (expense):
Interest expense	(4)	(5)	(3)	(4)
Loss on issuance of new warrants	-	—	-	(5)
Change in fair value of contingent consideration	(1)	(2)	(0)	(2)
Other income (expense), net	(0)	0	(0)	1
Total other expense, net	(5)	(7)	(3)	(10)
Net loss before income taxes	(50)	(68)	(33)	(52)
Income tax expense	0	(0)	(0)	(0)
Net loss	(50)%	(68)%	(33)%	(52)%

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

Product Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Product revenues	$9,731	$8,697	$33,111	$30,295
% of total revenues	99%	99%	99%	99%

Product revenues during the three months ended September 30, 2021 and 2020 increased by approximately $1.0 million or 11.9% to the comparative period in 2020, as a result of higher demand for and sales of our UBP product families. Product revenues during the nine months ended September 30, 2021 and 2020 increased by approximately $2.8 million, or 9.3% to the comparative period in 2020, as a result of higher demand and sales of our legacy products. During the three and nine months ended September 30, 2021, we continued to see greater diversity in sales of our other product offerings, and we expect to continue to see overall revenue growth and diversified sales mix as we continue to invest in our sales and marketing efforts, despite the impacts of COVID-19.

License Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
	(Dollars in thousands)
License revenues	$125	$131	$381	$361
% of total revenues	1%	1%	1%	1%

License revenues remained consistent for each of the three and nine months ended September 30, 2021 and 2020, in line with our expectations. Future periods may be impacted positively upon us entering into new or amended collaborative agreements or by up to $0.8 million upon the completion of milestones from previous agreements.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Cost of product revenues	$3,807	$3,826	$12,706	$12,701
% of total revenues	39%	43%	38%	41%
Gross profit	6,049	5,002	20,786	17,955
	61.4%	56.7%	62.1%	58.6%

For the three months ended September 30, 2021, cost of product revenues was flat and gross profit increased to 61.4% from 56.7% from the prior comparative period. For the nine months ended September 30, 2021, cost of product revenues was flat and gross profit increased to 62.1% from 58.6% from the prior comparative period. The primary driver of the margin increase is attributed to overall sales mix.

Research, Development and Patent Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Research, development and patent	$3,196	$3,112	$8,544	$8,658
% of total revenues	32%	35%	26%	28%

Research, development and patent expenses for the three months ended September 30, 2021 were relatively flat with an increase of $0.1 million, or 2.7%, as we continue to focus on cost containment measures. For the three months ended September 30, 2021, decreases in direct field testing and toxicology costs, and patent fees of $0.2 million were offset by direct consulting costs of $0.2 million and an overall increase in salaries and payroll taxes of $0.1 million.

Research, development and patent expenses for the nine months ended September 30, 2021 decreased by $0.1 million, or 1.3%. For the nine months ended September 30, 2021, decreases in toxicology test costs of $0.4 million, field testing costs of $0.5 million and patent cost of $0.2 million were offset by increases in direct consulting and registration fees of $0.1 million each. Additionally, bonus expense decreased by $0.1 million, which was offset by increases in salaries and employee benefits of $0.1 million each. Further as a result of the Company’s receipt of PPP funds, the nine months ended September 30, 2020, included a benefit of $0.7 million.

Due to some reliance on external suppliers who were also impacted by COVID-19 during these periods, our expenses may not be at the level they otherwise would be, but management cannot determine the direct impact on our operating results.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Selling, general administrative expenses	$7,261	$7,335	$22,032	$22,406
% of total revenues	74%	83%	66%	73%

Selling, general and administrative expenses for the three months ended September 30, 2021 were relatively flat with a decrease of $0.1 million, or 1.0%. The decrease was primarily due to bonus expense of $0.1 million and stock-based compensation of $0.2 million offset by increases in salaries of $0.2 million and other employee fringe benefits of $0.1 million. This decrease was also due to reductions of $0.1 million in legal expenses, accounting and tax professional services and consulting costs each, offset by increase of $0.1 million in travel related expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2021 decreased by $0.4 million, or 1.7%. The decrease was primarily due to decreases of $0.9 million in legal expenses, $0.4 million in audit and tax professional fees, $0.2 million in temporary help, offset by $0.4 million in overall personnel related expenses including salaries and other employee fringe benefits. Additionally in connection with the Company’s receipt of PPP funds, for the nine months ended September 30, 2020, our selling, general and administrative expenses were reduced by $0.7 million.

As a result of COVID-19, our selling, general and administrative expenses may not be at the level they otherwise would be during this period. Management may not be able to determine the direct impact on our operating results.

Other Expense, Net

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Interest expense	(372)	(405)	(1,120)	(1,073)
Loss on issuance of new warrants	—	—	—	(1,391)
Change in fair value of contingent consideration	(123)	(200)	(167)	(563)
Other income (expense) net	(45)	24	(123)	296
	$(540)	$(581)	$(1,410)	$(2,731)

For the three months ended September 30, 2021 and 2020, respectively, other expense, net, was relatively flat and decreased by $1.3 million as compared to the nine months ended September 30, 2020, primarily due to the prior period’s losses incurred as a result of our call of outstanding warrants resulting in a 1-for-1 issuance of replacement warrants and current period change in the fair value of our contingent consideration obligations offset by other miscellaneous, income (expense) net.

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

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds from public offerings of common stock and private placements of convertible preferred stock, convertible notes and promissory notes, exercise of warrants, and term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants. As of September 30, 2021, our cash and cash equivalents totaled $15.0 million, and we had an additional $1.6 million of restricted cash that we are contractually obligated to maintain in accordance with a debt agreement with Five Star Bank.

In March 2017, we entered into an invoice purchase agreement with LSQ. Our obligations under the LSQ financing are secured by a lien on substantially all of the Company’s personal property; such lien is first priority with respect to our accounts receivable, inventory, and related property. In January 2020, we entered into a second amendment to the invoice purchase agreement, the terms of which included among other terms an increase to $20.0 million of eligible customer invoices to be purchased and simultaneously entered into an addendum to allow us to request that LSQ advance a maximum of $3.0 million of our finished goods inventory. As of September 30, 2021, we had an outstanding balance of $10.1 million in secured borrowings.

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

The April 2020 Warrants all have an exercise price of $0.75 per share, and expire in five tranches. As of September 30, 2021, a total of 24,995,845 Warrant Shares were exercised prior to their expiration dates. The next warrant expiration date is December 15, 2021 with respect to the remaining 4,885,317 Warrant Shares. The total aggregate exercise price of all future April 2020 Warrants is approximately $3.7 million. There can be no assurance that the Investors will exercise the remainder of the April 2020 Warrants prior to their expiration. (Refer to Note 7 of our condensed consolidated financial statements).

In December 2020, we entered into an amendment (the “Warrant Amendment”) to a previously outstanding warrant to purchase 5,333,333 shares of our common stock issued to a historical warrant holder on February 5, 2018. Pursuant to the Warrant Amendment, in exchange for the holder’s agreement to exercise the warrant on December 29, 2020 with respect to 1,777,778 shares at the warrant’s then-applicable exercise price of $0.96 per share we agreed to partially extend the warrant’s expiration date by allowing the holder to exercise (i) 1,777,778 of the subject shares at $1.00 per share by March 25, 2021, and (ii) the remaining 1,777,777 shares at $1.04 per share by December 15, 2021. As of September 30, 2021, 3,555,556 shares under the Amended Warrant were exercised, leaving 1,777,777 of the Amended Warrants remaining with an expiration date of December 15, 2021. The total aggregate exercise price of the remaining tranche is approximately $1.8 million. There can be no assurance that the holder will exercise the remainder of the warrants prior to its expiration date. (Refer to Note 7 of our condensed consolidated financial statements)

On February 8, 2021, we filed a universal “shelf” registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) which has since been declared effective by the SEC. Under the shelf registration statement, we may offer and sell, from time to time over a three-year period, various securities in an aggregate amount of up to $90 million.

As of September 30, 2021 debt outstanding includes $3.4 million and $7.3 million due to related parties, in principal and accrued interest with a maturity date of December 31, 2022. To the extent that debt is not restructured, extended, converted or otherwise amended, we will be required to repay these debts along with our general operating expenses in that period.

As of September 30, 2021, we were in compliance with the covenant requirements under our June 2014 Secured Promissory Note. However, due to historical non-compliance, the lender, Five Star Bank, has waived its right to deem recurring losses, liquidity, going concern, and financial condition as material adverse changes through May 31, 2022. Thereafter, if we are not in compliance and are unable to obtain an extension of the waiver, a material adverse change clause could be triggered and the entire unpaid principal and interest balances would be due and payable upon demand as well as trigger certain covenants under each of our other debt agreements (Refer to Note 6 of our condensed consolidated financial statements).

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. We believe that our existing cash and cash equivalents of $15.0 million as of September 30, 2021, expected revenues, and cost management as well as cost reductions will be sufficient to fund operations as currently planned through one year from the date of the issuance of our accompanying condensed consolidated financial statements. Changes in our current plans, or slower than expected adoption of our products may require that we secure additional funding through equity and/or debt financings, or other sources, which we cannot predict, with certainty, will be based on terms acceptable to us or at all. We may also require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to support our growth, develop new products, expand international presence and commercialization, increase capital expenditures and satisfy debt obligations which are not currently planned. If we seek additional financing from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all.

We had the following debt arrangements in place as of September 30, 2021 (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$3,179	Due December 31, 2022 (5)
Promissory Note (2)	5.25%	7,320	Monthly/June 2036
Promissory Notes (3)	8.00%	6,799	Due December 31, 2022(5)
Secured Borrowing (4)	12.78%	532	Varies(6)/November 2021
Loan Facility	1.00%	267	Proportionately each September 2022, 2023, 2024, 2025

See Notes 6 and 9 of the condensed consolidated financial statements for each of the following debt arrangements:

(1) “—October 2012 and April 2013 Secured Promissory Notes.”

(2) “—June 2014 Secured Promissory Note.”

(3) “—August 2015 Senior Secured Promissory Notes.”

(4) “—LSQ Financing.”

(5) In February 2018, the maturity date and all interest payments were extended to December 2022

(6) Payable through the lender’s direct collection of certain accounts receivable through November 2021.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

Net cash used in operating activities	$(6,571)	$(8,600)
Net cash used in investing activities	(1,655)	(1,346)
Net cash provided in financing activities	7,430	12,665
Net increase in cash, cash equivalents, and restricted cash	(796)	2,719

Cash Flows from Operating Activities

Net cash used in operating activities of $6.6 million during the nine months ended September 30, 2021 primarily resulted from our net loss of $11.2 million and cash used in operating assets and liabilities of $1.6 million. This use was partially offset by non-cash charges of $6.3 million consisting of $2.6 million each in depreciation and amortization and share-based compensation expense, and $0.8 million of amortization of right of use assets.

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

Cash Flows from Investing Activities

Net cash used in investing activities were $1.7 million during the nine months ended September 30, 2021. Cash flow from investing included $0.8 million consideration payments in connection with the purchase of the Jet-Ag and Jet-Oxide product lines with the remainder a result of purchases of property, plant and equipment primarily related to our manufacturing plant in Michigan.

Net cash used in investing activities were $1.3 million during the nine months ended September 30, 2020. Cash flow from investing included $0.9 million contingent payments in connection with the purchase of the Jet-Ag and Jet-Oxide product lines with the remainder a result of purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided in financing activities of $7.4 million during the nine months ended September 30, 2021 consisted primarily of $0.9 million in net proceeds from of secured borrowing and debt, $6.2 million related to the exercise of warrants and $0.3 million in proceeds from employee equity related instruments. (Refer to Note 7 of our condensed consolidated financial statements)

Net cash provided in financing activities of $12.7 million during the nine months ended September 30, 2020 consisted primarily of $1.9 million in net reductions and repayment of debt, $10.5 million related to the exercise of warrants including approximately 6.1 million warrants which were issued in connection with the Company’s Warrant Exchange Agreement (See Note 7 of the condensed consolidated financial statements), net of registration costs and $0.2 million in proceeds from employee equity related instruments.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.

Changes in Internal Control

For the three months ended September 30, 2021, there have been no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to a variety of factors, including the COVID-19 pandemic, we and the third-party manufacturers we rely on are currently, or may in the future, experience supply chain disruptions, increases in costs or shortages in various raw materials utilized in the manufacturing and delivery our products. These and other factors are also causing plant shutdowns, reductions in capacity, delays and increased costs with our third-party manufacturers. We believe that we have sufficient supplies of raw materials and that our recent investments in our manufacturing plant provide sufficient manufacturing capacity so that we can continue to manufacture our products. However, our operating results may be negatively impacted if there continues to be pressure on global supply chains of raw materials, decreased ability of third-party manufacturers to manufacture and deliver our products and increased manufacturing costs. Substantial increases in the prices of our raw materials or manufacturing costs will increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices for our products. In addition, in order to recoup the increased costs, we have increased prices for our products, which may reduce customer demand and result in an overall loss of current or historical market share and negatively impact our operating results including anticipated revenues.

Our stock price does not meet and may in the future fail to meet the continued listing requirements of the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

On November 5, 2021, we received a notification letter from the Listing Qualifications Department of the Nasdaq Capital Market indicating that as of November 5, 2021 we were not in compliance with the $1.00 minimum closing bid price requirement. We have been given a grace period of 180 days from the notification, or until May 4, 2022, to regain compliance, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period. If we do not regain compliance by May 4, 2022, we may be eligible for a second 180 day compliance period, provided that, on such date, we meet the continued listing requirement for market value of publicly held shares and all other applicable initial listing requirements for the Nasdaq Capital Market (other than the minimum closing bid price requirement) and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements

104	XBRL for cover page of the Company’s Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on November 10, 2021.

MARRONE BIO INNOVATIONS, INC.

/s/ Kevin Helash
Kevin Helash
Chief Executive Officer

