Form 10-K
period 2021-12-31
MARRONE BIO INNOVATIONS INC
filed 2022-03-30
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-36030

Marrone Bio Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5137161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7780-420 Brier Creek Parkway, Raleigh, NC 27617

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

As of June 30, 2021, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $105,751,347 based upon the closing price of the common stock as reported on the Nasdaq Capital Market. This calculation excludes the shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock as of June 30, 2021. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 25, 2022
Common Stock, $0.00001 par value	182,274,641

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Annual Report on Form 10-K will be filed by amendment no later than 120 days after the end of the registrant’s fiscal year.

Auditor Firm Id: 688	Auditor Name: Marcum, LLP	Auditor Location: San Francisco, CA

Special Note Regarding Forward-Looking Statements and Trade Names

This Annual Report on Form 10-K includes a number of “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve many risks and uncertainties, and may be identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include: our beliefs with respect to the agricultural industry and related markets, including production levels, consolidation trends, and market opportunity; our plans and expectations regarding growth in our business, expansion to new markets, diversification of our product portfolio and strategic acquisitions and partnerships; our ability to effectively manage sales and marketing teams and distribution networks; our ability to integrate new products, technologies, and employee teams after any strategic acquisition; our expectations regarding revenues and sales, including potential growth in sales, changes to sales mix and expectations regarding seasonality and the impact of weather-related conditions; our expectations regarding discovering, developing, launching, commercializing and registering new products; our plans and expectations with regarding to manufacturing and production; our ability to protect our intellectual property in the United States and abroad; our ability to comply with ongoing and changing regulatory frameworks, including environmental, agricultural, and worker safety requirements, and to obtain product approvals; our ability to maintain a competitive position in our markets; our beliefs regarding our environmental, social, and governance leadership; our plans and expectations relating to our debt agreements; our ability to use carryforwards; our ability to influence customer perception of biological agricultural products; potential impact of the COVID-19 pandemic; our ability to maintain adequate cybersecurity measures to protect our information technology systems and infrastructure; our belief regarding our access to capital resources through equity offerings, debt financings, strategic collaborations or other means; our anticipated impact of certain accounting pronouncements; our expectations regarding market risk, including interest rate changes, foreign currency fluctuations and commodity price changes; statements regarding the potential completion of a merger transaction with Bioceres Crop Solutions; and our expectations with respect to our future expenditures, available cash and other financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K. These factors include, but are not limited to, the risks described under Part I–Item 1A—”Risk Factors,” Part II–Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the U.S. Securities and Exchange Commission (SEC). We make these forward-looking statements based upon information available on the date of this Annual Report on Form 10-K, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

Our portfolio of 18 products helps customers operate more sustainably while increasing their return on investment. Our products are used globally, and can be applied as foliar treatments or as seed-and-soil treatments, either on their own or in combination with other agricultural products. Our end markets include row crops, such as corn and soybeans; fruits and vegetables, such as tomatoes, leafy greens and cucurbits; trees, nuts and vines, such as almonds and grapes; and greenhouse production, such as ornamentals and medicinal plants.

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

Our products are supported by a robust portfolio of more than 400 issued and pending patents worldwide. Our products are approved by federal, state and foreign government agencies for use in organic and/or conventional farming systems. The majority of our legacy Marrone Bio products are produced or packaged at our dedicated, state-of-the-art manufacturing plant in Bangor, Michigan. We also have a minority ownership in a third-party manufacturing facility in Vyborg, Russia.

Industry Overview

Biological agricultural products, or biologicals, include bioprotection products, biofertilizers (bionutrition) and biostimulants, and occupy a unique space in agriculture as technologies that offer proven economic and environmental benefits to the consumer, the grower and the distributor.

For consumers, biologicals are part of the trend toward accessible, affordable, high-quality food produced in an environmentally sustainable manner. For growers and distributors, biologicals offer alternative solutions that not only enhance crop quality but also protect natural resources and reduce carbon footprint.

Farmers continually explore new options in crop production. Our portfolio of sustainable products give them innovative tools to increase yields and quality while protecting the safety of their operations and the health of their families, employees and land.

The global demand for alternative agricultural solutions drives the need for products that:

●	Increase yield and crop quality;
●	Improve soil health and nutrient utilization;
●	Benefit the soil microbiome; and
●	Provide greater convenience and flexibility in growing practices.

To meet these objectives, an increasing number of growers are implementing integrated pest management (IPM) programs. Growers use IPM to produce crops by the most economical means, and with the least possible hazard to people, property, and the environment. Biological agricultural products and crop cultivating techniques such as crop rotation and low-or-no tillage are among the most commonly used IPM practices.

The market for biological products is highly fragmented. There are approximately 300 known biopesticide active substances and organisms, and this high degree of fragmentation makes it difficult for the distribution channel and growers to differentiate between products and suppliers. Channel access favors those who can be long-term trusted partners consistently delivering products that provide the highest level of performance and return on investment.

Biologicals are developed and sold by two groups of agricultural companies. First, major, diversified agricultural suppliers who also sell seeds, fertilizers and chemical treatments for pest and weed control. Second, smaller companies dedicated primarily to research, development and commercialization of biologically based products.

Biologicals are delivering double-digit growth industrywide, as compared with low-single-digit growth for conventional crop protection products. We believe the market opportunity is significant: the market for agricultural biologicals, estimated to be more than $12.9 billion for 2022, still only represented approximately 10% of the total crop protection market for the same year, according to market research firms MarketandMarkets and Phillips McDougal, respectively.

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

Breadth and depth of experience –We have been a pioneer in the field of agricultural biological solutions, and have a track record of providing a wide range of products to specialty and row crop growers using conventional, organic and/or regenerative farming practices.

Unparalled product portfolio – We offer products across all three categories of biologicals: crop protection, crop health and crop nutrition. With 18 products to offer, we have size and scale that give us relevance within the agricultural distribution network and pull-through demand from growers.

Global commercial reach – We have partnerships with more than 56 distributors in over 30 countries that provide us outstanding channel access to our grower customers. We are reaping the benefits of the relationships we have built with partners in key growing regions outside the United States. We are becoming a less U.S.-centric company, with the potential to expand significantly in the large growing regions in Latin America and the European Union. We are rapidly diversifying our global mix, with a target to have our sales closer to an equal split between North America and the rest of the world.

Integration of strategic acquisitions – We made two strategic acquisitions in 2019: Pro Farm and the Jet-Ag and Jet-Oxide product families. Both were integrated into our operations and were immediate contributors to revenue growth and margin expansion. Pro Farm afforded us rapid entry into the key row crop markets of Europe and the Commonwealth of Independent States, and is central to our expansion in South America, including Brazil and Argentina. Aggressive field trial programs incorporating the Pro Farm crop nutrition products were conducted in 2020, often in combination with existing crop protection products in our historic portfolio. We anticipate the potential for further commercial synergies within distribution networks and product lines from this acquisition.

A robust, cost-efficient research and development pipeline – Our biological breakthrough research and development is based on a proprietary library of approximately 18,000 micro-organisms and 350 plant extracts. Our combined 10-year pipeline includes 16 potential product candidates. We are targeting approximately $50 million in incremental revenues from the launch of our pipeline products through 2026.

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

Dedicated manufacturing capabilities – We operate out of two packaging and manufacturing facilities, one in Bangor, Michigan (Marrone Michigan Manufacturing, or MMM) which we own, and the other a third party manufacturer in Vyborg, Russia, in which we have a minority ownership interest. The MMM facility has made recent advances that have increased production yields and generally reduced cost of product revenues. This has been achieved through greater scale and improved utilization rates to increase volumes and yields while lowering overhead. During 2021, we invested more than $1 million in an upgrade of the facility with a projected two-year payback to allow us to bring additional production in-house, improve gross margins and reduce working capital.

Regulatory expertise and patent positions – As an early developer of biological agricultural products, we have in-depth experience seeking approvals and registrations for our unique products in countries around the world. Our commercial efforts are supported by more than 400 issued and pending patents worldwide.

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

Our success will be defined by:

The diversification of our portfolio, whether it be the products we sell, the crops we serve or the geographies we reach.

●	In 2020, our sales were roughly one-third biofungicides, one-third bioinsecticides and bionematicides, and one-third seed-and-soil treatments. Over the next three years, as sales grow, we are targeting a shift in product mix to seed-and-soil treatments in the low to mid 30% and plant health products in the low to mid teens, while maintaining a strong position in crop protection products in the mid 50%.
●	Specialty crops were the foundation of our historical sales, but we have made significant inroads into row crops, including soybeans and corn. We are targeting an increase in row crops to comprise up to half of our sales by 2023.
●	We continue to target roughly equal sales between North America and the rest of the world in the long run, which would be a major change from our most recent sales trend with more than 75% of our product sales in North America.

Commercial launch of novel, efficacious agricultural biological products through investments in high-priority research and development projects that can accelerate the time to market and revenue contributions.

●	We believe our pipeline uniquely positions us as a leader in the research, development and commercialization of products within this rapidly growing sector of agriculture. We are focused on a robust set of options across the entire sector, and especially in the seed-and-soil treatment market. In addition, we have significant opportunity to build on our leadership position in bioprotection products, while making further inroads into major row crops globally. Finally, we have made material advancements in our bioherbicide platform and remain excited about the opportunity to provide novel solutions aimed at combating weeds to our channel partners in the future.
●	We continuously perform in-depth reviews of our research and development pipeline to ensure it delivers the maximum value for all key stakeholders – including our grower customers, our distribution channel partners, and our stockholders.
●	We believe this revamped research and development program is highly responsive to customer needs, while making the most efficient use of available resources to provide the greatest returns on investment. By our estimates, our pipeline has the potential to add approximately $50 million in incremental revenues in the 2026 timeframe, and over $100 million in incremental revenues by 2030. Near-term, we have identified 3 pipeline products that have a high-probability of reaching the market within the next twelve months. All are well understood in our pipeline and commercial portfolio, with clear lines of sight into addressable markets, crops and customer value propositions.

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

An unrelenting focus on being brilliant at the basics — driving operational and financial excellence.

●	We believe we have reached a turning point in our evolution as a commercial provider of sustainable, biological solutions. With more than five years of revenue growth and an annual gross profit margin in 2021 greater than 50%, we have established a commercial base from which we can accelerate our velocity and expand our leadership position in the space.
●	We continue to be focused upon prudent management of our operating expenses relative to the growth of our revenues and gross profit. We continue to seek to maintain future operating expenses at a level that will support our continued strong growth and accelerate our path to profitability.

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

Crop Protection: Our historical commercial strength has been in the crop protection arena – biological products that protect crops against fungus, insects and nematodes. These are either sprayed on the leaves of plants and trees at various points in the growing season or used as seed- or soil-applied treatments at planting. This is the heart of our portfolio, and we continue to leverage this leading position in the biological control market, valued by market research firm DunhamTrimmer in their Global Biocontrol Report for 2021 at $5.2 billion globally. We have strengthened our competitive offerings through internal research that has resulted in next-generation advancements, as well as through the 2019 acquisition of the Jet-Ag and Jet-Oxide fungicides, bactericides and disinfectants.

Crop Health: For 2020, biostimulants were expected to represent a $2.1 billion market according to DunhamTrimmer. These products reduce plant stresses or enhance the crop’s tolerance to abiotic or external stresses, such as lack of water or excessive sunlight. This is a newer opportunity for us, and includes the 2021 launch of Pacesetter, a product for plant health that is used in combination with conventional products to boost yields and improve the grower’s return on investment.

Crop Nutrition: Our 2019 acquisition of Pro Farm allowed us to establish a global presence in the rapidly expanding biofertilizers market segment estimated at $2.3 billion for 2020 by MarketsandMarkets in their agricultural biologicals report. Crop nutrition products encourage better uptake of vital nutrients that allow the plant to withstand stresses and increase output. With the acquisition of Pro Farm, we added proprietary nutrient and biostimulant technology, as well as products for seed and foliar treatments. This portfolio of products uses a proprietary modes of action to stimulate plant growth and improve plant health, resulting in improved yields and crop quality.

Pro Farm’s proven technology is applied in seed, soil and foliar treatments in the major row and specialty crops of corn, cereals, sunflowers, oilseed rape (canola), sugar beets and vegetables, with other crops in development. Pro Farm has distribution agreements servicing most of the major global agricultural production areas, with particular strength in Europe and the Commonwealth of Independent States (CIS), and expansion under way in Latin America, North America, and Africa.

Product Applications

Foliar Applications: Foliar applications treat the plant by spraying the leaves to protect against pests, reduce stress or encourage plant health. Many of our products can be used as foliar treatments in specialty crops – such as tomatoes, leafy greens and melons – and in trees, nuts and vines – including almonds and grapes. Foliar applications also are commonly used in row crops and in greenhouse settings.

Seed and Soil Applications: The seed and soil treatment side of our business has created the most significant change in our product mix. A strategic collaboration established in 2016 with a major U.S. distributor created the first combination of our products in a seed treatment platform for row crops. Seed treatments provide insurance for growers, as they proactively respond to abiotic (external, environmental) and biotic (living organisms) stresses that are present at the time of planting, informed by grower experience and known growing conditions. Performance, usage rates, price and compatibility all factor into the buying decision. All else being equal, we believe distributors, seed companies and growers will continue to opt for biological treatments. We project that our seed and soil treatments account for about one third of our portfolio over the next three years.

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

New partnerships will allow us to continue to expand our BioUnite offerings globally. We announced an agreement in 2020 with Vive Crop Protection, a leader in precision chemistry solutions and owner of the patented Allosperse® technology. We believe this partnership will provide a suite of ground-breaking products for U.S. growers by combining one of our leading biologicals with proven conventional chemistry using Vive’s Allosperse® Delivery System.

Our Products

The table below summarizes our current portfolio of commercially available product lines. On average, our bioprotection products progress through discovery, development, regulatory approvals, and market launch domestically and internationally within five years or less at a cost generally less than $11 million. We have continued to develop and refine these products, resulting in new formulations, expanded-use labels, and new markets.

All available formulations, with the exception of our Pro Farm product lines and Haven, are compliant with the U.S. Department of Agriculture’s National Organic Program and certified by the Organic Materials Research Institute (OMRI). All of our products have a low-risk profile as they are exempt from food tolerance requirements (that is, there are no pesticide residue concerns), and have an excellent safety profile for workers and consumers. For growers and others whose who work on farms, our products require minimal personal protective equipment (PPE) and allow workers to re-enter treated areas within four-hours of application, and with zero-day pre-harvest intervals. Our products also are low risk to pollinators, beneficial insects and other non-target organisms. In addition, our nutritional products create conditions that improve the soil microbiome and enhance the plant’s efficient use of water and nutrients.

NAME	MARKET	USE	DESCRIPTION	STATUS
Emergen	Row Crops Nutrition	Foliar Fertilizer	Nutrient complex for increasing crop health, yield and quality	Domestic Expansion Efforts Under Way, Available Internationally Under a Different Brand Name
Foramin	Crop protection	Foliar Fertilizer	Nutrient complex for increasing crop health, yield and quality	Commercially Available Internationally, Domestic Expansion Efforts Under Way
Foramin ST	Crop protection	Nutritional Seed Treatment	Nutrient complex for increasing crop health, yield and quality	Commercially Available Internationally, Domestic Expansion Efforts Under Way
Grandevo	Crop Protection, Home and Garden, Turf and Ornamentals, Seed Treatment	Insects and Mites	Controls a broad range of sucking and chewing insects through feeding	Commercially Available Domestically and Internationally
Haven	Crop Health, Home and Garden, Turf	Sun stress/Plant Crop Health, Quality	Reduces sun stress and dehydration, and increases yields and quality	Commercially Available Domestically and Internationally
Jet-Ag	Crop Protection	Plant Disease, Sanitation	Stops mold and bacteria on plants and other surfaces	Commercially Available Domestically
Jet-Oxide	Post Harvest	Sanitation	Disinfects hard surfaces	Commercially Available Domestically
Majestene	Crop Protection, Turf and Ornamentals, Seed Treatment	Plant Parasitic, Nematodes/Soil-Borne Insects	Controls soil-dwelling nematodes and certain soil borne insects.	Commercially Available Domestically, International Expansion Efforts Under Way
Optima	Crop Nutrition	Nutritional Seed Treatment	Nutrient complex for increasing crop health, yield and quality	Commercially Available Internationally, Domestic Expansion Efforts Under Way
Pacesetter	Row Crop Health	Crop Health	Improves yields and quality	Commercially Available Domestically, International Expansion Under Way
Regalia	Crop Protection, Home and Garden, Turf and Ornamentals, Seed Treatment	Plant Disease/Crop Health	Protects against fungal and bacterial diseases and enhances yields/quality	Commercially Available Domestically and Internationally
Stargus	Crop Protection, Home and Garden, Turf and Ornamentals, Seed Treatment	Plant Disease/Crop Health	Protects against fungal and bacterial diseases and enhances yields	Commercially Available Domestically and Internationally
Takla	Crop Nutrition	Nutritional Seed Treatment	Nutrient complex for increasing crop health, yield and quality	Commercially Available Internationally
UBP ST	Crop Nutrition	Nutritional Seed Treatment	Nutrient complex for increasing crop health, yield and quality	Commercially Available Internationally, Domestic Expansion Efforts Under Way
UBP	Crop Nutrition	Foliar Fertilizer	Nutrient complex for increasing crop health, yield and quality	Commercially Available Internationally, Domestic Expansion Efforts Under Way
Venerate	Crop Protection, Home and Garden, Turf and Ornamentals, Seed Treatment	Insects and Mites	Controls a broad range of sucking and chewing insects	Commercially Available Domestically and Internationally
Ympact	Crop Nutrition	Nutritional Seed Treatment	Nutrient complex for increasing crop health, yield and quality	Commercially Available Internationally, Domestic Expansion Efforts Under Way
Zelto	Seed Treatment, Turf	Plant Parasitic Nematodes/Soil-Borne Insects	Controls soil-dwelling nematodes and certain soil borne insects	Commercially Available Domestically

Emergen

●	Foliar Fertilizer

●	Row Crops

●	Domestic Expansion Efforts Under Way, Available Internationally Under a Different Brand Name

Emergen is a foliar fertilizer that provides nutrients to the plant. It optimizes abiotic stress tolerance (e.g. drought, extreme heat), enhances conditions for higher yields, and provides an improved return on investment. It can be used in a mixture with traditional fungicides and with Pacesetter for improved and consistent yield.

Foramin

●	Foliar Fertilizer

●	Crops

●	Available Internationally, Domestic Expansion Efforts Under Way

Foramin is a foliar fertilizer that enhances conditions for higher yields and improved return on investment. It delivers additional nutrients to the plant through the foliage and optimizes nutrient conditions for increased plant vigor.

Foramin’s nutrient composition and novel nutrient delivery mechanism are designed to have an overall positive effect on the plant physiology, by mitigating the adverse effects of abiotic stresses, Foramin improves both yield and quality, especially under less-than-favorable growing conditions.

Foramin ST

●	Nutritional Seed Treatment

●	Crops

●	Available Internationally, Domestic Expansion Efforts Under Way

Foramin ST is a nutritional seed treatment that enhances conditions for increased yields and greater return on investment. It improves conditions for nutrient uptake and root growth. Foramin ST is easy to apply and use and is compatible with conventional seed treatments.

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

Grandevo Bioinsecticide is a water-dispersible granule based on a new species of microorganism (Chromobacterium subtsugae). It provides multiple modes of action to stop insect feeding and reproduction. Grandevo is particularly effective against certain chewing insects that destroy plant leaves (such as caterpillars), sucking insects that pierce plants and remove sap (such as Lygus and mealybugs), phytophagous mites and some flies whose larvae consume the plant’s fruit (such as the spotted wing Drosophila). The active ingredient in Grandevo has also shown efficacy on corn rootworm, a major pest of corn, and other yield-robbing soil pests when used as a seed treatment.

Haven Heat Stress Manager

●	Crop Health

●	Crops, Turf and Ornamentals

●	Available Domestically and Internationally

Haven is a crop health product that is applied to the leaves of plants to reduce sun stress. Haven reflects light and heat from leaves, which lowers plant temperatures, resulting in less stress to the crops and higher yields and quality. Haven also increases the plant’s uptake of water and nutrients when it is under stress.

Haven is based on a technology of naturally derived, plant-based (coconut) compounds. Unlike competing products, Haven does not leave an undesirable deposit or residue on crops. Field trials over the last four years have demonstrated increased quality characteristics on citrus, watermelon, blackberries and grapes, and increased yields on walnuts, almonds, corn and wheat, often equal to or better than the conventional commercial standard.

Jet-Ag

●	Fungicide, Bactericide, and Sanitizer

●	Crops, Turf, Structures, Hard Surfaces, and Pipes

●	Available Domestically

Jet-Ag and Jet-Oxide are broad-spectrum peroxyacetic acid (PAA) sanitizers that prevent, suppress, eliminate and control algae, fungi and bacterial diseases in agriculture and horticultural industries.

Jet-Ag can be used to treat crops to kill or control the growth of disease organisms on plants. It is also an effective soil treatment prior to planting and an inoculant of beneficial microorganisms. Jet-Ag can be used in conjunction with our other products: for example, research has shown that using Jet-Ag and Regalia in a program can increase control of fire blight and using Jet-Ag and Grandevo in a program can decrease the population of spotted wing drosophila on berries.

Jet-Oxide

●	Sanitizer and Disinfectant

●	Hard Surfaces, Fruit and Vegetable Water Treatment and Post-Harvest Treatment

●	Available Domestically

Jet-Oxide is a fast-acting, easy-to-use post-harvest peroxyacetic acid (PAA) sanitizer and industrial disinfectant that is used in post-harvest packing house sanitation, field equipment sanitation, industrial use, fruits and vegetables processing, and food and beverage sanitation. Jet-Oxide 15% has shown efficacy against E. coli, salmonella, listeria and Human Coronavirus Strain 229E and the active ingredient PAA is on the list of U.S. Environmental Protection Agency-approved COVID disinfectants.

Majestene Bionematicide

●	Bionematicide and Bioinsecticide

●	Crop Protection, Turf and Ornamentals, Seed Treatment

●	Available Domestically, International Expansion Efforts Under Way

Majestene Bionematicide, also a soil insecticide, has been developed based on the microorganism Burkholderia rinojensis. This nematicide is active against a broad range of nematodes, wireworms, white grubs and other important soil-dwelling insects that damage crops such as soybean, corn, cotton, strawberries, turf, tomatoes, potatoes and sweet potatoes.

Our next-generation Majestene product (MBI-306) – is currently in development. In 2019 - 2020, this version demonstrated high performance at substantially lower rates per acre than our current product for in-furrow applications on corn and potatoes and as a seed treatment on corn, wheat, cotton and soybeans.

One of our distribution partners, Albaugh, commercialized BIOst a nematicidal seed treatment product that incorporates our Majestene technology, which was used to replace a chemical nematicide that presented both worker safety and ecotoxicity concerns. This seed treatment use has seen significant growth in the U.S. corn, cotton and soy markets and efforts are underway to add seed treatment options for additional row and specialty crops in the future.

In 2021, we signed an agreement with Argentina-based company, Rizobacter to introduce a nematicidal and insecticidal seed treatment, based upon the Majestene formulation, into the Brazilian row crop market. The regulatory dossier for that product, Rizonema, was completed in 2021 and submitted to Brazilian regulatory agencies in September 2021. In March 2022, we received confirmation from Brazilian regulators that the product had been granted fast-track review status, with a favorable ANVISA (human health protection ministry) review already completed. Rizonema has now been forwarded to IBAMA (environmental protection ministry) and MAPA (agriculture ministry) review.

Optima

●	Nutritional Seed Treatment

●	Crops

●	Available Internationally, Domestic Expansion Efforts Under Way

Optima is a second-generation nutritional seed treatment product, optimized for hybrid crops. It is based on the same underlying technology as UBP. Optima boosts the conditions for improved germination and plant development, supports the development of a strong root system, and enhances the conditions for nutrient uptake and increased yield potential

Pacesetter

●	Crop Health

●	Row crops

●	Available Domestically, International Expansion Efforts Under Way

Pacesetter, launched during 2021, is a bio-based plant health product for row crops such as corn, soybeans, cotton, peanuts, tobacco and cereal grains. When used alone or with conventional fungicides, Pacesetter improves root growth and chlorophyll production to deliver yield increases beyond what synthetic fungicides alone can generate.

Large demonstration trials in 2020 showed an average return on investment above six to one and numerous plant health benefits. For corn, longer and wider ear leaf size, longer and healthier corn kernels and less tip loss were observed. Soybeans had healthier plants and more pods per plant and/or more seeds per pod on average.

Regalia Biofungicide

●	Biofungicide

●	Crop Protection, Home and Garden, Ornamentals, Seed Treatment

●	Available Domestically and Internationally

Regalia Biofungicide is the master brand name for our product line of biofungicides and plant growth regulators that improve plant health and crop quality while preventing disease. Regalia’s active ingredient is an extract of Reynoutria sachalinensis (giant knotweed plant).

Regalia acts by turning on a plant’s immune system, a process called induced systemic resistance or systematically acquired resistance. It improves overall biotic stress tolerance and enhances the efficacy of conventional fungicides. It is an excellent tank mix or rotation solution for both organic and conventional IPM programs. Target diseases include powdery mildew on many crops and fire blight on apples. The active incredient in Regalia also is effective when applied as a seed treatment for use in soybeans, corn and cotton, with efforts underway to develop a specific formulation for that market segment.

Stargus Biofungicide

●	Biofungicide

●	Crop Protection, Home and Garden, Turf and Ornamentals, Seed Treatment

●	Available Domestically and Internationally

Stargus Biofungicide is based on microbial fermentations of a newly identified Bacillus nakamurai strain, F727, isolated using our proprietary screening platform. We have identified different compounds, some of which are novel, produced by the microorganism in Stargus that control a broad range of plant diseases, such as downy mildews, Botrytis and white molds. Application of Stargus to corn and wheat seeds has resulted in enhanced yields.

Takla

●	Nutritional Seed Treatment

●	Crops

●	Available Internationally

Takla is a nutritional seed treatment product initially developed for specific severe conditions in the European market. Takla enhances seed health and plant emergence, boosts plant vigor, and improves crop establishment.

UBP

●	Foliar Fertilizer

●	Crops

●	Available Internationally, Domestic Expansion Efforts Under Way

UBP is a foliar biological fertilizer that enhances conditions for increased yield and crop quality. It delivers nutrients through the foliage and optimizes tolerance to abiotic stress. UBP is also easy to apply and use, and compatible with common agrochemicals.

Field trials demonstrate that UBP consistently outperforms standard organic and synthetic fertilizers and nutrient products in terms of both crop yield and quality. By promoting plant vigor and health, trials also have demonstrated that crops treated with UBP recover more quickly from herbicide damage.

UBP ST

●	Nutritional Seed Treatment

●	Crops

●	Available Internationally, Domestic Expansion Efforts Under Way

UBP ST is based on the same underlying technology as UBP. It uses renewable forestry industry byproducts to produce a molecular level complex that contains macro- and micro-nutrients that are more effectively and efficiently delivered to plants.

As a nutritional seed treatment, UBP ST to aids in nutrient uptake and root growth, while increased yields and crop quality. It is easy to apply and use, and compatible with conventional seed treatments.

Venerate Bioinsecticide

●	Bioinsecticide and Biomiticide

●	Crop Protection, Home and Garden, Turf and Ornamentals, Seed Treatment

●	Available Domestically and Internationally

Venerate Bioinsecticide, a liquid formulation, is based on a microbial fermentation of a new bacterial species, Burkholderia rinojensis. Compounds produced by the microorganism control a broad range of chewing and sucking insects and mites, as well as certain species of flies. Our next-generation Venerate product – is currently in development and is currently one of our largest products for seed treatments. In 2019 and 2020, this version demonstrated high performance at substantially lower rates per acre than our current product for foliar application to control key pests in fruit, vegetable and nut crops.

Ympact

●	Nutritional Seed Treatment

●	Crops

●	Available Internationally, Domestic Expansion Efforts Under Way

Ympact is a unique nutritional seed treatment product specifically designed for cereals. It is based on the same underlying technology as UBP. Ympact improves conditions for increased vigor and greater biomass, enhances conditions for increased yields and improved crop quality, and optimizes conditions for nutrient uptake and root growth.

Zelto Bionematicide and Bioinsecticide

●	Bionematicide and Bioinsecticide

●	Turf

●	Available Domestically

Zelto Bionematicide and Bioinsecticide protects turf, such as golf course fairways and greens, and promotes turf health by improving plant and root health.

Zelto Bionematicide is used for the control of plant parasitic nematodes and soil dwelling pests. It works by reducing the nematode population while encouraging rapid plant regeneration. This results in increased turf density and overall improved plant and root health.

Product Pipeline

Our product pipeline is a significant contributor to our growth strategy. We have expanded the focus of our research and development pipeline based on the strengths of our proprietary product lines of crop protection, plant health and biological fertilizers; our research and development infrastructure and manufacturing capabilities; and our market access and global footprint. Our pipeline consists of products in three categories: bioprotection, seed and soil health, and plant health. These products are further categorized in terms of their time to market launch: near-term (2022), mid-term (2023/2024) and long-term (2025 and beyond). We have implemented a pipeline prioritization strategy that establishes commercial target goals as each pipeline product advances through product development, regulatory reviews, market research assessments and risk adjusted financial projections.

Bioprotection:

●	Bioinsecticides: MBI-306 and Grandevo XC
●	Biofungicides: MBI-110 G2
●	Bioherbicide: MBI-015
●	Bioherbicide: MBI-011
●	Bioherbicide: MBI-007

The bioprotection product category is comprised of a wide spectrum of products – including insecticides, fungicides and herbicides – targeted for mid- to long-term market launches. These products advance our current commercial products and build on our unique understanding of and experience with agricultural biologicals from both a scientific and commercial perspective. These products address some of the most significant and challenging unmet market needs, including weed control, pest resistance management, and integrated pest management practices.

Greater penetration in existing markets and expansion to new markets – such as row crops – and uses – such as seed treatments – are the key commercial objectives for these products:

●	MBI-306 is our next generation insecticide/nematicide. Our 2020 and 2021 field research established targeted reduction of product usage from the current foliar applications of 64-128 fl. oz./acre to a significantly lower 15-20 fl. oz./acre. MBI-306 was submitted to the U.S. Environmental Protection Agency in September 2021 and, currently, has a projected 2023 approval date. We are also developing dossiers, including field trial data, to submit to Brazil and Canada, with projected submission date in 2023.
●	Grandevo XC is an experimental liquid version of the existing dry Grandevo product with better customer acceptance and improved field efficacy.
●	MBI-015 is a post-emergent herbicide (sprayed on the weeds after they emerge) for use against a range of weeds, including Palmer amaranth and water hemp, have developed resistance to leading conventional chemical herbicides. MBI-015 is based upon the MBI-014 technical grade active ingredient of the Burkholderia rinojensis microbe is targeted for use in conventional row crops.
●	MBI-011 is a post-emergent burndown product based on Sarmentine, an extract from Chinese Long Pepper. It targets annual broadleaves and as well as annual grasses. MBI-011 has been developed to be sprayed against weeds that affect yields on row crops such as soybeans, corn, canola, cotton and rice.
●	MBI-007 has shown pre- and post-emergent efficacy on a wide spectrum of annual broadleaves, grasses and sedges, and mixes well with most chemical crop protection products and fertilizers. It provides an improvement in efficacy at lower rates than MBI-005. MBI-005 is our former herbicidal Streptomyces acidiscabies strain developed and registered with the U.S. Environmental Protection Agency (EPA) and Canada’s Pest Management Regulatory Agency.

Seed and Soil:

●	Seed: MBI-306 ST, MBI-307, MBI-5P16
●	Soil: MBI-306, MBI-306 Premix, MBI-601,

This is the highest growth category in our pipeline and builds on our strengths in biological crop protection and fertilizers. The majority of these products are targeted for use worldwide in row crops, such as corn, soybeans, rice and cereals, and in such high-value crops as tree nuts, grapes and leafy vegetables.

A key product for crop protection is MBI-306 and its variants (MBI-306 Premix and MBI-307). MBI-306 is an enhanced version of our current seed, and soil, applied product, and significantly improves the level of efficacy against target pests. Based on our 2020-2021 field research, we are targeting a nine-fold reduction in the amount of seed treatment required in application, which is a competitive rate when compared with conventional treatments for targeting corn rootworm, lesion, reniform and soybean cyst nematodes. For soil uses, such as in-furrow applications in corn, our 2020-2021 field research supports a reduction in rate of application, while providing control of corn rootworms, wireworms, lesion nematodes and seed corn maggots comparable to industry standards. The ability to provide additional insect control, coupled with nematode control, gives us greater access to the corn, soybean and cotton soil-applied in-furrow markets and potentially additional crops. MBI-306 was submitted for registration to EPA in September 2021.

Our in pipeline of novel seed-applied plant nutrition products designed for industrial seed treatments, can also be used in downstream applications. These include: new breakthrough formulations with UBP-technology, out of which MBI-5P16 is the first to be introduced to the market for row crops in the United States and European Union. Most of these products are also in compliance with the new harmonized EU biostimulant regulation scheduled for 2022 (European parliament, Regulation (EC) No. 2019/1009), which will allow for pan-European market access for our plant health products.

Plant Health

●	Foliar (Zn Foliar) and Reyzox,

●	Row crops and specialty crops

●	North America, European Union and Latin America

●	Zn Foliar is a foliar-applied product targeted for the Latin American row crop market to address zinc deficiency. Positive field trial results in 2020 were expanded upon during 2021.
●	We have partnered with Vive Crop Protection to combine extract of Reynoutria sachalinensis (the active ingredient in Regalia) with proven conventional chemistry (azoxystrobin) using Vive’s unique Allosperse Delivery System. The combination product Reyzox will be targeted to the fruit and vegetables markets in specific geographies.

We are continually investigating new research and development pipeline projects, whether through internal product development, in collaboration with other companies, or as a new product concept. We have established a stage gate process to evaluate and further advance our research and development pipeline. Overall, we estimate the current pipeline will add incremental revenue growth of approximately $50 million in the long-term timeframe and approximately $100 million by 2030. Our microorganism collection has candidates that help reduce fertilizer rates by enhancing the uptake of nutrients such as phosphorous and sulfur or can fix nitrogen.

Sales, Marketing and Distribution

We sell our products in the United States through our internal sales force, is focused on managing distributor relationships and creating grower demand for our products. We have a dedicated team of employees who provide technical service support to both our customers and sales representatives on the use of our products in IPM and crop production programs, both for conventional and organic growers. Our sales force covers all major regions in the United States, including California and the Pacific Northwest, the Southeast, the Northeast, the Mid-Atlantic and the Great Lakes regions, with an emphasis on high-value specialty crops (fruits, nuts and vegetables). We currently sell our crop protection product lines through leading agricultural distributors, such as Albaugh, Aligned Ag, Helena Chemical, Nutrien Ag, Simplot and Wilbur Ellis. These are the same distribution partners that most major agrichemical companies use for delivering solutions to growers across the country.

We sell our UBP and UBP- based products through selected partners and distributors in Europe and Latin America. On top of our existing significant distribution relationships, such as the distribution agreement we have with Corteva for seed treatment for hybrid crops in Europe, in 2020 and 2021, Pro Farm entered into a distribution agreement with companies such as Rizobacter in South America and PGG Wrightson Seed in Uruguay related to Pro Farm foliar and seed treatment product sales in the region. Pro Farm is also working with numerous companies to improve its biological offerings. With Pro Farm, we expect to continue expanding our global distribution network and have hired sales managers in key territories to help achieve our growth goals and provide support to our seed and distribution customers.

We have exclusive legacy international agreements with major distributors such as our previously mentioned distribution partnership with Corteva in Europe (seed treatment for hybrid crops), FMC (for certain markets in Latin America) and Syngenta (for specialty crop markets in Europe). Our current strategy is to work with regional distributors and distributors in key countries who have brand recognition and established customer bases, and who can effectively conduct field trials and grower demonstrations with biopesticides and lead or assist in regulatory processes and market development. As such, we have signed a number of distribution agreements with: Agristar, Nufarm, UPL, Jocanima/Great Havest, Elephant Vert and Kenya Biologics, Hoptri, Lidorr, AMC/Agrimatco, Disagro and Kyung Nong Corporation.

We believe we can leverage our existing sales, marketing and distribution network, to bring in additional revenues, while enhancing our commercialized product portfolio.

We derived approximately 77% and 85% of our total revenues from Regalia, Grandevo, Venerate and UBP ST product families for the years ended December 31, 2021 and 2020, respectively. We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. For the year ended December 31, 2021, our top three distributors accounted for 48% of our total revenues, and 78% of our business was from the U.S. markets. In 2022, however, we expect our product mix to shift significantly because of sales generated through our Pro Farm subsidiary and continued progress on registrations of our collective product lines in new countries.

While the biopesticide industry has been growing, customers in the crop production sectors often require on-farm demonstrations of pest management or plant health products, based on their novel modes of action require additional education on their use. We are implementing the following strategies to accelerate adoption rates and promote sales of our biological pest management and plant health products:

Maintain a focused and effective sales and marketing team that shares our values. We believe after several years of investment that we have been able to build an improved sales and marketing team. In addition, we are now more effectively organizing the data and educational material that we have amassed over years of operations on our bio-based products, as well as organic and sustainable agricultural practices in order to train and equip our sales staff to communicate with and educate distributors and growers. We believe that hiring and training sales and marketing staff with a high level of technical expertise and knowledge regarding the capabilities of our bio-based products, and unwavering belief in the potential and value of biologicals for crop production, is essential to expanding adoption of our products by growers and sales to distributors. In addition, we have invested in our field development team to include more technical service activities to support sales. These concerted efforts to build and train our sales and marketing teams are yielding positive results, including growth in sales.

Develop an extensive demonstration program. We believe that for growers to be convinced that a biological pest management, plant nutrition or plant health product works, they often must see it for themselves. Growers risk their crop each time they try a new product, and often produce only one crop per year on any given plot of land. Further, bio-based pesticide and plant health products are often applied differently and at different times than conventional chemical products, and so therefore may be used incorrectly by an inexperienced grower or advisor, decreasing efficacy. We typically conduct on-farm demonstrations with growers in the first year of association. A grower will then in the second year try one of our products on smaller plots of land and on one crop to ensure successful application then progress to increased use of our products in future years across more acres, more crops and more products. In addition, we work with distributors to determine which crops and which areas to emphasize in a given year to maximize the effectiveness of our demonstration program.

Target early adopters of new pest management technologies. For our biological pest management, plant nutrition and plant health products, we target both distributors and growers, who generally set industry standards through more widespread adoption of new pest management technologies after they initially test them on smaller portions of their crops. We also target organic growers, who are more willing trial new products, give fewer alternatives and greater demand for increased yields. We plan to continue to recruit these growers and their consultants to participate in demonstrations and field trials, enabling them to become familiar with our biological pest management and plant health products. By experiencing their benefits firsthand, they can promote the use of our products with other growers in their regions.

Educate growers about the benefits of our biological pest management products. Education is critical to the use of biologicals, which often have different modes of action than chemical products. We will continue to perform on-farm demonstrations and provide field data packages to support and validate our product claims. We also will continue to participate in trade shows and conferences to educate growers and their licensed pest control advisors about the benefits of our biological pest management, plant nutrition and plant health products. In addition we have provided a wide range of instructional videos, blog posts, webinars, podcasts, teach-ins, by-lined articles and online courses on biological pest management products, the latter of which can be taken by growers for continuing education credit to maintain crop protection product applicator licenses.

Develop and leverage relationships with key industry influencers. We will continue to develop relationships early in the product development process with target market influencers, including large, innovative growers, technical experts at leading agricultural universities, licensed pest control advisors, wineries, food processors, produce packers, and retailers. We believe that educating industry influencers about the benefits of biologicals and our products increases the likelihood that they will recommend our products to distributors and end users. In addition, food companies and retailers are driven by consumers to require greater sustainability and transparency from their grower-suppliers. This consumer trend is driving awareness with both the grower and food channel of the benefits of biologicals to soil health, the new movements in regenerative agriculture, and sustainable crop production programs in general.

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

Manufacturing

Our manufacturing processes for our crop protection products are developed in-house at our Davis, California, research and development facilities and transferred to our Bangor, Michigan, facility, or to our manufacturing partners. Biopesticide formulation, microbial fermentation and product packaging are among the facility’s core competencies. We believe in-house manufacturing enhances control and flexibility in production, ensuring quality, strengthening intellectual property security and lowering manufacturing costs over time. During 2021, we invested over $1 million to increase in-house manufacturing of our products Venerate and Majestene, expand manufacturing capacity.

We currently ferment our Grandevo product in our manufacturing facility but continue to use a third-party contractor for formulating it into spray-dried powder. The facility also accommodates full-scale production of Regalia. While we have the ability to produce the majority of our products using our own manufacturing capacity, we currently use third parties to manufacture Venerate and Majestene/Zelto as a result of regulatory requirements for the microorganism that underlies the technologies. In 2020, we secured the necessary federal and state approvals to begin Burkholderia rinojenis production at our Michigan facility. Stargus/Amplitude is also made at a third-party vendor because the Bacillus bacteria produce spores that are hard to contain and could pose contamination risks in the manufacturing of our other products. We intend to have fermentation of Bacillus at our own facility, but it will require a separate facility from our other products. Haven has previously been produced using a third party, however our Michigan facility has taken over all production of the product. We anticipate ramping up production volumes as we expand the facility in the future. We expect to continue to utilize third-party manufacturing in North America and the EU for supplemental production capacity to meet excess seasonal demand and mitigate any supply disruptions. As needed, we will also use our own facility or third parties to package and label products.

The active ingredient in our Regalia product line is derived from the giant knotweed plant, which is a food and medicinal plant native to China and Japan. We have scaled production of Regalia using a reliable, single supplier that acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, following our specification. The resulting dried extract is shipped to our manufacturing plant for formulation, production and packaging. We do not maintain a long-term supply contract with this supplier, but we have worked with them for 10 years. While there can be no assurance that we will continue to be able to obtain dried giant knotweed plant extract from our supplier in China, at a competitive price point, we estimate that our current supply of the ingredient will be sufficient to manufacture product to meet the next 6- to -12 months’ demand. Should we elect or be required to do so, we have identified and received quality knotweed from a number of possible alternative suppliers, including one from outside China in the event additional inventory or diversified sourcing is necessary.

A majority of the production of our Pro Farm product lines, as well as associated raw materials, is conducted at a third-party manufacturing facility in Russia, in which we have a 12% ownership stake. A large-scale paper and pulp manufacturing site in close proximity to this plant is the main supplier of the wood waste by-product material we use in production. For our Pro Farm products, we source custom, made, bespoke micronutrient formulations from a European third-party supplier and have multiple third-party post-production and formulation facilities in Europe. Our Jet-Ag products are manufactured by a third party located in the United States.

Research and Development

We have leveraged an innovative and market-focused discovery process to generate a robust product line and pipeline. This has included isolating approximately 18,000 microorganisms, testing more than 16,000 of them against multiple pest targets and testing a subset of them for plant health and nutrient uptake enhancement. We have then developed more than one product line based on the same active technology. Developing multiple products based on the same microbe allows for a more efficient use of research, development and manufacturing resources, and enables us to leverage capital invested in existing technologies.

At this time, we are prioritizing our research and development to support our existing products and focus on our pipeline projects as discussed above. These pipeline products combine our legacy and acquired collective technologies and are targeted for broader categories or bioprotection, plant health and seed and soil health.

As of December 31, 2021, we had 51 full-time equivalent employees dedicated to research and development and patent related activities, 7 of whom hold doctorates, plus 9 field development personnel who focus on technical support and demonstration and research field trials. Our research and development team has technical expertise in microbiology, molecular biology, bioinformatics, natural product, formulation and analytical chemistry, biochemistry, fermentation, entomology, nematology, weed science, plant physiology and plant pathology. Our research and development activities include discovery, product development, product support, regulatory, patent and field trial activities, which are principally conducted at our Davis, California, facility or onsite by our field development specialists in their respective regions. We have made, and will continue to make, substantial investments in research and development, such as increasing the number and locations of field trials and adding toxicology and regulatory consultants for new products and international expansion. Our Davis research and development headcount has remained relatively flat for several years. Our research and development expenses, including patent, regulatory and field trial expenses, were $12.1 million and $11.3 million for the years ended December 31, 2021 and 2020, respectively.

We advanced three novel bioherbicides in our research and development pipeline. These microbe or nature-derived herbicides are a key component of the company’s strategic growth plan, and provide entry into the $27 billion weed control market. These herbicides are expected to provide options to our customers that will enhance performance and profitability, and provide a more environmentally responsible option for both conventional and organic farmers. Our bioherbicides can control the most economically significant and resistant weeds, including annual broadleaves, grasses and sedges in major row crops as well as vegetable and turf markets. The products can be used at various points in the growing season to give farmers maximum flexibility to control weeds before, during and after planting.

Among our portfolio of three herbicides, the first two, MBI-005 (pre and post emergent herbicide) and MBI-011 (burn-down, contact herbicide), have prior regulatory approval from the U.S. Environmental Protection Agency, and now are undergoing further production and formulation refinement. MBI-005 program will continue as MBI-007 as we inked a licensing deal for improved production strains from Novozymes. The third program, MBI-014/015 (broadleaf herbicide), has progressed to advanced stages of development. Current results indicate that MBI-014/015 has herbicidal properties estimated to be 50 to100 times more active than leading chemical alternatives.

Intellectual Property Rights

We rely on patents and other proprietary right protections, including trade secrets and proprietary know-how, to preserve our competitive position. As of December 31, 2021, we had a total of 428 issued patents worldwide, of which 66 were issued in the U.S. and 362 were issued foreign patents. For pending patent applications, we had a total of 97 pending applications worldwide, of which 18 were pending U.S. provisional and non-provisional patent applications, and 79 were pending foreign patent applications relating to microorganisms and natural product compounds, uses and related technologies. As of December 31, 2021, we had 8 copyright registrations. As of December 31, 2021, we had 290 trademark registrations and applications globally, out of which 27 were U.S. trademark applications, and 28 were U.S. trademark registrations, 195 were registered trademarks worldwide, and 40 were trademark applications pending in various other countries.

When we find a microbial product in our screen that kills or inhibits one or more pests or pathogens in at least three replicated tests, and we can identify the microorganism and its associated chemistry, we file a patent application claiming any one or more of the following:

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

One of our commercially available products and certain of our lead product candidates are based on microbes we had identified using our proprietary discovery process, including Venerate, Majestene/Zelto and MBI-015, which are based on a Burkholderia bacterium, for which we had 60 issued patents and 20 pending patent applications (both U.S. and foreign) and MBI-110, is based on a Bacillus strain, for which we had 30 issued patents and 2 pending patent applications (both U.S. and foreign). Foramin and UBP products are based on technology developed by Pro Farm scientists for producing organic molecular complexes that facilitate nutrient absorption, and are protected by 4 issued U.S. patents, one issued Canadian patent, one Russian patent and 15 pending patent applications (both U.S. and foreign) comprising issued method of use patents and pending applications for method of manufacture.

We have also entered into in-license and research and development agreements with respect to the use and commercialization of Grandevo and Haven, as well as certain products under development. Under the licensing arrangements for our commercially available products, we are obligated to pay royalty fees in the mid-single digits of net sales of these products. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. In addition, the in-licensed U.S. patent for Grandevo is expected to expire in or around 2024, but we have issued U.S. patents and pending U.S. patent applications relating to Grandevo that would expire later than 2024. We also have filed separate patent applications for Grandevo, of which 13 have been issued in the U.S. on a novel compound and insecticidal uses for nematodes, corn rootworm and a variety of insects, as well as new formulations and other uses. Additionally, we have filed separate patent applications with respect to Regalia and have been issued 6 U.S. patents.

While third parties thereafter may develop products using the technology under the expired patents, we do not believe that they can produce competitive products without infringing other aspects of our proprietary technology. We therefore do not expect the expiration of the patents or the related exclusivity obligations to have a significant adverse financial or operational impact on our business.

Regulatory Considerations

Our activities are subject to extensive federal, state, local and foreign governmental regulations. These regulations may prevent us or our collaborators from developing or commercializing products in a timely manner or under technically or commercially feasible conditions and may impose expenses, delays and other impediments to our product development and registration efforts. In the United States, the EPA regulates our bio-based pest management products under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), the Federal Food, Drug and Cosmetics Act (FFDCA) and the Food Quality Protection Act (FQPA). In addition, some of our plant health products are regulated as fertilizers, auxiliary plant substances, soil amendments and/or beneficial substances in each of the 50 states.

In 2004, the U.S. Congress passed the Pesticide Registration Improvement Renewal Act, which has been reauthorized in regular four-year cycles. This act is a result of efforts from an industry coalition of pesticide companies and environmental groups to codify pesticide approval times in return for user fees. Generally, EPA approvals, or registrations, for new pesticide active ingredients take on average 19 months. Registration processes for state and foreign governments vary amongst jurisdictions and can take 2-to-24 months for state governments - with states such as California and New York taking the longest and up to 36 months or more for foreign governments. In some instances, California and Canada will conduct joint reviews with the EPA, which allows some pesticides to receive concurrent approvals in California, Canada and the United States. However, in most instances, most foreign government submissions will not occur until after a U.S. registration has been secured. To register a crop protection product with the EPA, companies must demonstrate the product is “safe”, when used as directed, to mammals, non-target organisms, endangered species and the environment. To demonstrate the biological pest management product’s safety, required studies must be conducted that evaluate mammalian toxicology, toxicological effects to non-target organisms in the environment (ecotoxicological exposures) and physical and chemical properties of the product. The registration dossier is subject to both scientific and administrative reviews by EPA scientists and management before registration approval. The scientific review involves thorough evaluation of submitted data and completion of risk assessments for human dietary and ecotoxicological exposures. Upon completion of this process, the registration package, including the proposed label, is sent to the Office of General Council for legal review. The final step in the registration process is administrative sign-off by the EPA director of the Biopesticides and Pollution Prevention Division.

In addition to EPA approval, we are required to obtain regulatory approval from the appropriate state regulatory authority in individual states and foreign regulatory authorities before we can market or sell any pest management product in those jurisdictions. Foreign governments typically require up to two seasons of locally generated field efficacy data on crop-pest combinations before a product dossier can be submitted for review. California and some foreign jurisdictions also require us to submit product efficacy data, data which the EPA historically has not required for agricultural uses, but may request in the future.

We also generally pursue organic certification for our product portfolio, including USDA National Organic Program, Organic Materials Review Institute (OMRI), EcoCert and Control Union. These certifications often entail a two to four-month review process and, in many instances, require annual or semi-annual audits.

While these regulations substantially increase the time and cost associated with bringing our products to market, we believe that our management team’s significant experience in bringing our and other companies’ technologies through EPA, state and international regulatory approval; our efficient development process; and our ability to leverage our strategic collaborations to assist with registrations, particularly in Europe and Latin America, have and will continue to enable us to overcome these challenges.

Around the globe, the regulatory process for biostimulants and bionutrients (biofertilizers) is significantly accelerated compared to that for biopesticides. In the United States, if plant health products are not used to control pests or do not act as plant (growth) regulators, they currently fall outside the legal scope of FIFRA, FFDCA and FQPA and, therefore, we do not need to submit applications for EPA registrations for such products. However, we must still submit state registrations for our plant health products, including Haven and our Pro Farm products. Products containing microbes of foreign origin may also need to be “deregulated” (or determined not to be a plant pest) under the Plant Protection Act by the USDA Animal and Plant Health Inspection Service prior to use in field trials or for large scale release. Europe and the United States have industry coalitions that have developed more formal definitions of “biostimulant” and made recommendations for possible streamlined regulatory frameworks for these products. The 2018 Farm Bill for the first time proposed a federal definition of biostimulants. As mandated by U. S. Congress in the 2018 Farm Bill, in December 2019, the Secretary of Agriculture submitted a study to Congress recommending options for the official definition and regulation of biostimulants in the United States. Joint federal, state and industry discussions are now underway to review those options and to recommend a suitable path forward and policy framework for the regulation of biostimulants in the United States.

All of our biopesticide product lines are EPA-approved. However, as with any pesticide, our pest management products will continue to be subject to review by the EPA and state regulatory agencies. The EPA has the authority to revoke the registration or impose limitations on the use of any of our pest management products if we do not comply with the regulatory requirements; if unexpected problems occur with a product; or if the EPA receives other newly discovered adverse information. (See Part I-Item 1A-“Risk Factors—Risks Relating to Our Business and Strategy—Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of the products we are developing and commercializing.”) Our research and development activities also are subject to federal, state and local worker safety, air pollution, water pollution and solid and hazardous waste regulatory programs and periodic inspection. We believe that our facilities are in substantial compliance with all applicable environmental regulatory requirements.

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

The pest management market is highly competitive and dominated by multinational chemical and life sciences companies such as Syngenta Crop Protection, Bayer Crop Science, BASF, Corteva Agriscience, UPL, FMC and Sumitomo Corporation. Additionally, universities, research institutes and government agencies may also conduct research, seek patent protection and, through collaborations, develop competitive pest management products. Other companies, including bio-specialized biopesticide businesses such as Certis Biologicals (owned by Mitsui & Co), Novozymes and Valent Biosciences (subsidiary of Sumitomo Chemical) may prove to be significant competitors in the biological pest management and plant health market. Because of the lower regulatory barriers as compared with crop protection products, the market for bionutrition and biostimulant products is very fragmented and includes larger players like Valagro (recently acquired by Syngenta Crop Protection), UPL and Acadian Seaplants and startups such as Sound Ag, Bioconsortia, New Leaf Symbiotics and Pivot Bio.

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

Environmental Social and Governance

In our actions and engagement with stakeholders, we are committed to being a responsible corporate citizen. We aim to be a leader in the movement toward a more sustainable world through the discovery, development and promotion of biological solutions for pest management and plant health. We operate our business with a consistent focus on protecting the environment, safeguarding the health and safety of our employees, supporting our local communities, and operating with ethics and integrity. As reflected in our values, we are committed to aligning with environmental, social and governance (ESG) best practices and standards:

●	We believe in sustainable business practices that are economically viable, socially equitable and environmentally responsible.
●	We strive to conduct all business dealings with integrity, treating all stakeholders, collaborators and trade partners with respect, fairness and honesty at all times
●	We promote a culture of accountability, continuous learning and diversity to bring about better decision-making.

We believe the environmental benefits of our products and our promotion of environmental stewardship, social responsibility and good governance through our leadership in the sustainable agriculture movement puts us in a strong market position as customers, strategic partners, investors and other stakeholders continue to assess ESG factors in their decision making.

In March 2021, we confirmed our commitment to a more sustainable economy and world and became a signatory to the United Nations Global Compact. Membership in the Global Compact obligates us to make progress on the UN’s ten key principles for a fairer, safer and more sustainable work environment. Our first “communication on progress” can be found at the UN Global Compact website.

Environmental

Our business revolves around producing environmentally responsible products for pest management, plant nutrition and plant health. All of our product families for crop protection are EPA-registered as biopesticides and our biological products enable customers to mitigate environmental concerns associated with conventional chemical pesticide products.

In general, our products are:

●	Fermented microbes or extracted from plants (knotweed and coconuts) and use agricultural or other biological raw materials in these fermentation or plant extraction processes, resulting in lower fossil fuel usage.
●	Assessed by the EPA, and other regulators, as having the lowest pesticide residue risk levels for pesticidal products, known legally as being “exempt from the requirement of a food tolerance.”
●	Lower risk to pollinators and other non-target organisms.
●	Biodegradable, breaking down quickly into carbon, hydrogen and oxygen.
●	Designed to increase soil health by supporting or increasing microbial diversity in the soil.

We are also proud of the results of a study we conducted in cooperation with the UC-Davis Graduate School of Management showing that switching from conventional chemical pesticide products to our Regalia, Grandevo, Venerate and Majestene product lines could, potentially, result in average net reductions of greenhouse gas emissions of 69% to 91% (or 39 to 46 kilograms of CO2 equivalents per acre per year). Recently completed life cycle analyses by Boundless Impact Research & Analytics of two products, our Venerate XC insecticide and Albaugh’s BIOst nematocidal seed treatment, which incorporates our technology, demonstrate that our bio-based approach to product development creates pest management tools that perform better than our chemical and biological competitors on a broad spectrum of human safety and environmental metrics, including greenhouse gas emissions, soil health, air and water quality, pollinator safety and worker safety.

Social

Ensuring the safety, health and well-being of our employees, growers and farm workers and the public at large is central to our vision for our business. Within our workplace, safety is both an individual and shared responsibility including periodic internal safety audits and safety trainings. In the wake of COVID-19, we have implemented the Centers for Disease Control and Prevention guidelines including masks and social distancing at both our corporate headquarters and our manufacturing plant; restricting commercial travel by employees; requiring daily temperature checks; scaling down our operations, including at our manufacturing plant; and frequent communications of our safety plans in light of COVID-19. Even as masks mandates have been lifted, our masks mandate at our manufacturing plant continues to be in place. We take a holistic approach to employee health and well-being by offering wellness programs that promote and incentivize healthy habits, such as physical fitness, smoking cessation and weight loss.

We support employees at all levels who are interested in making a difference in their local communities through nonprofit board service, donations and volunteer time. Our recent and current partnerships and projects include:

●	Partnering with the fire department, high school science department and various community nonprofits in Bangor, Michigan, where our manufacturing facility is located;
●	Supporting local programs in Yolo County, California, where our headquarters is located, including adopting families in need for Christmas through the Short Term Emergency Aid Committee; serving on the board of Empower Yolo; supporting the Center for Land-based Learning, an institution that trains beginning farmers, with a focus on veterans and under-represented populations; and donating fresh produce from our research farm to the local food bank; and
●	Being actively involved in the national chapter and Sacramento Valley chapters of the Association for Women in Science, as well as supporting several STEM education initiatives in the region.

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

Governance and Ethics

Our board of directors has direct oversight of our ESG strategy, which is implemented internally by our cross-functional ESG steering committee led by our Chief Sustainability Officer, who also serves as our Senior Vice President of Regulatory and Government Affairs. Four of our eight directors possess directly relevant sustainability experience, including two directors with large-farm experience. For example, Dr. Pam Marrone, a member of our Board of Directors and our founder, received the Steward of Sustainable Agriculture Award by the Ecological Farming Association in January 2019 in recognition of her long-term, significant contributions to the well-being of agriculture and the planet.

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

Human Capital

Our support of our employees extends to ensuring they are compensated fairly for their work. We believe we provide employees with a competitive and comprehensive pay and benefits package including but not limited to both cash and non-cash compensation, health benefits and paid time off. Our commitment to pay equity is shared by Company leaders. For example, the compensation of our Chief Executive Officer and other senior managers is generally less than 15 times that of our lowest paid full time employee.

We believe our human capital is one of our many great assets, and we strive for a workplace that realizes the potential of our people:

●	We believe entrepreneurial attitudes, agility, and out-of-the-box thinking and creativity are the lifeblood of innovation.
●	We demand open and honest communication and respect for the views of others and seek to minimize internal politics and value the input of all employees in our strategy, goal setting and decision-making.
●	We believe that a diverse workforce, with diverse opinions, working together in teams leads to better decision-making. We actively try to enhance diversity in our workforce.
●	We promote a culture of accountability, continuous learning, coaching and mentoring for personal and professional growth.

As of December 31, 2021, we had 153 full-time equivalent employees, of whom 14 hold Ph.D. degrees or doctorates. Approximately 51 employees are engaged in research and development and patent related activities, 30 in sales and marketing (including 9 sales and field development personnel who focus on technical support and demonstration and research field trials), 47 in operations, including manufacturing, supply chain and quality assurance, and 25 in management, accounting/finance and administration.

We take pride in the diversity of our workforce and being an equal opportunity provider. As a growing company focused on innovation, we strive to foster diversity and inclusion, with women representing approximately 48% of all employees (and 22% of senior management and 62% of our research and development team) and racial or ethnic minorities representing approximately 35% of employees (and 33% of senior management).

Our corporate policies provide employees opportunities to grow by offering tuition reimbursements, company-sponsored third-party web-based learnings, and time for community involvement.

None of our employees are represented by a labor union.

Bioceres Crop Solutions Merger Agreement

On March 16, 2022, we entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the “Merger Agreement”) with BCS Merger Sub, Inc. (“Merger Sub”), which is a wholly owned subsidiary of Bioceres Crop Solutions Corp., a Cayman Islands exempted company (“Bioceres”), and Bioceres. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Bioceres. At the effective time of the Merger, as set forth in the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time, other than shares owned by Bioceres or held by us, will be cancelled and extinguished and automatically converted into the right to receive 0.088 validly issued, fully paid and nonassesable ordinary shares of Bioceres, and our shares would cease to be publicly held.

The consummation of the Merger is subject to certain closing conditions, including (i) the approval of the Company’s stockholders, (ii) the expiration or termination of all waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and receipt of any other specified merger control consents or clearances, (ii) the effectiveness of the registration statement to be filed by Bioceres with the SEC pursuant to the Merger Agreement, (iii) the approval for listing on Nasdaq of Bioceres’ ordinary shares to be issued as Merger Consideration in connection with the Merger, subject to official notice of issuance, (iv) the absence of any judgment or law issued by any governmental entity enjoining or otherwise prohibiting the consummation of the Merger, and (vii) other customary conditions specified in the Merger Agreement. See Note 16 to our consolidated financial statements for additional information regarding the Merger.

Corporate Information

We were originally incorporated in the State of Delaware in June 2006 as Marrone Organic Innovations, Inc. Our principal executive offices are located at 7780-420 Brier Creek Parkway, Raleigh, NC 27617. Our telephone number is (530) 750-2800. Our website address is www.marronebioinnovations.com.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, growth prospects and the trading price of our common stock.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial conditions, results of operations, cash flows and prospects that you should consider before making a decision to invest in our Common Stock. These risks are discussed more fully in the section titled “Risk Factors” beginning on page 24 of this Annual Report, and include the following:

Risks Relating to our Financial Position

●	We have a history of operating losses and expect to incur additional losses in the future;

●	there is uncertainty about our ability to continue as a going concern; and

●	we expect to require additional financing in the future to maintain and expand our business, and to service our debt.

Risks Relating to the Acquisition of the Company by Bioceres

●	Uncertainty about the Merger may adversely affect relationships with our distributors, suppliers, business partners, and employees, whether or not the Merger is completed;

●	if the Merger does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price; and

●	Our combination with Bioceres may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the Merger.

Risks Relating to Our Business and Strategy

●	We currently have limited sales and marketing experience and capabilities, and will need to continue expanding our sales and marketing infrastructure;

●	if we are unable to maintain and further establish successful relations with the third-party distributors that are our principal customers, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, sales of our products will be adversely affected;

●	we currently rely on a limited number of distributors;

●	the high level of competition in the market for biological agricultural products may result in pricing pressure, reduced margins or the inability of our products to achieve market acceptance;

●	the product candidates we select for development and commercialization may fail to generate significant revenues;

●	our product sales are subject to weather conditions and other factors beyond our control, which may cause our operating results to fluctuate significantly quarterly and annually;

●	biological crop protection and plant health products are not well understood, which necessitates investment in customer education and makes effectively marketing and selling our products difficult;

●	if we or our third-party manufacturers are unable to produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our business could be negatively impacted;

●	failure to achieve expected manufacturing yields and pesticidal activity or contamination of our production runs could negatively impact our operating results;

●	we currently rely on a single supplier based in China for a key ingredient of Regalia;

●	any decline in U.S. agricultural production could have a material adverse effect on the market for pesticides and on our results of operations and financial position;

●	we are subject to risks associated with our international sales and operations;

●	a variety of risks associated with our subsidiary, manufacturing facilities and operations in Russia and the recent Russian invasion of Ukraine could adversely affect our business;

●	our intellectual property is integral to our business. If we are unable to protect our patents and proprietary rights in the United States and foreign countries, our business could be adversely affected;

●	increases in costs, disruption of supply or shortage of raw materials, as well as reductions in manufacturer capacity, could harm our business;

●	significant disruptions of information technology systems or breaches of data security could adversely affect our business;

●	the COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations;

●	increases in costs, disruption of supply or shortage of raw materials, as well as reductions in manufacturer capacity, could harm our business; and

●	we depend on our highly skilled employees to grow and operate our business and if we are unable to hire, retain, manage and motivate our employees, or if our new employees do not perform as anticipated, we may not be able to grow effectively and our business, financial condition and operating results could be materially adversely affected.

Risks Relating to Product Development and Regulatory Matters

●	our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of the products we are developing and commercializing;

●	we use hazardous materials in our business and are subject to potential liability under environmental laws;

●	inability to comply with regulations applicable to our facilities and procedures could delay, limit or prevent our research and development or manufacturing activities;

●	our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses; and we may experience disruptions to our business as a result of the relocation of our headquarters and general expansion of our operations.

Risks Related to Ownership of Our Common Stock

●	our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders;

●	our common stock may experience extreme price and volume fluctuations, and you may not be able to resell shares of our common stock at or above the price you paid;

●	substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price;

●	we are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors; and

●	we have in the past identified material weaknesses, and if we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could adversely affect our consolidated operating results, our ability to operate our business, our stock price and investors’ views of us.

Risks Relating to Our Financial Position

We have incurred significant losses to date and anticipate continuing to incur losses in the future. Unless we significantly increase sales, we may not achieve or maintain profitability and our business may fail.

We have incurred operating losses since our inception in June 2006, we expect to continue to incur operating losses for the foreseeable future and we may never become profitable. As of December 31, 2021, we had an accumulated deficit of $357.4 million, and for the years ended December 31, 2021 and 2020, we had a net loss attributable to common stockholders of $16.6 million and $20.2 million, respectively. Our future success depends on our ability to market and sell in significantly larger volume our legacy Marrone products and our acquired products, and to successfully introduce new products like Pacesetter, Optima, Takla and Ympact.

While we have and plan to continue to invest considerable resources in the sale and launch of our products, various factors have impeded and continue to impede higher growth in sales of these products. For example, we believe adverse conditions globally, including low commodity prices in some regions and for some crops, may have reduced demand for our products. Delays in regulatory approvals of certain of our products in Europe, Latin America and other jurisdictions have and may continue to slow international growth, and any delay in a product launch that causes us to miss a growing season may require us to wait a year to enter that market. Extended drought in some markets such as California and excessive rain in other markets reduced demand for our products as fewer acres are planted, recent changes in weather patterns have resulted in a shortened bloom cycle in different markets in different years and resulted in fewer pesticide and plant health products being used, and certain of our strategic collaborations have not resulted in the significant increases in sales we expected both inside and outside of the Unites States.

Lower than expected sales growth as a result of these and other factors may adversely affect our financial results in several ways, including increases in write-offs and inventory obsolescence, higher proportional operating expense levels and increases in our cost of product revenues and decreases in product margins. Further, if we are unable to achieve our planned operating results and increase sales of our commercialized products, our available cash and ability to raise additional capital will decrease which could cause the market price of our common stock to decline, and our business may fail.

There is uncertainty about our ability to continue as a going concern.

Our historical operating results as of December 31, 2021 indicate substantial doubt exists related to our ability to continue as a going concern for the 12 months from the issuance of the accompanying financial statements. However, we believe that our existing cash and cash equivalents of $19.6 million at December 31, 2021, together with expected revenues, net proceeds from future debt or equity financings, and continued cost management will be sufficient to fund operations as currently planned for at least one year from the date of the issuance of the accompanying financial statements. However, we cannot predict, with certainty, the outcome of actions to grow revenues, obtain financing and/or manage or reduce costs. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance pipeline candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. The actions discussed above cannot be considered probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs for 12 months from the issuance of the accompanying financial statements. If we become unable to continue as a going concern, we may have to liquidate our assets, and stockholders may lose all or part of their investment in our common stock.

We expect to require additional financing in the future to maintain and expand our business, and to service our debt. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests, and we may be unable to repay our secured indebtedness.

We expect to continue to incur significant losses until we are able to significantly increase our revenue. Accordingly, we expect to need significant additional financing to maintain and expand our business, including, for example, working capital associated with increased sales, costs associated with increased headcount, potential capital expenditures to grow capacity at our Bangor manufacturing facility, potential acquisitions of complementary technologies, businesses, and other strategic opportunities as well as to meet the financial covenants of and pay the principal and interest under our debt agreements.

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

Further, the Merger Agreement restricts our ability, prior to the closing of the transactions contemplated by the Merger Agreement, to issue equity securities, incur indebtedness, or materially change our business operations without the consent of Bioceres. These restrictions may make it difficult for us to raise capital and adversely impact our business.

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

As of December 31, 2021, we had net operating loss carryforwards of $113.4 million. The net operating loss carryforwards for federal and state purposes were reduced as a result of the effect of an ownership change as defined under Internal Revenue Code (IRC) Section 382, the change related to the February 5, 2018 previously disclosed financing transactions. The federal and state reductions were $176.4 million and $119.1 million, respectively. The federal net operating loss generated after 2017 in the amount of $74.4 million will not expire. In addition, as of December 31, 2021, we had federal research and development tax credit carryforwards of $0.6 million, which begin to expire in 2038, and state research and development tax credit carryforwards of $3.1 million, which have no expiration date. The federal research and development tax credit carryforwards were also reduced by the Section 382 ownership change of $2.3 million. It is possible that we will not generate taxable income to use these loss carryforwards in cases where they are subject to expiration or where they are able to be carried forward indefinitely. Additionally, while we believe that foreign loss carryforwards in connection with our acquisition of Pro Farm have been retained, there can no assurance the initial position will not be reversed in future periods by the foreign taxing authorities.

Risks Relating to the Acquisition of the Company by Bioceres

Uncertainty about the Merger may adversely affect relationships with our distributors, suppliers, business partners, and employees, whether or not the Merger is completed.

On March 16, 2022, we entered into the Merger Agreement. Uncertainty about the Merger and our efforts to complete the Merger could create uncertainty surrounding and significantly disrupt our business. Uncertainty regarding our future could also adversely affect our relationships with existing and potential customers, distributors, suppliers, vendors, strategic partners, employees. For example, clients, distributors, and other counterparties may delay or defer decisions concerning entering into contracts or otherwise working with us, seek to change our existing business relationships or consider doing business with other companies rather than us. Competitors may also target our customers by highlighting potential uncertainties and other risks related to the Merger. The pendency of the Merger may also divert management’s attention and resources towards completing the Merger and preparing for integration activities and away from ongoing business and operations. Uncertainty as to whether the merger will be completed may also affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. These risks and the resulting adverse effects on business, financial condition and results of operations could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with any future stockholder litigation in connection with the Merger. Such litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including attorneys’ fees and costs associated with the indemnification obligations to our directors.

If the Merger does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

Upon completion of the Merger, we will become a wholly owned subsidiary of Bioceres and will cease to be publicly owned and traded. There are, however, many contingencies which may cause the Merger not to occur.

Completion of the Merger is subject to the satisfaction of various conditions, including but not limited to, (i) the approval of the Company’s stockholders, (ii) the expiration or termination of all waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and receipt of any other specified merger control consents or clearances, (ii) the effectiveness of the registration statement to be filed by Bioceres with the SEC pursuant to the Merger Agreement, (iii) the approval for listing on Nasdaq of Bioceres’ ordinary shares to be issued as Merger Consideration in connection with the Merger, subject to official notice of issuance, (iv) the absence of any judgment or law issued by any governmental entity enjoining or otherwise prohibiting the consummation of the Merger, and (vii) other customary conditions specified in the Merger Agreement. Bioceres’ obligations to complete the Merger are also subject to our compliance with the covenants set forth in the agreement, including (i) covenants relating to conducting our business in the ordinary course consistent with past practice and refraining from taking certain types of actions without Bioceres’ consent, (ii) covenants relating to removing certain inventory from certain jurisdictions and (iii) certain restrictions on the Company’s ability to solicit alternative acquisition proposals from third parties, and/or to provide information to third parties and to engage in discussions with third parties, in each case, in connection with alternative acquisition proposals, subject to certain exceptions. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or not at all:

The Merger gives rise to inherent risks that include:

●	the price of our common stock will change if the Merger is not completed to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;
●	the exchange ratio under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities;
●	prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
●	legal or regulatory proceedings, including regulatory approvals from domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that such governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;
●	potential stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
●	the possibility of disruption to our business, including increased costs and diversion of management time and resources;
●	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;
●	the inability to attract and retain key personnel pending consummation of the Merger;
●	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger;
●	the requirement that we pay a termination fee of $9.7 million to Bioceres if the Merger Agreement is terminated under certain circumstances;
●	developments beyond our control including, but not limited to, changes in domestic or global economic conditions, a pandemic, or war that may affect the timing or success of the Merger; and
●	the risk that if the Merger is not completed, the market price of our common stock could decline, investor confidence could decline, shareholder litigation could be brought against us or our directors, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

Our combination with Bioceres may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated synergies, operating efficiencies, and cost savings from combining our business with that of Bioceres. To realize the anticipated benefits and cost savings from the Merger, Bioceres must integrate and combine our business in a manner that permits these cost savings to be realized, without adversely affecting current revenues and future growth. If we and Bioceres are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, the costs associated with effecting the Merger may be more than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results and financial condition of the combined company, which may adversely affect the value of the common stock of Bioceres after the completion of the Merger.

We and Bioceres have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key associates, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with clients, customers and other business parties or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on us and/or Bioceres during this transition period and for an undetermined period after completion of the Merger on the combined company.

Risks Relating to Our Business and Strategy

We will need to continue expanding our sales and marketing infrastructure.

We currently have limited sales and marketing experience and capabilities. As of December 31, 2021, we employed 30 full-time equivalent sales and marketing personnel, 9 of whom focus on technical support and demonstration and conducting field trials and 4 of which focus on marketing. The majority of these sales personnel were hired after 2018 and thereafter. New personnel require significant training to attain a high level of technical expertise and knowledge regarding the capabilities of our biological products compared with conventional chemical pest management products and techniques in order to educate growers and independent distributors on the uses and benefits of our products. We will need to further develop our sales and marketing capabilities and find partners in order to successfully increase sales of our commercially available products and to commercialize other products we are developing, which may involve substantial costs. There can be no assurance that our field development specialists and other members of our sales and marketing team will successfully compete against the sales and marketing teams of our current and future competitors, many of which may have more established relationships with distributors and growers. Our inability to recruit, train and retain sales and marketing personnel, or their inability to effectively market and sell the products we are developing, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

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

Our current revenues are derived from a limited number of key customers, each of which serves as a third-party distributor to our products’ end users. For each year ended December 31, 2021 and 2020, our top three distributors accounted for 48% of our total revenues. We expect a limited number of distributors to continue to account for a significant portion of our total revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant distributors could materially adversely affect our revenues, financial condition and results of operations.

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

Many entities are engaged in developing biological agricultural products. Our competitors include major multinational agrichemical companies, some of which have developed biological products for our target markets, as well as specialized biological agricultural businesses such as Certis Biologicals (owned by Mitsui & Co), Novozymes and Valent Biosciences (subsidiary of Sumitomo Chemical). Many of these organizations have longer operating histories, significantly greater resources, greater brand recognition and a larger base of customers than we do. As a result, they may be able to devote greater resources to the manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities. Further, many of the large agrichemical companies have a more diversified product offering, which may give these companies an advantage in meeting customers’ needs by enabling them to offer a broader range of crop protection, plant nutrition and plant health solutions. In addition, we could face competition in the future from new, well-financed start-up companies.

The product candidates we select for development and commercialization may fail to generate significant revenues.

Our internal development efforts are focused on a number of product candidates including in the near term Reyzox, Zn Foliar, MBI-306, MBI-011, MBI-015 and MBI-007. Simultaneously, we are seeking collaborations with third parties to develop and commercialize early-stage candidates on which we have elected not to expend significant internal resources.

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

We also continue to rely on third parties to produce or in the process for manufacturing our products and from time to time, including the 12% minority interest in a Russian manufacturing facility and we expect to use third-party manufacturers for supplemental production capacity to meet excess seasonal demand and some packaging. Our reliance on third parties to manufacture our products presents significant risks to us, including the following:

●	Pushed out or canceled delivery due to tariff restrictions or infectious disease quarantines including COVID-19;
●	reduced control over delivery schedules, yields and product reliability;
●	price increases;
●	manufacturing deviations from internal and regulatory specifications, including contaminations;
●	the failure of a key manufacturer to perform its obligations to us for technical, market or other reasons;
●	challenges presented by introducing our fermentation processes to new manufacturers or deploying them in new facilities, including contaminations;
●	difficulties in establishing additional manufacturers if we are presented with the need to transfer our manufacturing process technologies to them;
●	supply chain disruptions and increased sanctions compliance requirements caused by Russia’s invasion of Ukraine (see the discussion under the heading “A variety of risks associated with our subsidiary, manufacturing facilities and operations in Russia and the recent Russian invasion of Ukraine could adversely affect our business” below);
●	misappropriation of our intellectual property; and
●	other risks in potentially meeting our product commercialization schedule or satisfying the requirements of our distributors, direct customers and end users.

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

The active ingredient in our Regalia product line is derived from the giant knotweed plant, which we obtain from China. Our single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, following our specifications, thus creating a dried extract that is shipped to our manufacturing facility in Bangor, Michigan. Although we have identified additional sources of knotweed at competitive prices that appear to be reliable and of appropriate quality, there can be no assurance that we will continue to be able to obtain dried extract from China at a competitive price point, including due to impact of any deterioration in the trade relationship between the United States and China such as tariffs placed on Chinese goods exported to the United States, unusual and significant deterioration status of supplier resources due to the outbreak of COVID-19, changes in the exchange rate between the U.S. Dollar and the Renminbi and potential actions taken by regulators in China. We endeavor to keep at least 6 - 12 months of knotweed extract on hand at any given time.

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

A variety of risks associated with our subsidiary, manufacturing facilities and operations in Russia and the recent Russian invasion of Ukraine could adversely affect our business.

In February 2022, Russia escalated its conflict with Ukraine, resulting in wide-ranging sanctions and international protests. In addition to our U.S. operations, we maintain an indirectly wholly owned subsidiary in Russia, Pro Farm Russia, LLC, and own a 12% minority interest in a third-party manufacturing plant in Vyborg, Russia. While our revenues derived from sales to customers in Ukraine and Russia are currently immaterial, products for Pro Farm, our wholly owned subsidiary, are partially sourced by suppliers from the manufacturing plant in Russia, and we have agreed in the Merger Agreement with Bioceres to cause a targeted amount of certain related inventory to be located outside of specified conflict regions by April 30, 2022. We may face risks associated with maintaining our subsidiary in Russia and minority ownership of the manufacturing plant, or with any international operations in Russia, including risks associated with our compliance with evolving international sanctions and potential reputational harm as a result of our operations in Russia. Further, Russia’s president Vladimir Putin has declared that he will seek authorization for the government to seize assets owned by foreign businesses that leave Russia and has taken steps to invalidate intellectual property protections for U.S.-based companies operating in Russia. In addition, should the conflict escalate or be prolonged, supply chain, trade routes and agricultural markets could be adversely affected, which, in turn, could materially, adversely affect our business operations and financial performance. While we have policies and procedures in place designed to ensure compliance with applicable sanctions and trade restrictions, our employees, contractors, and agents may take actions in violation of such policies and applicable law and we could be held ultimately responsible. If we are held responsible for a violation of U.S. sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our intellectual property is integral to our business. If we are unable to protect our patents and proprietary rights in the United States and foreign countries, our business could be adversely affected.

Our success depends in part on our ability to obtain and maintain patent and other proprietary rights protection for our technologies and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As of December 31, 2021, we had 66 issued U.S. patents and 428 issued foreign patents, 18 pending provisional and non-provisional U.S. patent applications and 97 pending foreign patent applications.

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

On March 6, 2022, Russia issued a decree permitting the use of certain patents without compensation or license for inventions, industrial designs, and utility models originating in unfriendly countries, which include the United States. Currently, we have eight patents issued by the Russian Federation, which following the March 6, 2022 decree may no longer be afforded any intellectual rights protections. If third party individuals, including the majority owners of the third-party manufacturing plant in Vyborg, Russia, utilize our patents and create versions of our products we would likely have limited to no recourse and would not receive any compensation for any unauthorized use.

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

The outbreak of COVID-19 and the resulting public health crisis continues to have a widespread impact on our business, our customers, and our business environment, as well as the economic climate in the United States and globally. The initial wave and variants of the COVID-19 outbreak caused disruption to our business activities, as state and local authorities mandated shutdown, which led us to scale down our headquarters and manufacturing facilities. For the safety of our workforce, employees were encouraged to work from home if it was not absolutely essential to complete their responsibilities at the physical workspace. Since the initial shutdown orders, we continued to operate certain aspects of our business at a scaled down level and although generally many geographic locations have reopened with limitations, we cannot determine when our operations will revert to the productivity levels we had in early- and mid- March 2020. For example, while we cannot directly determine the value of the impact, we generally believe that scaling down our operations at our manufacturing plant for safety measures impacted our manufacturing levels and contributed to the higher idle capacity expense recognized for the year ended December 31, 2020 when compared to December 31, 2021. Additionally, the continued spread of COVID-19 and the mitigation measures taken by various governments of countries affected, could disrupt the supply chain for, the manufacture or shipment of, and the demand for our products and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including by limiting our ability to obtain financing or to rely on our existing financing facilities. Although we presently expect continued revenue growth in 2022 despite the impact of COVID-19, the extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. For example, our commercial efforts may include on-site farmer demonstrations and attendance at trade shows and conferences, some of which were either limited by travel restrictions we imposed on our employees or due to capacity restrictions imposed by governmental agencies, were deferred or cancelled altogether during 2021.

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

We depend on our highly skilled employees to grow and operate our business and if we are unable to hire, retain, manage and motivate our employees, or if our new employees do not perform as anticipated, we may not be able to grow effectively and our business, financial condition and operating results could be materially adversely affected.

Our future success will depend in part on the continued service of our senior management team, key technical employees and other highly skilled employees, and on our ability to continue to identify, hire, develop, motivate and retain talented employees. Our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. For example, Suping (Sue) Cheung, our Chief Financial Officer, resigned on March 9, 2022, and the Board approved the retention of LaDon Johnson as the Interim Chief Financial Officer under an agreement with CFO Systems, LLC, which is a provider of senior financial and accounting executive and support services. We have also had other turnover of our finance team members. Any other changes in our senior management team or our failure to engage in effective succession planning may be disruptive to our business.

We face intense competition for highly skilled employees. To attract and retain top talent, we have offered and we believe we will need to continue to offer competitive compensation and benefits packages. Our ability to offer competitive compensation and benefits packages may be limited by the restrictions on compensation included in the Merger Agreement, which may decrease our ability to attract and retain top talent. Our competitors may be successful in recruiting and hiring members of our management team or other key employees and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Current job market dynamics, where the number of workers who quit their job in a single month in 2021 has broken multiple all-time U.S. records - referred to as the “Great Resignation” - increases the challenge of employee retention.

Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, for example in connection with our anticipated merger with Bioceres, it may adversely affect our ability to attract and retain highly qualified employees. On the other hand, our employees may receive significant proceeds from sales of our equity which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and engagement could suffer, which could adversely affect business, financial conditions and operating results.

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

The complex legal and regulatory environment exposes us to compliance and litigation costs and risks that could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events. They include environmental laws and regulations, tax laws and regulations, import and export laws and regulations, government contracting laws and regulations, labor and employment laws and regulations, securities and exchange laws and regulations, economic sanctions laws and regulations, and other laws such as the Foreign Corrupt Practices Act. In addition, proposed laws and regulations in these and other areas could affect the cost of our business operations. We face the risk of changes in both domestic and foreign laws regarding trade, potential loss of proprietary information due to piracy, misappropriation or foreign laws that may be less protective of our intellectual property rights. Violations of any of these laws and regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

We may experience disruptions to our business as a result of the relocation of our headquarters and general expansion of our operations.

In December 2021, we relocated our headquarters from Davis, California, to Raleigh, North Carolina and entered into a lease agreement for 2,291 square feet of office space to primarily house our executive team. In connection with the relocation, we could experience unexpected costs or business disruption and diversion of management attention, which could negatively impact our business operations and result in additional costs. Following the relocation, we may experience additional costs associated with operating two large facilities on different coasts. The relocation may have a significant adverse effect on our ability to motivate and retain current employees. Further significant managerial and operational challenges could arise, such as ineffective transfer of institutional knowledge from current employees to newly-hired employees and we could encounter more difficulty than expected in hiring qualified employees to help staff our Raleigh headquarters.

Risks Related to Ownership of Our Common Stock

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

As of December 31, 2021, our executive officers and directors and their affiliates, including Ospraie Ag Science LLC (“Ospraie”), beneficially owned or controlled (i.e., directly or indirectly and including exercisable warrants), an aggregate of approximately 70.8 million shares, or 38.9% of our common stock. In addition, affiliates of Ardsley Advisory Partners (“Ardsley”) beneficially owns 9.7% of our common stock. These principal stockholders collectively beneficially owned or controlled, directly or indirectly an aggregate of 88.6 million shares or 48.6% of our total common stock outstanding and if all of these security holders act together, or exercise their warrants, they will be able to exert significant control over our management and affairs, which could result in some corporate actions that our other stockholders do not view as beneficial such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. For example, Ospraie and Ardsley, who collectively hold voting power over approximately 48.6% of our outstanding common stock, entered into a Transaction Support Agreement, dated March 16, 2022, agreeing to, among other things, vote their shares in favor of the Merger, subject to applicable terms and conditions. As a result, the market price of our common stock could be adversely affected.

Our common stock may experience extreme price and volume fluctuations, and you may not be able to resell shares of our common stock at or above the price you paid.

We have had a history of losses, and our business, financial results and stock price have been adversely affected by operating results. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $12.00 per share, our stock price has ranged between $0.60 and $20.00 through December 31, 2021. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include

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

In addition, the price of our common stock may be adversely affected by the announcement of the Merger. The Merger Agreement provides that, if the Merger closes, each share of our common stock will be exchanged for 0.088 ordinary shares of Bioceres. Due to this, our stock price will be highly influenced by the trading prices of Bioceres and news affecting Bioceres ordinary shares, which will be affected by a variety of factors, including many of those applicable to our common stock described above. The closing price of Bioceres’ ordinary shares has also been volatile since they completed their merger with Union Acquisition Corp., which resulted in them being a publicly listed company, with the closing price for their ordinary shares ranging from a low of $4.10 on May 17, 2019 to a high of $16.00 on November 17, 2021.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2021, we had approximately 182.2 million shares of common stock outstanding, 1.8 million which were held by our directors and officers. Although these shares are subject in some cases to volume and manner of sale restrictions of Rule 144 of the Securities Act, any determination by holders of a substantial number of such shares to sell our stock, or the perception that such sales may occur, could cause our stock price to decline.

In addition, as of December 31, 2021, we had 10.1 million shares of our common stock available to be awarded under our equity incentive plans, 4.0 million shares of our common stock issuable upon the settlement of outstanding restricted stock units, 12.7 million shares of our common stock issuable upon the exercise of outstanding options with a weighted average exercise price of $2.35 per share and 0.2 million shares of our common stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $3.45 per share. These shares may be sold in the public market upon issuance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In December 2021 we entered into a lease and relocated our headquarters to 7780-420 Brier Creek Parkway in Raleigh, North Carolina. The office space consists of approximately 2,291 square feet and primarily house our executive team. The initial term of the lease is for a period of 48 months with two optional lease periods of 36 months, as discussed in Note 3 of our consolidated financial statements.

We also maintain a facility at 1540 Drew Avenue in Davis, California, consisting of approximately 27,300 square feet of office, laboratory and greenhouse space under a lease entered into in September 2013. This facility accommodates our research, development, sales, marketing, operations, finance and administrative activities. The facility includes a new, state-of-the-art fermentation lab and pilot plant, an expanded formulation lab and pilot with spray drying and granulation capabilities, an insectary, a plant pathology and nematology lab and a plant and weed sciences lab, among others. The initial term of the lease was for a period of 60 months and in November 2018, we exercised the first lease extension option, extending the lease term for an additional 60 months.

We own an 11,400 square-foot manufacturing facility in Bangor, Michigan for the manufacturing of our products.

In March 2021, we entered into an office lease in Helsinki, Finland for use by our Finland subsidiary as their headquarters. The office space consists of approximately 4,500 square feet and includes laboratory space. The initial lease term is for a period of 24 months and requires six-month notice prior to termination, as discussed in Note 3 of our consolidated financial statements.

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

Holders of Record

As of December 31, 2021, there were 69 stockholders of record of our common stock, and the closing price of our common stock was $0.72 per share as reported on the Nasdaq Capital Market. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding equity compensation plans approved and not approved by stockholders is summarized in the following table as of December 31, 2021:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON CONVERSION OF RESTRICTED STOCK UNITS AND EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)(1)
	(a)	(b)
Equity compensation plans approved by stockholders	16,657,738	$2.07	10,052,819
Equity compensation plans not approved by stockholders	—	—	—
Total	16,657,738	$2.07	10,052,819

(1)	Consists of shares available for issuance under our 2013 Stock Incentive Plan.

ITEM 6. RESERVED

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

Our portfolio of 18 products helps customers operate more sustainably while increasing their return on investment. Our products are used globally, and can be applied as foliar treatments or as seed-and-soil treatments, either on their own or in combination with other agricultural products. We target the major markets that use conventional chemical pesticides and fertilizers where our biological products are used as alternatives or mixed with, conventional chemical products. We also target new markets for which there are no available conventional chemical products, the use of conventional chemical products may not be desirable (including for organically certified crops) or permissible either because of health and environmental concerns or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. We sell our products through distributors and other commercial partners to growers who use our bioprotection products to manage pests and plant diseases, our plant health products to reduce crop stress and both our plant health and bionutrition products to increase yields and quality.

2021 Highlights

The following are the more significant financial results for the fiscal year ending December 31, 2021:

●	Revenues grew to $44.3 million in 2021, a 15.5% increase compared with $38.4 million in 2020, as sales of our portfolio of products expanded with current and new customers, across new crops and geographies.
●	Gross margins expanded to 61.5% in 2021, compared with 59.6% in 2020, reflecting a favorable mix effect from higher sales of the Regalia, UBP ST, and Venerate product families.
●	Full-year operating expenses were $42.7 million in 2021, compared to $40.1 million in operating expenses in 2020, which included a $1.4 million decrease as a result of a fully forgiven Payment Protection Program Loan.
●	Net loss decreased by $3.7 million to a loss of $16.6 million, or ($0.09) per share.
●	Obtained $9.7 million in connection with exercises of warrants.
●	Increased our inventory line of credit by $1.5 million

The following are the more significant business highlights for the fiscal year ending December 31, 2021:

●	We joined the United Nations Global Compact and Launched our Environmental, Social, and Governance Initiative.
●	Our Venerate XC Bioinsecticide achieved climate impact score of 8.6 out of 10 in an independent study conducted by Boundless Impact Research & Analytics.
●	We launched three new seed treatments, Optima, Takla and Ympact in Europe.
●	We increased our finished goods inventory advance with LSQ by $1.5M.
●	We acquired exclusive rights to high-performing strains of Streptomyces acidiscabies, allowing for the accelerated commercialization of a new, second-generation bioherbicide, MBI-006.
●	We executed distribution agreements with Corteva to distribute our Pro Farm foliar products.
●	We entered into strategic alliances with Novozymes to bring next-generation crop protection solutions to growers.

Business Strategy and Key Trends

Biologicals are delivering double-digit growth industrywide, as compared with low-single-digit growth for conventional crop protection products. We believe the market opportunity is significant, and we have built a full-service biologicals organization with scope and capabilities across the spectrum of biological products in the market today. Our strategic objective is to capitalize on that position and emerge as the clear leader in the biologicals space with the financial and operational wherewithal to accelerate our path to profitability.

Our sales are increasing as a result as a result of our global expansion. In part as a result of our 2019 acquisition of Pro Farm, we have been moving away from sales concentrated in the United States to sales that are split roughly equally between North America and the rest of the world. Our margins have also seen improvement as we bring manufacturing in house, and we expect to see continued long-term improvement. However, Russia’s invasion of Ukraine has posed uncertainty around Pro Farm’s operations due to the increased sanctions and potential supply chain disruptions, which creates uncertainty regarding our ability to increase our global sales.

As we look forward, our goal is to leverage our base business, while accelerating our expansion plans and broadening our global reach. We are committed to launching the brand extensions and pipeline products that offer the greatest return on investment for our channel partners and grower customers. We believe recent acquisitions or partnerships by major agricultural enterprises of biologicals companies signal a trend toward further consolidation, underscoring the value of the sector in the broader agricultural industry landscape. Accordingly, we anticipate that synergistic, value-creating acquisitions and partnerships will be part of our strategy. We believe we can continue to tuck in additional product lines as we build a larger commercial presence with a scalable platform.

Our strategy for the current long-term period includes the diversification of our portfolio which includes expanding our reach globally moving away from having sales concentrated in the United States continued research and development efforts to accelerate the time to market and revenue contributions of our pipeline products, and a focus on operations to continue our revenue growth and path to profitability, and stockholder value creation.

Bioceres Merger Agreement

On March 16, 2022, we entered into the Merger Agreement with Bioceres. At the effective time of the Merger, as set forth in the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time, other than shares owned by Bioceres or held by us, will be cancelled and extinguished and automatically converted into the right to receive 0.088 validly issued, fully paid and nonassesable ordinary shares of Bioceres, and our shares would cease to be publicly held.

The consummation of the Merger is subject to certain closing conditions, including (i) the approval of the Company’s stockholders, (ii) the expiration or termination of all waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and receipt of any other specified merger control consents or clearances, (ii) the effectiveness of the registration statement to be filed by Bioceres with the SEC pursuant to the Merger Agreement, (iii) the approval for listing on Nasdaq of Bioceres’ ordinary shares to be issued as Merger Consideration in connection with the Merger, subject to official notice of issuance, (iv) the absence of any judgment or law issued by any governmental entity enjoining or otherwise prohibiting the consummation of the Merger, and (vii) other customary conditions specified in the Merger Agreement. See Note 16 to our consolidated financial statements for additional information regarding the Merger.

Financial Overview

Our total revenues were $44.3 million and $38.4 million for the years ended December 31, 2021 and 2020, respectively, and have risen as growers have adopted our products and have used our products on an expanded number of crops. We generate our revenues primarily from product sales, which are principally attributable to sales of our Grandevo, Regalia, UBP ST and Venerate product lines for the year ended December 31, 2021 and 2020, but also sales of our other products. For the year ended December 31, 2021, 78% of our business has been primarily driven by the U.S. market, which has been our historical trends for geographic revenue mix. In 2022, we expect a larger portion of our business to be driven by international markets, through our Pro Farm products and our continued focus on commercialization progress of our products in new countries. We continue to believe our revenues will largely be impacted by weather, trade tariffs, natural disasters, infectious diseases, and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of crop protection and plant health products to purchase and the timing of use of such products.

We currently rely, and expect to continue to rely, on a limited number of distributors for a significant portion of our revenues since we sell through highly concentrated, traditional distribution channels. Distributors to which 10% or more of our total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER
	A	B	C
Twelve months ended December 31,
2021	20%	14%	14%
2020	22%	13%	13%

While we expect product sales to a limited number of distributors to continue to be our primary source of revenues, as we continue to develop our pipeline and introduce new products to the marketplace, we anticipate that our revenue stream will be diversified over a broader product portfolio and customer base, including as a result of our Pro Farm products and customers.

Since 2011, we have also recognized revenues from our strategic collaboration and distribution agreements, which amounted to $0.5 million for each of the years ended December 31, 2021 and 2020.

Our cost of product revenues was $17.1 million and $15.5 million for the years ended December 31, 2021 and 2020, respectively. Cost of product revenues consists principally of the cost of inventory, which includes the cost of raw materials, and third-party services and allocation of operating expenses of our manufacturing plant related to procuring, processing, formulating, packaging and shipping our products. Cost of product revenues also include charges recorded for write-downs of inventory and idle capacity at our manufacturing plant. We expect our cost of product revenues related to the cost of inventory to increase and cost of product revenues relating to write-downs of inventory and idle capacity of our manufacturing plant to decrease as we expand sales and increase production of our existing commercial products. We expect to see a gradual increase in gross margin over the life cycle of each of our products as we improve production processes, gain efficiencies and increase product yields. These increases may be offset by additional charges for inventory write-downs and idle capacity at our manufacturing plant until overall volume in the plant increases significantly, however we are expecting these charges to decrease over time.

Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $12.1 million and $11.3 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2020, our expenses for research, development and patent expenses were reduced by $0.7 million in connection with receipt of Paycheck Protection Program (PPP) funds. We are seeking collaborations with third parties to develop and commercialize more early stage candidates, on which we have elected not to expend significant resources given our efforts on cost containment.

Selling, general and administrative expenses incurred to establish and build our market presence and business infrastructure have generally comprised the remainder of our operating expenses, amounting to $30.6 million and $28.7 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2020, our selling, general and administrative expenses were reduced by $0.7 million in connection with receipt of PPP funds. We have been building a sales and marketing organization that provides for increased training and a better ability to educate and support customers and for our product development staff to undertake responsibility for technical sales support, field trials and demonstrations to promote sales growth.

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

In August 2019, April 2020 and December 2020, we executed various agreements with warrant holders to provide greater predictability around cash flow from warrant exercises and to reduce warrant overhang substantially by the end of 2021. As a result, we have raised an aggregate of $25.8 million from the exercise of 33,278,391 shares subject to warrants issued in connection with such transactions. As of December 31, 2021, we have remaining outstanding warrants to purchase 26,786 shares at $8.40 per share, expiring in 2023 and warrants to purchase 124,500 shares at $2.38 per share, expiring in 2026 which together have an intrinsic value of $0 (see Note 9 to our consolidated financial statements).

Key Components of Our Results of Operations

Product Revenues

Product revenues consist of revenues generated primarily from sales to distributors, net of rebates and cash discounts. Product revenues constituted 99%, of our total revenues for each of the years ended December 31, 2021 and 2020, respectively. Product revenues in the United States constituted 78% and 77% of our total revenues for the years ended December 31, 2021 and 2020, respectively.

We account for all revenues under Accounting Standards Codification (ASC) 606, Revenue from contracts with Customers (“ASC 606”) in which revenue recognition criteria for distributor sales are satisfied at the time title and risk of loss passes to the distributor.

License Revenues

License revenues generally consist of revenues recognized under our strategic collaboration and distribution agreements for exclusive distribution rights, either for Regalia, for other commercial products, or for our broader pipeline of products, for certain geographic markets or for market segments that we are not addressing directly through our internal sales force. Our strategic collaboration and distribution agreements generally outline overall business plans and include payments we receive at signing and for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that we provide over the term of the strategic collaboration and distribution agreements, revenues related to the payments received are deferred and recognized as revenues over the term of the exclusive period of the respective agreements, which we estimate to be between 5 and 17 years based on the terms of the contract and the covered products and regions. For each of the years ended December 31, 2021 and 2020, license revenues constituted 1% of total revenues, respectively. As of December 31, 2021, we have received an aggregate of $4.1 million in payments under our strategic collaboration and distribution agreements. In addition, there is $0.8 million in payments under these agreements that we could potentially receive if certain testing validation, regulatory progress and commercialization events occur.

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

We began full-scale manufacturing in our facility in 2014. We continue to utilize third-party manufacturers for Venerate, Majestene, Haven, Stargus, and for spray-dried powder formulations of Grandevo. We expect gross margins to improve as we move more production to our manufacturing facility and as sales volumes increase.

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

In addition to the January 2020 amendment, we simultaneously entered into an Amended Inventory Financing Addendum (the “Addendum”) with LSQ. The Addendum us to request an advance of up to the lesser of (i) 100% of the Company’s unpaid finished goods inventory; (ii) 65% of the appraised value of the Company’s inventory performed on or on behalf of LSQ; or (iii) $3,000,000. Funds advance under the Addendum are subject to a monthly inventory management fee of 0.5% on the average monthly inventory funds available and a daily interest rate of 0.025%. In December 2021, the Addendum was amended to increase the maximum funds advance to $4,500,000.

As of December 31, 2021, we had an outstanding balance of $14.8 million in secured borrowings.

Income Tax Provision

Since our inception, we have been subject to income taxes principally in the United States. Due to the acquisition of Pro Farm and as we further expand our sales into foreign countries, we have become subject to taxation based on foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect during the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021, based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have taken a full valuation allowance against all of our U.S. deferred tax assets and certain foreign deferred tax assets.

As of December 31, 2021, we had net operating loss carryforwards of $113.4 million. The federal net operating loss generated after 2017 in the amount of $74.4 million will not expire. In addition, as of December 31, 2021, we had federal research and development tax credit carryforwards of $0.6 million, which will begin to expire in 2038, and state research and development tax credit carryforwards of $3.1 million, which have no expiration date.

Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change of ownership as defined by IRC Section 382. In the event we have had such a change in ownership, utilization of these carryforwards could be severely restricted and could result in significant amounts of these carryforwards expiring prior to benefitting us.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Revenues:
Product	99%	99%
License	1	1
Total revenues	100	100
Cost of product revenues	39	40
Gross profit	61	60
Operating Expenses:
Research, development and patent	27	30
Selling, general and administrative	69	75
Total operating expenses	96	105
Loss from operations	(35)	(45)
Other income (expense):
Interest expense	(3)	(4)
Loss on modification of warrants	-	(0)
Loss on issuance of new warrants	-	(4)
Change in fair value of contingent consideration	1	(1)
Other income (expense), net	(0)	1
Total other expense, net	(2)	(8)
Net loss before income taxes	(37)	(53)
Income tax expense	(0)	(0)
Net loss	(37)%	(53)%

Comparison of the Years Ended December 31, 2021 and 2020

Product Revenues

	DECEMBER 31,	DECEMBER 31,
	2021	2020
	(Dollars in thousands)
Product revenues	$43,812	$37,915
% of total revenues	99%	99%

Product revenues increased by $5.9 million, or 15.6%, in 2021 compared to 2020 due to an increase in overall sales across all of our product offerings, driven most significantly by increased sales of the Grandevo, Regalia, UBP ST, and Venerate product families.

License Revenues

	DECEMBER 31,	DECEMBER 31,
	2021	2020
	(Dollars in thousands)
License revenues	$498	$459
% of total revenues	1%	1%

License revenues related to certain strategic collaboration and distribution agreements remained relatively flat compared to 2020 as expected. License revenues do not comprise a significant portion of our total revenues.

Cost of Product Revenues

	DECEMBER 31,	DECEMBER 31,
	2021	2020
	(Dollars in thousands)
Cost of product revenues	$17,064	$15,505
% of total revenues	39%	40%
Gross profit	27,246	22,869
	61.5%	59.6%

Cost of product revenues increased by $1.6 million, or 10.1%, in 2021 compared to 2020. Our gross margins increased to 61.5% in 2021 from 59.6% in 2020. Cost of products decreased as a percentage of revenues, and gross margins increased in 2021 compared to 2020, primarily due to a favorable mix of higher margin product offerings including Venerate and UBP ST product families and continued improved in-house manufacturing and third-party manufacturing efficiencies.

Research, Development and Patent Expenses

	DECEMBER 31,	DECEMBER 31,
	2021	2020
	(Dollars in thousands)
Research, development and patent	$12,077	$11,330
% of total revenues	27%	30%

Research, development and patent expenses increased by $0.7 million, or 6.6%, in 2021 compared to 2020 included increases of approximately $0.3 million related to wages and benefits, $0.5 million in direct licensing fees, $0.2 million in consulting and other outside services and $0.1 million each in regulatory trials and lab supplies. These increases were offset by decreases of $0.6 million in field studies, $0.4 million in toxicology and $0.2 million in patent and registration fees. While the majority of the increase was based on management’s strategy, we believe that the global impact of COVID-19, also impacted the timing of certain of our third-party expenses that would have been incurred in earlier or future periods, but are not yet readily quantifiable. Additionally, in connection with COVID-19 and our receipt of PPP funds, for the year ended December 31, 2020, our operating expenses for research, development and patent expenses were reduced by $0.7 million.

Selling, General and Administrative Expenses

	DECEMBER 31,	DECEMBER 31,
	2021	2020
	(Dollars in thousands)
Selling, general administrative expenses	$30,573	$28,734
% of total revenues	69%	75%

Selling, general, and administrative expenses increased $1.8 million, or 6.4%, in 2021 compared to 2020. The majority of the increase was attributable increases in personnel related expense of $1.0 million in wages, benefits, and payroll taxes and $0.2 in bonus expense offset by $0.6 million in severance payments and retention of temporary help and $0.2 million in stock-based compensation, increases of $0.4 million related to business operation expenses such as insurance and rent, and $1.0 million in consulting and other outside services, were offset by $0.6 million in legal costs, which were primarily related to activity associated with the recently announced entry into the Merger Agreement with Bioceres and $0.4 million in audit costs and taxes. Due to the lifting of COVID-19 restrictions in 2021, expenses related to travel and marketing increased by $0.1 million each. During December 31, 2020, we also benefited from a reduction of $0.7 million in connection with our receipt of PPP funds.

Other Income (Expense), Net

	DECEMBER 31,	DECEMBER 31,
	2021	2020
	(Dollars in thousands)
Interest expense	(1,570)	(1,443)
Loss on modification of warrants	-	(72)
Loss on issuance of new warrants	-	(1,391)
Change in fair value of contingent consideration	639	(445)
Other income (expense) net	(174)	407
	$(1,105)	$(2,944)

Other income (expense) decreased $1.8 million for the year ended December 31, 2021 compared to 2020. The decrease included $1.5 million related to our loss on modification of certain warrants and offset by $1.1 million in relation to the change in fair value of contingent consideration for the year ended December 31, 2021 and 2020, respectively. Refer to Notes 7 and 9 of our consolidated financial statements.

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

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds from public offerings of common stock and private placements of convertible preferred stock, convertible notes and promissory notes, exercise of warrants, and term loans, as well as proceeds from the sale of our products and payments under strategic collaboration and distribution agreements and government grants. As of December 31, 2021, our cash and cash equivalents totaled $19.6 million, and we had an additional $1.6 million of restricted cash that we are contractually obligated to maintain in accordance with a debt agreement with Five Star Bank.

In March 2017, we entered into an invoice purchase agreement with LSQ, pursuant to which LSQ may elect to purchase up to $7.0 million of eligible customer invoices from us. Our obligations under the LSQ financing are secured by a lien on substantially all of the Company’s personal property; such lien is first priority with respect to the Company’s accounts receivable, inventory, and related property. In January 2020, we entered into a second amendment to the invoice purchase agreement, the terms of which included among other terms an increase to $20.0 million of eligible customer invoices to be purchased and simultaneously entered into an addendum to allow the Company to request that LSQ advance a maximum of $3.0 million of the Company’s finished goods inventory. In December 2021 we amended the addendum increasing the LSQ advance maximum from $3.0 million to $4.5 million. As of December 31, 2021, we had an outstanding balance of $14.8 million in secured borrowings.

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

On February 8, 2021, we issued a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on March 26, 2021. Under the shelf registration statement, if and upon becoming effective, we may offer and sell, from time to time over a three-year period, various securities in an amount of up to $90 million.

As of December 31, 2021 debt outstanding includes $25.9 million in principal and accrued interest with a maturity date of December 31, 2022. To the extent that debt is not restructured, extended, converted or otherwise amended, we will be required to repay these debts along with our general operating expenses in that period.

As of December 31, 2021, we were out of compliance with certain covenant requirements under our June 2014 Secured Promissory Note. However, the lender, Five Star Bank, has waived its right to deem recurring losses, liquidity, going concern, and financial condition as material adverse changes through March 31, 2023. Thereafter, unless the lender further extends its waiver a material adverse change clause could be triggered and the entire unpaid principal and interest balances would be due and payable upon demand as well as trigger certain covenants under each of our other debt agreements (refer to Note 8 of the consolidated financial statements).

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. We believe that our existing cash and cash equivalents of $19.6 million as of December 31, 2021, expected revenues, cost management and cost reductions will be sufficient to fund operations as currently planned. However, our operation plans may not be achieved and therefore would not alleviate substantial doubts related to our ability to continue as a going concern for one year from the date of the issuance of our accompanying consolidated financial statements. Changes in our current plans, or slower than expected adoption of our products may require that we secure additional sources through equity and/or debt financings, or through other sources of financing, which we cannot predict, with certainty, will be based on terms acceptable to us or at all. We may also require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations which are not currently planned.

Additional information regarding risks related to our capital and liquidity is described in this Annual Report filed on Form 10-K in Part I— Item 1A— “Risk Factors”, and further discussion of our going concern assessment can be found in Note 1 to the accompanying consolidated financial statements, both of which should be read in connection with this disclosure.

We had the following debt arrangements in place as of December 31, 2021, in each case as discussed below (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$3,229	Due December 31, 2022
Promissory Note (2)	5.25%	7,942	Monthly/June 2036
Promissory Notes (3)	8.00%	6,900	Due December 31, 2022
Secured Borrowing (4)	12.78%	14,881	Varies(5)/November 2021
Loan Facility	1.00%	309	Proportionately each September 2022, 2023, 2024, 2025

Refer to Note 8 of our consolidated financial statements for each of the following debt arrangements:

(1)	“—October 2012 and April 2013 Secured Promissory Notes.”
(2)	“—June 2014 Secured Promissory Note.”
(3)	“—August 2015 Senior Secured Promissory Notes.”
(4)	“—LSQ Financing.”
(5)	Payable through the lender’s direct collection of certain accounts receivable through March 2022.

Our debt arrangements contain certain representations and warranties by and between us and each of the debtors, certain indemnification provisions in favor of the lenders and customary restrictive covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). Refer to Note 8 of our consolidated financial statements. As of December 31, 2021, we were in compliance with these covenants or have obtained the appropriate waivers for non-compliance with such covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	DECEMBER 31,	DECEMBER 31,
	2021	2020

Net cash used in operating activities	$(9,961)	$(15,959)
Net cash used in investing activities	(1,843)	(1,797)
Net cash provided in financing activities	15,586	27,345
Net increase in cash, cash equivalents, and restricted cash	3,782	9,589

Cash Flows from Operating Activities

Net cash used in operating activities of $10.0 million during the twelve months ended December 31, 2021 primarily resulted from our net loss of $16.6 million, which included $3.5 million of depreciation and amortization expense, $3.4 million of share-based compensation expense, $0.2 million of non-cash interest expense, and $0.6 million of change in the fair value of the contingent consideration in connection with the acquisition of Pro Farm. In addition, net cash used in operating activities resulted from an increase of $3.1 million in accounts receivables, $2.0 million in inventory, and $1.1 million in lease liabilities offset by increases of $4.7 in accrued and other liabilities, and a decrease of $0.7 in prepaid and other assets.

Net cash used in operating activities of $16.0 million during the twelve months ended December 31, 2020 primarily resulted from our net loss of $20.2 million, which included $3.6 million of depreciation and amortization expense, $3.6 million of share-based compensation expense, $0.2 million of non-cash interest expense, $0.4 million of change in the fair value of the contingent consideration in connection with the acquisition of Pro Farm, and $1.5 million on loss on modification and issuance of warrants and $0.8 million in amortization of right of use assets. In addition, net cash used in operating activities resulted from a decrease of $1.4 million in accounts payables, $0.8 million decrease related to lease liabilities and $1.7 related to inventory, and a $0.6 million decrease in deferred revenue, off-set by an increase of $4.2 million in accounts receivables due to overall revenue growth, and $0.2 million in prepaids and $0.2 million increase in accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.8 million each during the years ended December 31, 2021 and 2020. For December 31, 2021, cash flow from investing activities included $0.8 million related to deferred acquisition payments in connection with the acquisition of our Jet-Ag product lines with the remainder resulting from purchases of property, plant and equipment to support our operations including our investment in our manufacturing plant in Michigan to increase manufacturing capacity.

For the year ended December 30, 2020, cash flow from investing activities included $1.2 million related to deferred acquisition payments in connection with the acquisition of our Jet-Ag product lines with the remainder resulting from purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided in financing activities of $15.6 million during the twelve months ended December 31, 2021 consisted primarily of $9.7 million in proceeds from the exercise of warrants, $43.3 million in proceeds from the issuance of debt, $0.3 million in proceeds from employee stock purchases, and $0.1 million in proceeds from exercises of options, offset by reductions and repayment of debt of $37.5 million.

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

Inventories

Inventories are stated at the lower of cost or market value (net realizable value or replacement cost) and include the cost of material and external and internal labor and manufacturing costs. Cost is determined on the first-in, first-out basis. We provide for inventory reserves when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels or other factors. Additionally, we provide reserves for excess and slow-moving inventory on hand that is not expected to be sold to reduce the carrying amount of excess and slow-moving inventory to its estimated net realizable value. The reserves are based upon estimates about future demand from our customers and distributors and market conditions. While we believe the assumptions used to estimate future sales are reasonable, there can be no assurance that the forecasted sales will be realized. As a result, additional reserves against inventories which would have been recognized in earlier periods may not be recognized until later periods if actual sales and net realizable values deviate unfavorably from forecasted sales estimates.

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

Estimates employed in our valuation of contingent consideration involving several assumptions. Changes in assumptions could materially impact fair value estimates. Assumptions critical to our fair value estimates were: (i) discount rates; (ii) projected future revenues and profitability used in the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. While we believe the assumptions used to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, changes in the contingent consideration liability that possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate significantly from earlier estimates.

Revenue Recognition

Under ASC 606, we recognize revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. We may enter into contracts in which the standalone selling prices (SSP) is different from the amount we are entitled to bill the customer. Product revenues consist of revenues generated from sales of our products to distributors and direct customers, net of rebates and cash discounts.

Estimates employed in our revenue recognition include variable considerations were determined involving several assumptions. Assumptions critical to our variable consideration estimates includes projected future revenues volumes. These assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. While we believe the assumptions used to estimate future revenue volumes, there can be no assurance that the expected future sales volume will be realized. As a result, revenue reductions which possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from earlier estimates. The use of different assumptions would increase or decrease variable consideration amount and, therefore, could change the total amounts recognized in prior or future periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Marrone Bio Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marrone Bio Innovations, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Fair Value of Contingent Consideration

Description of the Matter

As discussed in note 2 to the consolidated financial statements, the Company’s acquisition-related purchase price contingent consideration liability, which is estimated using Monte Carlo simulation of a geometric Brownian motion model based upon the Company’s estimated results of the Pro Farm subsidiary for the periods specified in the share purchase agreement of 2022 to 2023 and is remeasured to its estimated fair value at each reporting period, with changes in fair value recorded in the consolidated statements of operations.

Auditing the valuation of the acquisition-related contingent consideration liability was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the Company’s estimated results of the Pro Farm subsidiary for the periods specified in the share purchase agreement of 2022 to 2023, future industry, market or economic conditions, and are forward-looking and inherently uncertain.

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

Marcum LLP

We have served as the Company’s auditor since 2018

San Francisco, CA
March 30, 2022

MARRONE BIO INNOVATIONS, INC.

Consolidated Balance Sheets

(In Thousands, Except Par Value)

	DECEMBER 31,	DECEMBER 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$19,623	$15,841
Accounts receivable	13,211	10,113
Inventories	8,633	6,618
Prepaid expenses and other current assets	1,211	1,688
Total current assets	42,678	34,260
Property, plant and equipment, net	12,676	12,565
Right of use assets, net	3,637	3,760
Intangible assets, net	19,011	21,383
Goodwill	6,740	6,740
Restricted cash	1,560	1,560
Other assets	754	929
Total assets	$87,056	$81,197

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,687	$1,895
Accrued liabilities	14,851	11,650
Deferred revenue, current portion	360	374
Lease liability, current portion	1,381	1,008
Debt, current portion, net	25,909	9,301
Total current liabilities	45,188	24,228
Deferred revenue, less current portion	1,165	1,628
Lease liability, less current portion	2,511	3,050
Debt, less current portion, net	7,691	11,479
Debt due to related parties	-	7,300
Other liabilities	848	2,102
Total liabilities	57,403	49,787
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 182,224 and 167,478 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Additional paid in capital	387,023	372,226
Accumulated deficit	(357,371)	(340,817)
Total stockholders’ equity	29,653	31,410
Total liabilities and stockholders’ equity	$87,056	$81,197

The accompanying notes are an integral part of these consolidated financial statements.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Revenues:
Product	$43,812	$37,915
License	498	459
Total revenues	44,310	38,374
Cost of product revenues	17,064	15,505
Gross profit	27,246	22,869
Operating Expenses:
Research, development and patent	12,077	11,330
Selling, general and administrative	30,573	28,734
Total operating expenses	42,650	40,064
Loss from operations	(15,404)	(17,195)
Other income (expense):
Interest expense	(1,570)	(1,443)
Loss on modification of warrants	-	(72)
Loss on issuance of new warrants	—	(1,391)
Change in fair value of contingent consideration	639	(445)
Other income, net	(174)	407
Total other expense, net	(1,105)	(2,944)
Net loss before income taxes	(16,509)	(20,139)
Income tax expense	(45)	(29)
Net Loss	$(16,554)	$(20,168)
Basic and diluted net loss per common share:	$(0.09)	$(0.14)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	174,832	148,892

The accompanying notes are an integral part of these consolidated financial statements.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements Stockholders’ Equity

(In Thousands)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2020	139,526	$1	$344,206	$(320,649)	$23,558
Net loss	—	—	—	(20,168)	(20,168)
Net settlement of options	100	—	108	—	108
Share-based compensation	—	—	3,595	—	3,595
Employee stock purchase plan	268	—	254	—	254
Settlement of restricted stock units	657	—	—	—	—
Issuance of restricted stock units in lieu of bonus payments	—	—	632	—	632
Financing costs	—	—	(104)	—	(104)
Exercise of warrants	26,927	—	22,072	—	22,072
Modification of existing warrants	—	—	1,463	—	1,463
Balance at December 31, 2020	167,478	$1	$372,226	$(340,817)	$31,410
Net loss	—	—	—	(16,554)	(16,554)
Net settlement of options	79	—	87	—	87
Share-based compensation	—	—	3,351	—	3,351
Employee stock purchase plan	312	—	287	—	287
Settlement of restricted stock units	1,195	—	—	—	-
Issuance and settlement of restricted stock units in lieu of bonus payments, net	188	—	348	—	348
Exercise of warrants	12,414	—	9,720	—	9,720
Issuance of common stock in settlement of contingent consideration	558	—	1,004	—	1,004
Balance at December 31, 2021	182,224	$1	$387,023	$(357,371)	$29,653

The accompanying notes are an integral part of these consolidated financial statements.

MARRONE BIO INNOVATIONS, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Cash flows from operating activities
Net loss	$(16,554)	$(20,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,531	3,558
Gain on disposal of equipment	—	(9)
Change in inventory reserves	(35)	(139)
Right of use assets amortization	1,036	807
Share-based compensation	3,351	3,595
Non-cash interest expense	179	226
Loss on modification of warrants	—	72
Loss on issuance of new warrants	—	1,391
Change in fair value of contingent consideration	(639)	445
Net changes in operating assets and liabilities:
Accounts receivable	(3,098)	(4,188)
Inventories	(1,980)	1,670
Prepaid Expenses and other assets	652	(219)
Accounts payable	585	(1,409)
Accrued and other liabilities	4,718	(148)
Lease Liability	(1,079)	(825)
Deferred revenue	(628)	(618)
Net cash used in operating activities	(9,961)	(15,959)
Cash flows from investing activities
Payment of consideration in connection with previous asset purchase	(750)	(1,240)
Purchases of property, plant and equipment	(1,093)	(559)
Proceeds from sale of equipment	—	2
Net cash used in investing activities	(1,843)	(1,797)
Cash flows from financing activities
Proceeds from issuance of debt	-	202
Proceeds from secured borrowings	43,340	40,127
Repayment in secured borrowings	(37,476)	(34,790)
Repayment of debt	(372)	(524)
Exercise of stock options	—	108
Equity offering costs	—	(104)
Net settlement of options	87	—
Proceeds from employee stock purchase plan	287	254
Exercise of warrants	9,720	22,072
Net cash provided by financing activities	15,586	27,345
Net increase in cash and cash equivalents and restricted cash	3,782	9,589
Cash and cash equivalents and restricted cash, beginning of period	17,401	7,812
Cash and cash equivalents and restricted cash, end of period	$21,183	$17,401

Supplemental disclosure of cash flow information
Cash paid for interest	$1,383	$1,166

Cash paid for income taxes	$92	$—
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$207	$44
Right of use assets (non-cash) acquired	$913	$—
Conversion of accrued liabilities into equity associated with the granting of restricted stock units	$348	$632
Contingent consideration milestone settled in common shares	1,004	—

The accompanying notes are an integral part of these consolidated financial statements.

MARRONE BIO INNOVATIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2021

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

The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-K and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP) for financial reporting. Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

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

Going Concern, Liquidity, and Management Plans

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue to operate, although there is substantial doubt about its ability to continue as a going concern for 12 months after the issuance of these consolidated financial statements. This assessment contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from the Company’s substantial doubt about its ability to continue as a going concern.

The Company has a limited number of commercialized products and has incurred significant losses since inception, and expects to continue to incur losses for the foreseeable future. The Company’s historical operating results, including prior periods of negative use of operating cash flows and debt maturities due within the 12 months of the balance sheet date indicate that substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these consolidated financial statements. As of December 31, 2021, the Company had a working capital deficit of $2,510,000, including cash and cash equivalents of $19,623,000. In addition, as of December 31, 2021, the Company had consolidated short-term and long-term debt of $33,600,000, for which the underlying debt agreements contain various financial and non-financial covenants, and certain material adverse change clauses. As of December 31, 2021, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements. (Refer to Notes 8 of these consolidated financial statements)

If the Company breaches covenants contained within the debt agreements or if the material adverse change clauses are triggered, the entire unpaid principal and interest balances would be due and payable upon demand. Without entering into a continuation of its current waiver, which expires March 31, 2023, entering into strategic agreements that include significant cash payments upfront, significantly increasing revenues from sales or raising additional capital through the issuance of equity, the Company expects it will exceed its current ratio and maximum debt-to-worth requirement under the June 2014 Secured Promissory Note with Five Star Bank. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

The June 2014 Secured Promissory Note contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the consolidated financial statements. The lender has waived its right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through March 31, 2023. As a result, the long-term portion of the June 2014 Secured Promissory Note has not been reclassified to current in these consolidated financial statements as of December 31, 2021.

The Company believes that its existing cash and cash equivalents of $8,793,000 at March 25, 2022, together with expected revenues, expected future extension of debt maturities, equity financings and cost management will be sufficient to fund operations as currently planned through one year from the date of the issuance of these consolidated financial statements. The Company anticipates securing additional sources of cash through equity and/or debt financings, or through other sources of financing, consistent with historic results. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to the Company or at all. Further, the Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, and general capital expenditures.

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

The Company believes that the assumptions and estimates associated with the Company’s forecast used in its going concern, goodwill and contingent consideration assessments, revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions with variable considerations and inventory valuation, have the greatest potential impact on the consolidated financial statements. Therefore, the Company considers these estimates to be its significant estimates.

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

During the years ended December 31, 2021 and 2020, 22% and 24%, respectively, of the Company’s revenues were generated from international customers. The Company’s international customers were concentrated in the European Union.

The Company’s principal sources of revenues were its Grandevo, Regalia, UBP ST, and Venerate product lines for the years ended December 31, 2021 and 2020, accounting for 77% and 85%, respectively, of the Company’s total revenues.

Customers to which 10% or more of the Company’s total revenues are attributable for any one of the periods presented consist of the following:

	CUSTOMER
	A	B	C
Twelve months ended December 31,
2021	20%	14%	14%
2020	22%	13%	13%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either December 31, 2021 or 2020, consist of the following:

	CUSTOMER
	A	B	C	D
December 31, 2021	39%	13%	10%	1%
December 31, 2020	49%	4%	-%	14%

Concentrations of Supplier Dependence

The active ingredient in the Company’s Regalia product line is derived from the giant knotweed plant, which the Company obtains from China. The Company currently relies on one supplier for this plant. Such single supplier acquires raw knotweed from numerous regional sources and performs an extraction process on this plant, creating a dried extract that is shipped to the Company’s manufacturing plant. While the Company does not have a long-term supply contract with this supplier, the Company does have a long-term business relationship with this supplier. The Company endeavors to keep 6 to 12 months of knotweed extract on hand at any given time, but an unexpected disruption in supply, including disruptions resulting from the COVID-19 pandemic, could have an effect on Regalia supply and revenues. Although the Company has identified additional sources of raw knotweed, there can be no assurance that the Company will continue to be able to obtain dried extract from China at a competitive price.

The Company continues to rely on third parties to formulate Grandevo into spray-dried powders, for the majority of its Venerate and Majestene/Zelto products and all of its production of Stargus and Haven, and from time to time, third-party manufacturers for supplemental production capacity to meet excess seasonal demand and for packaging. The Company’s products have been produced in quantities, and on timelines, sufficient to meet commercial demand and for the Company to satisfy its delivery schedules. However, the Company’s dependence upon others for the production of a portion of its products, or for a portion of the manufacturing process, may adversely affect its ability to satisfy demand and meet delivery obligations, as well as to develop and commercialize new products, on a timely and competitive basis. The Company has not entered into any long-term manufacturing or supply agreements for any of its products, and it may need to enter into additional agreements for the commercial development, manufacturing and sale of its products. There can be no assurance that it can do so on favorable terms, if at all.

Pro Farm products are currently partially sourced by suppliers from one manufacturing plant in Russia, in which the Company owns a 12% interest. The Company plans for enough inventory on hand to meets its revenue forecasts for 12 months at any given time, but an unexpected disruption in supply, including related to COVID-19, could have an adverse effect on the supply and revenues related to the subsidiary. Although the Company has identified additional manufacturers who are capable suppling the products, there can be no assurance that the Company will continue to be able to obtain products at a competitive price.

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

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Cash and cash equivalents	$19,623	$15,841
Restricted cash, less current portion	1,560	1,560
Total cash, cash equivalents and restricted cash	$21,183	$17,401

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its June 2014 Secured Promissory Note (refer to Note 8 of the consolidated financial statements).

Accounts Receivable

The carrying value of the Company’s receivables represents their estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. During the years ended December 31, 2021 and 2020, the Company did not have any material receivables balances written off. As of December 31, 2021 and 2020, the Company had $58,000 and no allowance for doubtful accounts, respectively.

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

Inventories, net consist of the following (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Raw materials	$3,311	$2,487
Work in progress	671	987
Finished goods	4,651	3,144
	$8,633	$6,618

During the year ended December 31, 2021, the Company recorded, as a component of cost of product revenues, adjustments to inventory reserves of $422,000 due to quantities on hand that may not be used or sold prior to expiration, and an adjustment of $578,000 as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

During the year ended December 31, 2020, the Company recorded, as a component of cost of product revenues, adjustments to inventory reserves of $387,000 due to quantities on hand that may not be used or sold prior to expiration, and an adjustment of $1,770,000 as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

Right of Use Assets and Lease Liabilities

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

Maintenance, repairs and minor renewals are expensed as incurred. Expenditures that substantially increase an asset’s useful life are capitalized. The Company did not recognize any amounts related to impairment for the years ended December 31, 2021 and 2020.

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

The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company’s intangible assets include customer relationships, patents, trademarks, and in process research and development. The Company has not recorded impairment to intangible assets for the years ended December 31, 2021 and 2020.

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

For the year ended December 31, 2021, the Company completed a quantitative assessment which did not result in an impairment charge.

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

The change in fair value for the reporting period was driven by the result of the unobservable fair value model, a Monte Carlo simulation in a risk-neutral framework assuming Geometric Browning Motion. The most significant input to the model was the estimated results of the Pro Farm subsidiary for the periods specified in the share purchase agreement of 2022 – 2023. The following represents other inputs used in determining the fair value of the contingent consideration liability:

	DECEMBER 30,	DECEMBER 31,
	2021	2020
Discount Rate	14.9%	15.5%
Volatility	47.0%	45.8%
Credit spread	6.1%	9.0%
Risk-free rate	0.7%	0.2%

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

Interest Rate. Interest rate based on U.S. Constant Maturity Treasury rates for the same period as the period of performance of 2022 to 2023.

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

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Product revenues	$87	$189
Financing costs	477	581
License revenues	961	1,232
Total deferred revenues	1,525	2,002
Less current portion	(360)	(374)
Long term portion	$1,165	$1,628

Revenue Recognition

Under ASC 606, the Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The Company may enter into contracts in which the SSP are different from the amount the Company is entitled to bill the customer. Product revenues consist of revenues generated from sales of the Company’s products to distributors and direct customers, net of rebates and cash discounts.

Product Sales. The Company recognizes revenue for product sales at a point in time following the transfer of control of such products to the customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The Company may enter into contracts in which the SSP is different from the amount the Company is entitled to bill the customer. As of December 31, 2021 and 2020, the Company had deferred product revenue in the amount of $87,000 and $189,000, respectively, associated primarily with billings in excess of SSP.

Licenses Revenues. The Company recognizes license revenues pursuant to strategic collaboration and distribution agreements under which the Company receives payments for the achievement of certain testing validation, regulatory progress and commercialization events. As these activities and payments are associated with exclusive rights that the Company provides in connection with strategic collaboration and distribution agreements over the term of the agreements, revenues related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. Since inception through December 31, 2021, the Company has received an aggregate of $4,100,000 in payments under certain strategic collaboration and distribution agreements of which no amounts were received during December 31, 2021 and 2020. In addition to the amounts already received, an additional $800,000 in payments under these agreements could potentially receive if certain testing validation, regulatory progress and commercialization events occur.

Financing Component Revenues. The Company recognizes a financing component, if material, when the Company receives consideration from the customer, and when the Company expects control of the product or service to be transferred to the customer in a period of greater than one year from the date of receipt of the consideration. As such, the financing component is determined to be long-term and therefore recorded in the consolidated balance sheet as part of deferred revenues. For each year ended December 31, 2021 and 2020 the Company recognized $68,000 and $32,000, respectively of financing revenues.

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

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. During the years ended December 31, 2021 and 2020, research and development expenses totaled $11,114,000 and $10,316,000, respectively, and patent expenses totaled $963,000 and $1,014,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the year ended December 31, 2021 and 2020 were $2,081,000 and $1,473,000, respectively.

Advertising

The Company expenses advertising costs as incurred and has included these expenses as a component of Selling, General and Administrative costs. Advertising costs for the years ended December 31, 2021 and 2020 were $654,000 and $631,000, respectively.

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

The Company uses the Black-Scholes-Merton option-pricing model to calculate the estimated fair value of stock options on the measurement date (generally, the date of grant). The required inputs in the option-pricing model include the expected life of the stock options, estimated volatility factor, risk-free interest rate and expected dividend yield. These inputs are subjective and generally require significant judgment. During the years ended December 31, 2021 and 2020, the Company calculated the fair value of stock options granted based on the following assumptions:

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Expected life (years)	5.77-6.08	2.14-6.08
Estimated volatility factor	59.1%-63.8%	57.9%-59.9%
Risk-free interest rate	0.58%-1.33%	0.28%-0.96%
Expected dividend yield	—	—

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

Warrants

The Company has a number of outstanding warrants. From time to time the terms of the warrants may be exchanged, amended or otherwise modified. Historically, the Company’s warrants have been deemed stand-alone equity instruments and as such changes to the original terms of the warranted have been accounted for a modification under Accounting Standards Codification (“ASC”) 718, Compensation – Stock Based Compensation.

On April 29, 2020, the Company entered into a warrant exchange agreement (“Warrant Exchange Agreement”) with certain holders of warrants under the August 2015 Senior Secured Promissory Notes, the Securities Purchase Agreement and the Warrant Reorganization Agreement. Pursuant to the Warrant Exchange Agreement, the Company agreed to exchange an aggregate of 45,977,809 warrants (“August 2015 Warrants”, “February 2018 Warrants 1 & 2”, and all “August 2019 Warrants” collectively, “the exchanged warrants”) for 29,881,855 warrants (“April 2020 Warrants”) (refer to Note 9 of the consolidated financial statements).

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets cannot be recognized under the preceding criteria, the Company establishes valuation allowances, as necessary, to reduce deferred tax assets to the amounts expected to be realized.

As of December 31, 2021 and 2020, all deferred tax assets, except the deferred tax asset generated during the year related to foreign entities, were fully offset by a valuation allowance. The realization of deferred tax assets is dependent upon future federal, state and foreign taxable income. The Company’s judgments regarding deferred tax assets may change due to future market conditions, as the Company expands into international jurisdictions, due to changes in U.S. or international tax laws and other factors.

These changes, if any, may require material adjustments to the Company’s deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period in which such determinations are made. The Company recognizes liabilities for uncertain tax positions based upon a two-step process. To the extent that a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the consolidated financial statements. If a tax position meets the more-likely-than-not level of certainty, it is recognized in the consolidated financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to analyze the Company’s tax positions taken with respect to all applicable income tax issues for all open tax years in each respective jurisdiction. As of December 31, 2021, the Company concluded that there were no additional uncertain tax positions required to be recognized in its consolidated financial statements. The Company recognizes interest and penalties related to income tax matters in income tax expense. No amounts were recognized for interest and penalties during the years ended December 31, 2021 and 2020.

Foreign Currency

The functional currency of the Company’s subsidiary Pro Farm is the U.S. dollar. Assets and liabilities have been converted to the U.S. dollar reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are converted at historical rates, except for the change in retained earnings during the year which is the result of the income statement conversion process. Revenue and expense accounts are converted using the weighted average exchange rate during the period. The cumulative conversion adjustments associated with the net assets of foreign subsidiaries and the Company’s normal operations are recorded in “Other income (expense)” in the consolidated statement of operations in the amounts of $0.3 million for each period ended December 31, 2021 and 2020, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Tax” (“ASU No. 2019-12”), which removed certain exceptions and updated certain provisions related to the accounting for income tax. The provisions of ASU No. 2019-12 are effective for annual reporting periods beginning after December 15, 2020, and interim reporting periods within those annual periods, with early adoption permitted, including adoption in any interim period for public business entities for periods for which consolidated financial statements have not yet been issued or made available for issuance. The Company adopted ASU-No.2019-12, on January 1, 2021 on a modified retrospective basis. The Company has determined that the impact of implementing this new standard on the consolidated financial statements is immaterial given the Company’s current and expected net loss position in future periods. As a result of the implementation no benefit was recognized for federal or state income taxes and no significant adjustments were made into the Company’s income tax provision as of December 31, 2021.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of consolidated financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of an SEC filer, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” (“ASU No. 2018-19”), in April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments—Credit Losses (Topic 326) (“ASU 2019-05”), in November 2019, the FASB issued Accounting Standards Update No. 2019-10, Financial Instruments—Credit Losses, (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Date (“ASU 2019-10”) and Accounting Standards Update No. 2019-11, Financial Instruments—Credit Losses (“ASU 2019-11”), and in February 2020, the FASB issued Accounting Standards Update No. 2020-02, Financial Instruments—Credit Losses, (Topic 326) and Leases (Topic 842) (“ASU 2020-02”). ASU 2020-02, delayed the effective date for certain entities including entities meeting the SEC’s definition of a Smaller Reporting Company. The Company is currently evaluating ASU 2016-13 and all related ASUs to determine the impact to its consolidated financial statements and related disclosures. The Company does not believe the adoption of ASU 2016-13 will have a material impact on the Company’s consolidated financial statements.

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

In May 2021, the FASB issued Accounting Standards Update No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Based Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU No. 2021-04”), which clarified an issuer’s accounting for modification or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The provisions of ASU No. 2021-04 are effective for annual reporting periods beginning after December 15, 2021, and interim reporting periods within those annual periods, with early adoption permitted, including adoption in any interim period for public business entities for periods for which consolidated financial statements have not yet been issued or made available for issuance. This ASU shall be applied on a prospective basis. The Company does not believe the adoption of ASU 2021-04 will have a significant impact on the Company’s consolidated financial statements.

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

On March 31, 2021 the Company entered into a lease agreement for approximately 4,500 square feet of office and laboratory space located in Helsinki, Finland. The initial term of the lease is for a period of 24 months and requires a 6-month notice prior to termination. The minimum monthly rent is €9,462 per month ($11,096), subject to increase based on the consumer price index increase on January 1 of each fiscal year if, applicable. The operating lease resulted in the Company recognizing both a right-of-use asset and lease liability utilizing the Company’s incremental borrowing rate in the amounts of €220,000 ($258,000) and €227,000 ($266,000), respectively.

On December 1, 2021 the Company entered into a lease agreement for approximately 2,291 square feet of office space located in Raleigh, North Carolina. The initial term of the lease is for a period of 48 months and includes two option lease extension terms of three years each. The minimum monthly rent is $14,000, subject to increase of no more than 3% on the anniversary of the lease commencement date. The operating lease resulted in the Company recognizing both a right-of-use asset and lease liability utilizing the stated rate of 5% in the amounts of $614,000 and $682,000, respectively.

The Company’s operating leases have remaining terms ranging from less than one year to four years. The leases are for office space and various office equipment. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 5.76% and 2.8 years, respectively.

The components of lease expense were as follows (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Operating lease cost	$1,364	$1,149
Short-term lease cost	85	175
Sublease income	-	(26)
Total operating lease costs:	$1,449	$1,298

Maturities of lease liabilities for each future calendar year as of December 31, 2021 are as follows (in thousands):

OPERATING
LEASES
2022	$1,556
2023	1,514
2024	1,048
2025	169
2026	-
Total lease payments	4,287
Less: imputed interest	395
Total lease obligation	3,892

Less lease obligation, current portion	1,381
Lease obligation, non-current portion	$2,511

4. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Land	$1	$1
Buildings	6,562	6,562
Computer equipment and software	581	564
Furniture, fixtures and office equipment	393	416
Machinery and equipment	16,829	16,047
Leasehold improvements	2,410	2,410
Construction in progress	891	367
Gross property, plant and equipment	27,667	26,367
Less accumulated depreciation and amortization	(14,991)	(13,802)
Property, plant and equipment, net	$12,676	$12,565

The Company recognized depreciation and amortization expense of $1,189,000 and $1,210,000 during the years ended December 31, 2021 and 2020, respectively. Of the total depreciation and amortization expense, $1,011,000 and $1,024,000, respectively as of December 31, 2021 and 2020, are included in cost of product revenues in connection with property, plant, and equipment at the Company’s manufacturing plant. The total depreciation and amortization for disposed assets during the year ended December 31, 2021 and 2020 was $0 and $23,000, respectively.

5. Intangible Assets

The Company’s intangible assets consist of the following (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Customer Relationships	$2,219	$2,244
Developed Technology	16,362	16,362
Tradenames	3,102	3,106
Non-compete	89	90
In Process Research and Development	2,713	2,713
Gross intangibles	24,485	24,515
Less accumulated amortization	(5,474)	(3,132)
Intangibles, net	$19,011	$21,383

The Company recognized amortization expense during the year ended December 31, 2021 and 2020 of $2,342,000 and $2,348,000. The Company expects to recognize approximately $2,341,000 in each of the future periods from 2022 through 2024, $2,335,000 in 2025, $2,326,000 in 2026 with the remainder to be recognized in periods thereafter. The weighted average life of the intangible assets is 8.9 years. During the year ended December 31, 2021, changes to the Company’s initially recognized intangibles were in connection to the contingent consideration estimate included in the initial recognition of intangible assets associated with the Company’s asset acquisition of the Jet-Ag product lines.

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

The following table sets forth the potential shares of common stock as of the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Stock options outstanding	12,677	13,380
Warrants to purchase common stock	152	14,534
Restricted stock units outstanding	3,980	4,588
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	54	18
Maximum contingent consideration shares to be issued	5,415	5,972
	22,776	38,990

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Accrued compensation	$3,922	$3,495
Accrued warranty costs	440	475
Accrued customer incentives	6,758	4,288
Accrued liabilities, acquisition related	30	1,463
Loan-related fees	707	-
Accrued liabilities, other	2,994	1,929
Accrued Liabilities	$14,851	$11,650

Contingent Consideration

As of December 31, 2021, the contingent consideration in connection with the Company’s acquisition of Pro Farm was recorded at its fair value. The following table provides a reconciliation of the activity for the contingent consideration measured between the most recent reporting period and as of the balance sheet date based on the fair value using significant inputs including the unobservable inputs (Level 3) (in thousands):

CONTINGENT
CONSIDERATION
LIABILITY
Fair value at December 31, 2029	$1,737
Change in estimated fair value recorded of contingent consideration	445
Fair value at December 31, 2020	2,182
Change in estimated fair value recorded of contingent consideration	(639)
Settlement of contingent consideration	(1,004)
Fair value at December 31, 2021	$539

The change in fair value for the reporting period was driven by the result of the unobservable fair value model, a Monte Carlo simulation in a risk-neutral framework assuming Geometric Browning Motion. The most significant input to the model was the estimated results of the Pro Farm subsidiary for the periods specified in the share purchase agreement of 2022 – 2023.

The change in the fair value estimate is recognized in the Company’s consolidated statement of operations in Other Income (expense) under caption Change in fair value of contingent consideration. Management has not finalized the earned contingent consideration for the fiscal year ended December 31, 2021 which is due before March 31, 2022 to the prior owners of Pro Farm.

On June 9, 2021, the Company issued 557,821 of its common shares in connection with the contingent consideration settlement for fiscal year 2020, these common shares had a fair value of $1,004,000. As a result of the fiscal year 2020 contingent consideration settlement, the total maximum amount of contingent consideration shares to be issued in the future is $5,415,000. As of December 31, 2021, the remaining contingent consideration liability recorded in other liabilities on the Company’s consolidated balance sheets is $539,000.

8. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of December 31, 2021) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of December 31, 2021 and 2020 of $147 and $166.	7,774	8,106
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.80% annually) payable through the lenders direct collection of certain accounts receivable through March 2022, collateralized by substantially all of the Company’s personal property.	14,829	8,966
Senior secured promissory notes due to related parties (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Research loan facility (“2018 Research Facility”) bearing interest at 1.00% per annum, interest payments are due annually on the anniversary date of the facility with principal payable in 25% increments on the anniversary date of the facility beginning on the fourth anniversary of the loan (September 2022), net of imputed interest as of December 31, 2021 and 2020 of $38K and $41K, respectively.	272	283
Debt	$33,600	$28,080
Less debt due to related parties, non-current	-	(7,300)
Less current portion	(25,909)	(9,301)
Debt, non-current	$7,691	$11,479

As of December 31, 2021, aggregate contractual future principal payments on the Company’s debt, including debt due to related parties, are due as follows (in thousands):

PERIOD ENDING DECEMBER 31,	DEBT
2022	$22,652
2023	471
2024	491
2025	514
2026	537
Thereafter	5,844
Total future principal payments	30,510
Interest payments included in debt balance (1)	3,275
Total future debt payments	$33,785

(1)	Due to the debt extinguishment requirement, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

The fair value of the Company’s outstanding debt obligations, as of December 31, 2021 and as of December 31, 2020 which excludes debt due to related parties was $26,300,000 and $20,780,000, respectively. The Company used 5.25%, the current interest rate, to value the variable rate debt. This debt is classified as Level 3 within the fair value hierarchy.

October 2012 and April 2013 Secured Promissory Notes

On October 2, 2012, the Company borrowed $7,500,000 pursuant to senior notes the “October 2012 Secured Promissory Notes”) with a group of lenders. On April 10, 2013, the Company entered into an amendment to increase, by up to $5,000,000, of which $4,950,000 was issued (collectively, the “April 2013 Secured Promissory Notes”), bringing the total amount outstanding under the notes to $12,450,000. On February 5, 2018, the Company converted $10,000,000 of the principal amount of indebtedness outstanding under the October 2012 and April 2013 Secured Promissory Notes to an aggregate of 5,714,285 shares of common stock and warrants to purchase 1,142,856 shares of common stock, such that the total amount outstanding under the notes was decreased to $2,450,000, which remains outstanding as of December 31, 2021.

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

Additionally, in conjunction with the terms of the October 2012 Secured Promissory Notes and the April 2013 Secured Promissory Notes, the Company agreed to pay a fee of 7% of the funded principal amount to the agent that facilitated the financing transactions between the Company and the collective lenders which resulted in payment of 498,000 shares to the Company’s common stock in lieu of a cash. These shares are issuable at the maturity of the note or December 2022. The Company has included this liability in accrued liabilities.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (the “June 2014 Secured Promissory Note”) with Five Star Bank (the “Lender”) which bears interest at 5.25% as of December 31, 2021. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The June 2014 Secured Promissory Note is repayable in monthly payments of $65,404 and adjusted from time-to-time as the interest rate changes, with the final payment due in June 2036. Certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles have been pledged as collateral for the promissory note. The Company is required to maintain a deposit balance with the Lender of $1,560,000, which is recorded as restricted cash included in non-current assets. The total amount of finance related cost related to this debt initially was $304,000, currently treated as a debt discount and is being amortized over the life of the loan.

The Company may prepay 20% of the outstanding principal loan balance each year without penalty. A prepayment fee of 10% will be charged if prepayments exceed 20% in the first year, and the prepayment fee will decrease by 1% each year for the first ten years of the loan.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. The Company is also required to comply with certain affirmative and negative covenants under the loan agreement discussed above. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of December 31, 2021, the Company was not in compliance with all of the required covenants, as such, the Company has obtained a waiver from the lender for the non-compliance through March 31, 2023.

The following table reflects the activity under this note:

	2021	2020
Principal balance, net at January 1,	$8,106	$8,404
Principal payments	(785)	(820)
Interest	434	503
Debt discount amortization	19	19
Principal balance, net at December 31, 2021	$7,774	$8,106

August 2015 Senior Secured Promissory Notes

On August 20, 2015, the Company entered into a purchase agreement with Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science and Technology, each an affiliate of Waddell & Reed, which was a beneficial owner of more than 5% of the Company’s common stock through September 2021. Pursuant to the purchase agreement, the Company sold to such affiliates senior secured promissory notes (the “August 2015 Senior Secured Promissory Notes”) in the aggregate principal amount of $40,000,000. Until February 5, 2018, the August 2015 Senior Secured Promissory Notes bear interest at a rate of 8% per annum payable semi-annually on June 30 or December 31 of each year, commencing on December 31, 2015, with $10,000,000 payable three years from the closing, $10,000,000 payable four years from the closing and $20,000,000 payable five years from the closing. In connection with the note, the Company incurred $302,000 in financing-related costs. These costs were recorded as deferred financing costs to be amortized to interest expense over the term of the note.

In connection with the August 2015 Senior Secured Promissory Notes, the Company also issued warrants (the “August 2015 Warrants”) to purchase 4,000,000 shares of common stock of the Company. The August 2015 Warrants are immediately exercisable at an exercise price of $1.91 per share and may be exercised at a holder’s option at any time on or before August 20, 2023 (subject to certain exceptions). The fair value of the August 2015 Warrants at the date of issuance of $4,610,000 was recorded as a discount to the August 2015 Senior Secured Promissory Notes to be amortized to interest expense over the term of the note.

The August 2015 Senior Secured Promissory Notes are secured by substantially all the Company’s personal property assets. The agent, acting on behalf of the lenders, shall be entitled to have a first priority lien on the Company’s intellectual property assets, pursuant to intercreditor arrangements with certain of the Company’s existing lenders.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of December 31, 2021, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

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

On June 30, 2021, Macquarie Group Limited acquired ownership of the Waddell Investors, which included the Waddell Investors’ investments in the Company, including the August 2015 Senior Secured Promissory Notes. Subsequent to the acquisition of the Waddell Investors by Macquarie Group Limited and as of December 31, 2021, the debt holder’s beneficial owner of the Company’s common stock was less than 5% and therefore the debt is no longer classified as related party.

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

In addition to the Amendment, the Company simultaneously entered into an Amended Inventory Financing Addendum (the “Addendum”) with LSQ. The Addendum allows the Company to request an advance up to the lesser of (i) 100% of the Company’s unpaid finished goods inventory; (ii) 65% of the appraised value of the Company’s inventory performed on or on behalf of LSQ; or (iii) $3,000,000. Funds advance under the Addendum are subject to a monthly inventory management fee of 0.5% on the average monthly inventory funds available and a daily interest rate of 0.025%. In December 2021, the Addendum was amended to increase the maximum funds advance to $4,500,000.

There was $14,829,000 and $8,966,000, respectively, in outstanding balance under the LSQ Financing as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company had $12,354,000 and $7,254,000, respectively included in accounts receivable that were transferred under this arrangement.

September 2018 Research Facility

In September 2018, the Company’s subsidiary Pro Farm entered into a research loan facility under the Finnish Government Innovation Funding initiative with the Innovation Centre Business Finland, in the amount of $326,000 (€282,000) and subsequently drew down $94,000 (€80,000) and $232,000 (€158,000), respectively, in September 2018 and November 2020 in connection with research and development costs. The note bears interest at 3% below the reference rate for Finnish Government Aid, with a minimum of 1% interest annually. The current effective interest rate as of December 31, 2021 is 1.00%. The loan facility requires repayment in increments of 25% on each of the anniversary date of the loan after the third anniversary of the loan execution date as such the balance of the loan has been classified as long-term. The terms of the loan facility allow for partial debt forgiveness if so determined by the State Council for the Financing of Research, Development and Innovation at the lender’s discretion. As of December 31, 2021, the outstanding principal balance net of imputed interest was $272,000 (€231,000).

9. Warrants

On August 6, 2019, the Company entered into a warrant amendment and plan of reorganization agreement (the “Warrant Reorganization Agreement”) with certain holders of the February 2018 Warrants. Pursuant to the Warrant Reorganization Agreement, the Company agreed to extend the expiration date under the February 2018 Warrants held by such holders from December 2020 to December 2021, and the holders agreed, at any time the Company’s stock trades above $1.00 and upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (the “August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. Accordingly, up to a maximum of 36,600,000 new shares were issuable pursuant to the August 2019 Warrants.

In February 2020, the Company requested an exercise of 6,000,000 February 2018 Warrants, resulting in the Company issuing 6,000,000 common shares and 6,000,000 August 2019 Warrants (“Exercise 3”). The issuance of the August 2019 Warrants resulted in the Company incurring a non-cash charge of $1,391,000 in connection with the fair value of new warrants.

On April 29, 2020, the Company then entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with certain holders of warrants under the August 2015 Senior Secured Promissory Notes, the Securities Purchase Agreement and the Warrant Reorganization Agreement. Pursuant to the Warrant Exchange Agreement, the Company agreed to exchange an aggregate of 45,977,809 warrants (the “August 2015 Warrants”, the “February 2018 Warrants 1 & 2”, and all “August 2019 Warrants” collectively, the “Exchanged warrants”) for 29,881,855 warrants (the “April 2020 Warrants”).

The April 2020 Warrants have terms expiring for a total of (i) 3,392,581 Warrant Shares on May 1, 2020, (ii) 2,714,065 Warrant Shares on September 15, 2020, (iii) 13,027,512 Warrant Shares on December 15, 2020, (iv) 5,862,380 Warrant Shares on March 15, 2021, and (v) 4,885,317 Warrant Shares on December 15, 2021. All April 2020 Warrants have an exercise price of $0.75 per share. The April 2020 Warrants are exercisable in cash, provided that they may be exercised via net exercise if the Company does not have a registration statement registering the shares underlying the April 2020 Warrants effective as of March 31, 2021. As of December 31, 2021, April 2020 Warrants were exercised prior to their expiration date providing the Company with proceeds of $3,392,000, $2,714,000, $13,027,000, $4,397,000 and $3,545,000, respectively, for an aggregate proceed of $27,075,000.

The Company has accounted for the Warrant Exchange Agreement as a modification under ASC 718. The fair value of the April 2020 Warrants was not greater than the fair values of the Exchanged warrants immediately prior to the modification date and therefore had no impact on the Company’s year ended results.

In December 2020, the Company also entered into an amendment (the “Warrant Amendment”) to a previously outstanding warrant to purchase 5,333,333 shares of the Company’s common stock issued to a historical warrant holder (the “Holder”) on February 5, 2018. Pursuant to the Warrant Amendment, in exchange for the Holder’s exercise of the warrant on December 29, 2020, with respect to 1,777,778 shares at the warrant’s exercise price of $0.96 per share the warrant’s expiration date was partially extended and allows the Holder to exercise warrants to purchase (i) 1,777,778 shares at $1.00 per share by March 25, 2021, and (ii) 1,777,777 shares at $1.04 share by December 15, 2021. As of December 31, 2021, a total of 3,555,555 Warrant Shares were exercised prior to the expiration date with the remaining 1,777,777 Warrant Shares expired on December 15, 2021.

The following table summarizes information about the Company’s common stock warrants activities for the year ended December 31, 2021 and the warrants outstanding as of December 31, 2021 (in thousands, except exercise price data):

					YEAR	YEAR
				SHARES	ENDED	ENDED	SHARES
				SUBJECT TO	NUMBER OF	NUMBER OF	SUBJECT TO
	ISSUE	EXPIRATION		WARRANTS	WARRNTS	SHARES	WARRANTS
	DATE	DATE	EXERCISE	OUTSTANDING	EXERCISED	EXPIRED	OUTSANDING
DESCRIPTION	MM/YY	MM/YY	PRICE	12/31/2020	12/31/2021	12/31/2021	12/31/2021
June 2013 Warrants	06/13	6/23	$8.40	27	-	-	27
November 2016 Warrants	11/16	11/26	$2.38	125	-	-	125
November 2017 Warrants	06/17	06/27	$1.10	80	(80)	-	-
April 2020 Warrants, Tranche 4	04/20	03/21	$0.75	5,862	(5,862)	-	-
April 2020 Warrants, Tranche 5	04/20	12/21	$0.75	4,885	(4,727)	(158)	-
December 2020 Warrants, Tranche 2	12/20	03/21	$1.00	1,778	(1,778)	-	-
December 2020 Warrants, Tranche 3	12/20	12/21	$1.04	1,777	-	(1,777)	-
			TOTALS:	14,534	(12,447)	(1,935)	152

(1)	The June 2013 Warrants expire upon the earlier to occur of (i) the date listed above; (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any transfer of more than 50% of the voting power of the Company, reorganization, merger or consolidation, but excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (iii) a sale of all or substantially all of the assets of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

The June 2013 Warrants became exercisable on the date of the IPO. The November 2016 were immediately exercisable and remain exercisable subject to certain exceptions.

The weighted average remaining contractual life and exercise price for warrants outstanding as of December 31, 2021 is 4.26 years and $3.45, respectively. The intrinsic value of the warrants on December 31, 2021 was $0.

10. Stock Option Plans

On May 31, 2019, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”) whereby employees may purchase Company stock through payroll deductions over each six-month period beginning on June 1 and December 1 (the “Offer Period”). The total maximum number of shares available for purchase under the ESPP is 1,000,000. The purchase price of the shares will be 85% of the lower of the fair market value of the shares at the beginning or at the end of the Offer Period. The ESPP is a tax qualified plan under Section 423 of the Internal Revenue Code. All employees, including officers, are eligible to participate in the ESPP. A participant may withdraw all uninvested payment balances credited to their account at any time. An employee whose stock ownership in the Company exceeds 5% of the Company’s outstanding common stock is not eligible to participate in the ESPP. The ESPP is compensatory and the 15% discount will be expensed over the Offer Period. The Company has accounted for the ESPP in accordance with ASC 718, Compensation – Stock Based Compensation. As of December 31, 2021 and 2020, the Company recorded stock-based compensation expense of approximately $95,000 and $74,000, respectively.

In July 2006, the Company authorized the 2006 Equity Incentive Plan, as amended, (the “2006 Plan”). The 2006 Plan provided for the issuance of up to 1,434,000 shares of common stock underlying awards. The 2006 Plan was terminated in December 2011 and no new stock awards may be granted under the 2006 Plan.

The 2006 Plan allowed holders to exercise stock options prior to their vesting. The common stock received by the employee is restricted and follows the same vesting schedule as the underlying option. In the event the employee voluntarily or involuntarily terminates employment from the Company, the Company retains a right to repurchase the unvested common stock at the original option exercise price. For each of the periods ended December 31, 2021 and 2020, no options were exercised that was subject to repurchase.

As of December 31, 2021, no options were outstanding under the 2006 Plan. During the year ended December 31, 2021, 5,000 and 18,000 options were exercised and cancelled, respectively, under the 2006 Plan.

In July 2011, and as amended in September 2012, the Company authorized the 2011 Stock Plan (the “2011 Plan”). The 2011 Plan provided for the issuance of up to 1,167,000 shares of common stock underlying awards, plus any shares of common stock underlying awards previously issued under the 2006 Plan that terminate or expire after the date of authorization of the 2011 Plan, subject to certain adjustments. In addition, the 2011 Plan provided that the Company not deliver more than 2,446,000 shares upon the exercise of incentive stock options issued under both the 2006 Plan and 2011 Plan. The 2011 Plan was terminated in August 2013 and no new stock awards may be granted under the 2011 Plan.

As of December 31, 2021, options to purchase 176,000 shares of the Company’s common stock at a weighted-average exercise price of $9.51 per share were outstanding under the 2011 Plan, of which all were vested. During the year ended December 31, 2021, 19,000 and 86,000 options were exercised and cancelled under the 2011 Plan.

In August 2013, the Company’s board of directors adopted the 2013 Stock Incentive Plan (the “2013 Plan”) covering officers, employees, and directors of, and consultants to, the Company. Under the 2013 Plan, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights. At the time the 2013 Plan was established, the maximum aggregate number of shares of the Company’s common stock that could be issued pursuant to the 2013 Plan was 1,600,000, plus the number of shares of common stock that were reserved for issuance pursuant to future grants under the 2011 Plan at that time. The number of shares authorized for issuance pursuant to the 2013 Plan automatically increases by any additional shares that would have otherwise returned to the 2011 Plan as a result of the forfeiture, termination or expiration of awards previously granted under the 2011 Plan. In addition, the number of shares authorized for issuance pursuant to the 2013 Plan will increase by a number equal to the lesser of (i) 3.5% of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (ii) a lesser number of shares determined by the administrator.

As of December 31, 2021, options to purchase 12,501,000 shares of the Company’s common stock at a weighted-average exercise price of $2.25 per share were outstanding under the 2013 Plan, of which 7,987,000 were vested. During the year ended December 31, 2021, 55,000 and 1,073,000 options were exercised and cancelled, respectively, under the 2013 Plan.

Generally, options vest 25% on the first anniversary from the date of grant and 1/48 per month thereafter (the “Standard Vesting Terms”); however, options may be granted with different vesting terms as determined by the Company’s board of directors. During the year ended December 31, 2021, the Company granted 508,000 options with Standard Vesting Terms. The remaining 45,000 options vested at a rate of 1/36 per month.

The following table summarizes the activity under the Company’s stock option plans for the year ended December 31, 2021 (in thousands, except exercise price and remaining contractual life data):

			WEIGHTED-
			AVERAGE
		WEIGHTED-	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE	LIFE	INTRINSIC
	OUTSTANDING	PRICE	(IN YEARS)	VALUE
Balances at December 31, 2020	13,380	$2.32	7.7	$418
Options granted	553	$2.24
Options exercised	(79)	$1.12
Options cancelled	(1,177)	$1.98
Balances at December 31, 2021	12,677	$2.35	6.8	$-
Vested and expected to vest at December 31, 2021	11,324	$2.47	6.6	$-
Exercisable at December 31, 2021	8,163	$2.88	6.0	$-

The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $23,000 and $13,000, respectively.

The estimated fair value of options vested during the years ended December 31, 2021 and 2020 was $0 and $357,000, respectively. The weighted-average estimated fair value of options granted during the years ended December 31, 2021 and 2020 was $2.24 per share and $0.38 per share, respectively.

In February 2021, Suping (Sue) Cheung joined as the Company’s Chief Financial Officer (“CFO”). In connection with her employment she was granted options to purchase 400,000 shares of the Company’s common stock under the 2013 Plan. The Option will be subject to time-based vesting over a period of four years as measured from Ms. Cheung’s first date of employment (the “Vesting Commencement Date”). Twenty-five percent of the option will vest on the first anniversary of the Vesting Commencement Date, and the remaining 75 percent of the shares will vest over the next following 3 years on a pro-rata basis equally each month, for so long as Ms. Cheung provides services to the Company. Ms. Cheung’s options to purchase common stock was granted at an exercise price of $2.60 and with a fair value of $567,000. The Company’s fair value of these grants was estimated utilizing a Black Scholes option pricing model based on the assumptions which have determined consistent with the Company’s historical methodology for such assumptions.

In August 2020, Kevin Helash joined the Company as Chief Executive Officer (“CEO”) and as a member of the Company’s Board of Directors. In connection with his appointment, Mr. Helash has been granted options to purchase 2,450,000 shares of the Company’s common stock, under the 2013 Plan. The Option is structured as follows:

●	Time-Based Tranche. 225,000 shares of the Option are subject to time-based vesting over a period of four years. Twenty-five percent of the Time-Based Tranche will vest on the first anniversary of the Vesting Commencement Date, and the remaining 75 percent of the shares under the Time-Based Tranche will vest over the next following 3 years on a pro-rata basis equally each month.

●	Enhanced Time-Based Tranche. 225,000 shares of the Option are subject to time-based vesting over a period of four years as measured from the Vesting Commencement Date, on a pro-rata basis equally each month, subject to acceleration on the date on which the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2020, if within such report, the Company reports the achievement of certain revenue, margin and expense performance targets for its 2020 fiscal year, each of which are within 10% of the Company’s internal targets for the year with respect to the various target elements. The options were not accelerated upon the filing of the Company’s Annual Report on Form 10-K for fiscal year ending December 31, 2020.

●	Performance Tranche. 2,000,000 shares of the Option are subject to performance-based vesting, but only if the performance criteria are satisfied by a specific performance deadline. Vesting of the Performance Tranche is contingent on the attainment of a certain closing price for the Company’s stock, as quoted on the Nasdaq Stock Market, for 30 consecutive trading days, by that date which is 30 days following the reporting of financial results for the Company’s second quarter of its fiscal year ending December 31, 2022 (the “Performance Deadline”). If the performance criteria are satisfied on or before the Performance Deadline, the Performance Tranche will vest on the date that the performance criteria are satisfied. If Mr. Helash terminates employment prior to the date on which the performance criteria are satisfied, or the performance criteria are not satisfied on or before the Performance Deadline, then all of the shares under the Performance Tranche will permanently and irrevocably forfeit at the earlier of the Performance Deadline or his termination date.

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

In September 2020, James Boyd announced his intention to retire from his position as the Company’s Chief Financial Officer (“CFO”) and President of the Company. In connection with his retirement, Mr. Boyd entered into an employment separation agreement with the Company (the “Separation Agreement”). The Separation Agreement provides among other terms that all of his outstanding stock options will become fully vested, and all stock options will remain exercisable until the earlier of (x) the one-year anniversary of the date Mr. Boyd ceases providing consulting services pursuant to his consulting services agreement between Mr. Boyd and the Company on September 21, 2020 (the “Consulting Agreement”), and (y) the last day of the option’s full term. As a result the Company treated the accelerated vesting terms for the options as a modification under ASC 718 – Compensation – Stock Compensation, which requires the Company to assess the fair value of the instrument pre- and post-modification and recognize any incremental expense on the modification date dependent on the Company’s assessment of the initial probability of the option award vesting under the pre-modification terms. The Company recognized incremental stock-based compensation expense of $160,000 as of December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company recorded share-based compensation expense related to stock options of $1,906,000 and $2,299,000, respectively. During the years ended December 31, 2021 and 2020, the Company did not realize any tax benefit associated with its share-based compensation expense as certain of the option grants were incentive stock options for which share-based compensation expense is not deductible and as a result of the full valuation allowance on the Company’s deferred tax assets (see Note 11 to the consolidated financial statements).

Restricted Stock

During the year ended December 31, 2021, the Company granted restricted stock units under the 2013 Plan. The vesting periods for the restricted stock are subject to board approval and during the year ended December 31, 2021 varied from immediate to 36 months. One share of common stock is issuable for each vested restricted stock unit upon the earlier of the grantee’s separation of service or a change in control in the case of non-employee directors, or in the case of employees the board can decide to provide for the immediate issuance of common stock once vesting has occurred. As of December 31, 2021, there were 3,980,000 restricted stock units outstanding under the 2013 Plan. The following table reflects the activity of restricted stock units for the year ended December 31, 2021 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Outstanding at December 31, 2020	4,588	$1.14
Granted	824	1.61
Settled	(1,432)	1.31
Forfeited	-	-
Outstanding at December 31, 2021	3,980	$1.17

The following table summarizes the activity of non-vested restricted stock units for the year ended December 31, 2021 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2020	1,437	$1.16
Granted	824	1.61
Vested	(1,265)	1.42
Forfeited	-	-
Nonvested at December 31, 2021	996	$1.21

The fair value of restricted stock units is determined based on the closing bid price of the Company’s common stock on the date of grant. During the years ended December 31, 2021 and 2020, the Company recognized $1,350,000 and $1,222,000, respectively, of share-based compensation expense related to restricted stock units. Total share-based compensation expense related to restricted stock units not yet recognized as of December 31, 2021 was $898,000, which is expected to be recognized over a weighted average period of 0.76 years.

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

The following table summarizes shares available for grant under the Company’s current stock incentive plans for the year ended December 31, 2021 (in thousands):

SHARES
AVAILABLE
FOR
GRANT
Balances at December 31, 2020	4,410
Shares authorized	5,862
Options granted	(553)
Options cancelled	1,158
Restricted stock units granted	(824)
Restricted stock units cancelled	-
Balances at December 31, 2021	10,053

11. Income Taxes

As of December 31, 2021 and 2020, income (Loss) before provision for income taxes, includes the following components (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Domestic	$(12,797)	(19,774)
Foreign	(3,712)	(365)
Income/(Loss) before income taxes	$(16,509)	$(20,139)

The provision (benefit) for income taxes consists of the following (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
CURRENT:
Federal	-	-
State	-	-
Foreign	$45	35
Total Current:	45	35
DEFERRED:
Foreign	0	(6)
Total Deferred:	0	(6)
Provision for income taxes	$45	29

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
U.S. Federal tax benefit at statutory rate	21%	21%
State tax benefit	1	8
Deferred tax asset true up	0	(3)
Expiring tax attributes	0	(240)
Share-based compensation expense	(2)	(2)
Other	(1)	(1)
Financing cost, warrants	2	(1)
PPP Loan Forgiveness	0	2
Adjustment due to change in valuation allowance	(19)	216
Provision for income taxes	0%	0%

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During the years ended December 31, 2021 and 2020, the aggregate valuation allowance for deferred tax assets increased by $3,328,000 and decreased by $44,314,000, respectively. The decrease for the year ended December 31, 2020 was driven primarily by a change in ownership as defined under IRC Section 382 (the “382 Change”) resulting in a loss of tax attributes offset by the realizability of U.S. and certain foreign loss carryforwards and other U.S. and certain foreign deferred tax assets. The increase for the year ended December 31, 2021 was driven primarily by the realizability of U.S. and certain foreign loss carryforwards and other U.S. and certain foreign deferred tax assets.

The Company recorded tax shortfalls resulting from the exercise of nonqualified stock options and the value of vested restricted stock of $282,000 and $315,000 for the years ended December 31, 2021 and 2020, respectively, where amounts reported for such items as compensation costs under accounting standards related to stock-based compensation were less than the tax deduction.

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
DEFERRED TAX ASSETS:
Federal & State NOL carryforward	$34,658	$31,911
Research and development tax credits	2,901	2,762
Other, deferred tax assets	5,798	7,137
Total gross deferred tax assets	43,357	41,810
Less valuation allowance	(37,201)	(33,873)
Total deferred tax assets	$6,156	$7,917
DEFERRED TAX LIABILITIES:
Other Intangibles	(4,967)	(5,615)
Other deferred tax liabilities	(1,169)	(2,302)
Total gross deferred tax liabilities	(6,136)	(7,917)
Net deferred tax assets	$20	$20

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,328,000 and decreased $44,314,000, during the years ended December 31, 2021 and 2020, respectively. The valuation allowance includes no benefit at both December 31, 2021 and December 31, 2020 related to stock-based compensation and exercises, prior to the implementation of ASC 515 and 718, which will be credited to additional paid in capital when realized.

Undistributed earnings of the Company’s foreign subsidiary of $470,000 are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income tax. At the present time it is not practicable to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

As of December 31, 2021 and 2020, the Company had a federal net operating loss carryforward (“NOL”) of $113,432,000 and $104,180,000, respectively. The federal NOL subject to 80% of taxable income limitation and not subject to expiration at December 31, 2021 and 2020 was $74,392,000 and $65,140,000, respectively. The federal net operating loss subject to expirations as of December 31, 2021 and 2020 were $39,040,000 and $50,896,000 and will begin to expire in 2036. As of December 31, 2021 and 2020 the Company had a state NOL carryforward of $115,435,000 and $114,876,000, respectively, that will begin to expire in 2033. Federal and state NOL carryforwards were reduced during December 31, 2020, as a result of the completion of the Company’s Section 382 study in connection with the Company’s February 5, 2018 financing transactions. The amount of the federal and state NOL reductions were $176,433,000 and $119,131,000, respectively. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2021 and 2020, the Company had a federal research and development (“R&D”) tax credit carryforward of $561,000 and $607,000, respectively and will begin to expire in 2038. The December 31, 2021 and 2020 California R&D tax credit carryforward of $3,121,000 and $3,075,000, respectively, have no expiration date. The December 31, 2020 federal and California R&D tax credit carryforward was reduced by $2,317,000 due to the 382 Change.

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

For purposes of the Company’s income tax provision, the acquisition required the Company to consider income tax changes under the Tax Cuts and Jobs Act it was not previously subject to, including Global Intangible Low-Taxed Income (“GILTI”) and Subpart F. The impact of these amounts on the Company’s income tax provision and consolidated financial statements as of December 31, 2021 and 2020 were not material. The Company has elected to treat GILTI as a period cost and accordingly has not recorded any deferred assets or liabilities related to the calculation of future GILTI income. The most significant impact to the Company’s tax provision as a result of the Pro Farm acquisition was the recognition of intangible assets which impacted the Company’s temporary differences for depreciation and amortization. Refer to the table above for the inclusion of the foreign entity on the Company’s overall federal income tax rate and deferred tax liabilities.

The Company has incurred net operating losses since inception and does not have any significant unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. If the Company is eventually able to recognize the Company’s uncertain positions, the Company’s effective tax rate would be reduced. The Company currently has a full valuation allowance against out net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to the Company’s uncertain tax positions would result in an adjustment of the Company’s net operating loss or tax credit carry forwards rather than resulting in a cash outlay.

The Company files income tax returns in the U.S. federal and foreign jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for 2006 through 2021 due to unutilized net operating loss carryforwards. The Company is subject to state income tax examination for the same periods due to an unutilized research and development tax credit carryforward. The Company’s foreign locations in Finland is subject to income tax examination for 2017 through 2021.

As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $992,000 and $946,000, respectively. The unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate for December 31, 2021 and 2020. The remaining unrecognized tax benefits would not impact the effective tax rate as tax benefits would be offset by changes in the Company’s valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax position during the next twelve months.

The Company has the following activity relating to unrecognized tax benefits is as follows (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2021	2020
Balance at January 1	$946	$1,431
Gross increase to tax positions in prior years	24	40
Gross decrease to tax positions in prior years	-	(617)
Gross increase to tax positions in current years	22	92
Balance at December 31	$992	$946

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2021 and 2020, immaterial interest and penalties were required to be recognized relating to unrecognized tax benefits.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The act contains many tax incentives intended to assist companies and individuals during the COVID-19 outbreak. The Company has analyzed the impact of the CARES Act and concluded the following:

-	The Company did not utilize the Paycheck Protection Program loan in the year ended December 31, 2021.

-	The Company has historically been in a NOLs position and, as such, the Company will not utilize the NOLs carryback provision of the CARES Act.

The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, has expanded, extended, and clarified selected CARES Act provisions, specifically on Paycheck Protection Program loans and Employee Retention Tax Credits, 100% deductibility of business meals as well as other tax extenders. The Consolidated Appropriations Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2021 or 2020.

12. Common Stock

In August 2013, the Company amended and restated its certificate of incorporation to increase the number of shares of common stock authorized for issuance to 250,000,000 shares with a par value of $0.00001.

As of December 31, 2021, the Company had reserved shares of common stock for future issuances as follows (in thousands):

SHARES
Shares available for future grant under stock incentive plans	10,053
Stock options outstanding	12,677
Restricted stock units outstanding	3,980
Warrants to purchase common stock	152
Common shares to be issued in lieu of agent fees	498
Shares available for future purchase under ESPP	307
Maximum contingent consideration shares to be issued	5,415
Balance at December 31, 2021	33,082

13. Employee Benefit Plan

The Company offers a defined contribution plan to all eligible employees, which is qualified under Section 401(k) of the IRC. The Company currently provides a matching contribution based on a formula which provides for a dollar-for-dollar matching contribution of the employee’s 401(k) contribution up to 3% of eligible pay plus a 50% matching contribution on the employee’s 401(k) contribution between 3% and 5% of eligible pay. Each participant is 100% vested in elective contributions and the Company’s matching contribution. The Company provided 401(k) matching contributions during the years ended December 31, 2021 and 2020 of $506,000 and $315,000, respectively.

14. Related Party Transactions

Warrant Exercises

Ospraie Ag Science LLC (“Ospraie”) and Ardsley Advisory Partners (“Ardsley”), are beneficial owners of the Company’s securities, holding 38.9% and 9.7%, respectively, of the Company’s total outstanding common stock as of December 31, 2021.

In March 2020, pursuant to the terms of the February 2018 Warrants, the Company’s utilization of its call option under the Warrant Reorganization Agreement to exercise 6,000,000 warrants. As a result of this transaction, the Company issued 6,000,000 common shares and 6,000,000 August 2019 Warrants. The total number of warrants exercised at the request of the Company by Ospraie and Ardsley represented 5,027,325 and 874,314, shares of common stock, respectively. The August 2019 Warrants issued as a result of this transaction were subsequently forfeited in connection with the Warrant Exchange Agreement (refer to Note 9 of the consolidated financial statements).

Pursuant to the terms of the April 2020 Warrants, prior to each warrant expiration dates for a total of (i) 3,392,581 Warrant Shares on May 1, 2020, (ii) 2,714,065 Warrant Shares on September 15, 2020, (iii) 13,027,512 Warrant Shares on December 15, 2020, (iv) 5,862,380 Warrant Shares on March 15, 2021, and (v) 4,885,317 Warrant Shares on December 15, 2021, a total of 3,392,581, 2,714,065, 13,026,818, 5,865,382, and 4,726,991, respectively April 2020 Warrants were exercised (See Note 9). As a result of these transactions, the Company issued common shares of 19,268,316 and 3,351,009, to Ospraie and Ardsley, respectively.

15. Other Matters

Paycheck Protection Program

In April 2020, the Company entered into an unsecured note (the “Note”) in the amount of $1,723,000 under the PPP. The Company has accounted for the transaction when it is considered that there is reasonable assurance that the grant amounts will be received and all necessary qualifying conditions, as stated in the loan agreement, are met, consistent with International Accounting Standards (IAS) 20, Accounting for Government Grants. In November 2020, the Company received correspondence from the lender of the PPP that the Company’s PPP loan amount had been forgiven by the Small Business Administration.

For the year ended December 31, 2020, the Company recognized as reduction to the expense categories specified under the PPP $702,000 and $695,000, respectively, in research, development and patents and Selling, general and administrative, in the consolidated statement of operations. The remaining amount of total PPP funds received of $326,000 was allocated to the related PPP-specified expenses associated with the Company’s manufacturing operations and was originally capitalized into inventory, but as of December 31, 2020, the full amount was amortized from inventory, offsetting cost of product revenues in the consolidated statement of operations based on the Company’s normal recognition policy for similar items.

Chief Financial Officer

On January 28, 2021, the Company announced the appointment of Suping (Sue) Liu Cheung, Ph.D., CPA, as CFO, which took effect upon her commencement of employment, on February 18, 2021. In connection with her appointment as the Company’s CFO, Ms. Cheung will receive an annual base salary of $275,000, and a target annual award opportunity under the Company’s discretionary bonus plan of up to 40% of her annual base salary, unless adjusted by the Board for any year. Ms. Cheung will also receive a $50,000 signing bonus in April 2021, and certain relocation expenses. Additionally, pursuant to her offer letter and as approved by the Board (the “Compensation Committee”), Ms. Cheung was granted an option to purchase 400,000 shares of the Company’s common stock under the Company’s 2013 Plan. The Option will be subject to time-based vesting over a period of four years as measured from Ms. Cheung’s first date of employment (the “Vesting Commencement Date”). Twenty-five percent of the option will vest on the first anniversary of the Vesting Commencement Date, and the remaining 75 percent of the shares will vest over the next following 3 years on a pro-rata basis equally each month, for so long as Ms. Cheung provides services to the Company.

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

16. Subsequent Events

Long-term Incentive Program

On February 7, 2022, the Company’s board of directors, upon recommendation of the Compensation Committee, approved of awards under a newly implemented long-term incentive program (“LTIP”) Under the LTIP, the board of directors approved grants to certain officers in a total aggregate amount of 609,350 restricted stock units and, options to purchase 1,455,556 shares of the Company’s common stock, which the Company’s board of directors valued at a total of $1,564,000, with the weighing of the awards values being 70% for the options and 30% for the restricted stock units (the “Executive Awards”). Each Executive Award was issued under the 2013 Plan and vests in equal monthly installments over three years, subject to the recipient’s continued employment by the Company through the applicable vesting date, provided that, in lieu of the terms of any change in control agreement in place between the Company and the recipient, in the event that any recipient is terminated without Cause (as defined in the applicable recipient’s Change In Control Agreement) or resigns for Good Reason (as defined in the applicable recipient’s Change In Control Agreement) within twelve months of a Change in Control (as defined in the recipient’s Change In Control Agreement), 50% of the unvested portion of each Executive Award will become immediately vested.

Also under the LTIP, the Company’s board of directors approved the issuance of an aggregate of 937,639 restricted stock units to certain other employees, which the Company’s board valued at a total of $858,845 (the “Additional Awards”). The Additional Awards were issued under the 2013 Plan and vest as to 1/3 of the total number of shares subject to the Additional Awards on the six month anniversary of the grant date and, with respect to 2/3 of the total shares, monthly thereafter for 30 months such that all shares will be fully vested upon the third anniversary of the grant date, subject to recipients continued employment with the Company. Further, upon a Change in Control (as defined in the 2013 Plan), 1/3 of the Additional Awards become immediately vested.

Also under the LTIP, the Company’s board of directors approved a fund totaling up to $600,000 to be distributed by management to non-executive officer employees in the form of cash, on terms to be determined by management, or, at the description of and with the approval of the Compensation Committee, equity-based awards under the 2013 Plan.

Chief Financial Officer

On February 15, 2022, Suping (Sue) Cheung notified the Company of her decision to resign from her position as the Company’s Chief Financial Officer, effective March 9, 2022.

On February 21, 2022, the Company’s board of directors approved the retention of LaDon Johnson as Interim Chief Financial Officer, effective upon Ms. Cheung’s departure, under an agreement with CFO Systems, LLC, a provider of senior financial and accounting executive and support services. Mr. Johnson will also serve as the Company’s principal financial and accounting officer until the Company appoints a permanent successor to Ms. Cheung.

Merger Agreement

On March 16, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bioceres Crop Solutions Corp., a Cayman Islands exempted company (“Bioceres”), and BCS Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Bioceres (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Bioceres (“NewCo”). Consummation of the Merger is subject to the approval of the Company’s stockholders, the receipt of required regulatory approvals and satisfaction of other customary closing conditions.

The board of directors of the Company (the “Board”) has unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable, (ii) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to and in the best interests of the Company and its stockholders, (iii) approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and (iv) resolved to recommend adoption of the Merger Agreement by the Company’s stockholders. The Merger Agreement was also unanimously approved by the board of directors of Bioceres.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.00001 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares of Company Common Stock owned by Bioceres, the Company or any direct or indirect wholly owned subsidiary of Bioceres or the Company, in each case immediately prior to the Effective Time, shall be cancelled and extinguished and automatically converted into the right to receive 0.088 (the “Exchange Ratio”) validly issued, fully paid and nonassesable ordinary shares, par value $0.0001 per share, of Bioceres and, if applicable, cash in lieu of fractional Bioceres ordinary shares (the “Merger Consideration”).

The Merger Agreement also specifies the treatment of the Company’s outstanding equity awards in connection with the Merger, which shall be treated as follows at the Effective Time:

(i) each outstanding restricted stock unit award relating to shares of Company Common Stock (a “Company RSU”) (that is not a Company RSU that provides for settlement and issuance of shares of Company Common Stock in connection with a change in control of the Company (a “Change in Control Settled RSU”)) that is unvested immediately prior to the Effective Time and does not vest as a result of the consummation of the transactions contemplated by the Merger Agreement shall be assumed by Bioceres (each, an “Assumed RSU”), with each such Assumed RSU being subject to substantially the same terms and conditions, except that the number of Bioceres ordinary shares subject to each Assumed RSU Award shall be equal to the product of (x) the number of shares of Company Common Stock underlying such unvested Company RSU as of immediately prior to the Effective Time (with any performance milestones deemed achieved based on maximum level of performance) multiplied by (y) the Exchange Ratio;

(ii) each outstanding Company RSU that is vested immediately prior to the Effective Time (taking into account any acceleration of vesting as a result of the consummation of the transactions contemplated by the Merger Agreement), each Change in Control Settled RSU (whether or not vested) and each unvested Company RSU held by a non-employee director of the Company will be settled immediately before the Effective Time by way of the issuance of one share of Company Common Stock for each such Company RSU and such shares of Company Common Stock will be converted into the right to receive the Merger Consideration;

(iii) each outstanding option to purchase Company Common Stock (a “Company Option”) that is unvested as of immediately prior to the Effective Time (and does not vest as a result of the consummation of the transactions contemplated by the Merger Agreement) and each Company Option that is outstanding and vested as of immediately prior to the Effective Time (or vests as a result of the consummation of the transactions contemplated by the Merger Agreement) for which the exercise price per share is equal to or greater than the Cash Equivalent Consideration (as defined in the Merger Agreement) (a “Rolled Vested Option), shall be assumed by Bioceres (each, an “Assumed Option), with each such Assumed Option being subject to substantially the same terms and conditions, except that (A) the number of Bioceres ordinary shares subject to each Assumed Option shall be equal to the product of (x) the number of shares of Company Common Stock underlying such Company Option as of immediately prior to the Effective Time multiplied by (y) the Exchange Ratio, and (B) the per share exercise price of each Assumed Option shall be equal to the quotient determined by dividing (x) the exercise price per share at which such Company Option was exercisable immediately prior to the Effective Time by (y) the Exchange Ratio;

(iv) each Company Option, other than a Rolled Vested Option, that is outstanding and vested as of immediately prior to the Effective Time (or vests as a result of the consummation of the transactions contemplated by the Merger Agreement) shall by cancelled and converted into the right to receive the Merger Consideration in respect of each “net” share underlying such Company Option, which is the quotient obtained by dividing (A) the product of (x) the excess of the Cash Equivalent Consideration (as defined in the Merger Agreement) over the per share exercise price of such Company Option multiplied by (y) the number of shares subject to such Company Option by (B) the Cash Equivalent Consideration (as defined in the Merger Agreement); and

(v) with respect to the employee stock purchase plan (the “ESPP”), the Company shall make any pro rata adjustments necessary to reflect a shortened offer period under the ESPP and treat any shortened offer period as a fully effective and completed offer period for all purposes pursuant to the ESPP, cause the exercise, no later than one business day, prior to the date on which the Effective Time occurs, of each outstanding purchase right pursuant to the ESPP, and then terminate the ESPP.

The Merger Agreement contains representations and warranties of the Company and Bioceres relating to their respective businesses and public filings, in each case generally subject to a materiality qualifier. Additionally, the Merger Agreement provides for pre-closing covenants of the Company, including (i) covenants relating to conducting its business in the ordinary course consistent with past practice and refraining from taking certain types of actions without Bioceres’s consent, (ii) covenants relating to removing certain inventory from certain jurisdictions and (iii) certain restrictions on the Company’s ability to solicit alternative acquisition proposals from third parties, and/or to provide information to third parties and to engage in discussions with third parties, in each case, in connection with alternative acquisition proposals, subject to certain exceptions (the “No-Shop”).

The consummation of the Merger is subject to certain closing conditions, including (i) the approval of the Company’s stockholders (the “Company Stockholder Approval”), (ii) the expiration or termination of all waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and receipt of any other specified merger control consents or clearances, (ii) the effectiveness of the registration statement to be filed by Bioceres with the SEC pursuant to the Merger Agreement, (iii) the approval for listing on Nasdaq of Bioceres’s ordinary shares to be issued as Merger Consideration in connection with the Merger, subject to official notice of issuance, (iv) the absence of any judgment or law issued by any governmental entity enjoining or otherwise prohibiting the consummation of the Merger, and (vii) other customary conditions specified in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, each of the Company and Bioceres is required to use reasonable best efforts to consummate the Merger, including with respect to satisfaction of the relevant closing conditions.

Prior to obtaining the Company Stockholder Approval, the Board may, in certain limited circumstances, withdraw or modify its recommendation that the Company’s stockholders adopt the Merger Agreement or recommend or otherwise declare advisable any Superior Proposal (as defined in the Merger Agreement) (a “Company Recommendation Change”), subject to complying with notice and other specified conditions, including giving Bioceres the opportunity to propose revisions to the terms of the transaction contemplated by the Merger Agreement during a matching right period. Notwithstanding a Company Recommendation Change, unless Bioceres terminates the Merger Agreement, the Company is still required to convene the meeting of its stockholders.

The Merger Agreement also provides for certain termination rights of Bioceres and the Company, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by the date that is eight (8) months following the date of the Merger Agreement. Either party may also terminate the Merger Agreement if the Company Stockholder Approval has not been obtained at a duly convened meeting of the Company’s stockholders or a judgment enjoining or otherwise prohibiting consummation of the Merger becomes final and non-appealable.

In addition, Bioceres may terminate the Merger Agreement if the Board effects a Company Recommendation Change, fails to include its recommendation to vote in favor of the Merger in the proxy statement/prospectus to be filed with the SEC in connection with the transaction or willfully breaches the provisions of the No-Shop in any material respect prior to the Company Stockholder Approval having been obtained. If the Merger Agreement is terminated by Bioceres in connection with such actions, then the Company shall be obligated to pay Bioceres a fee equal to $9,700,000.

Prior to the Effective Time, Bioceres is required to take all necessary corporate action so that upon and after the Effective Time, (x) if the size of the board of directors of Bioceres is 8 or less members, then 2 members thereof shall have been designated by the Board and (y) if the size of the board of directors of Bioceres is more than 8 members, then 3 members thereof shall have been designated by the Board. In no event will the total number of directors that comprise the board of directors of Bioceres as of the Effective Time exceed 11 members.

Support Agreement

On March 16, 2022, concurrently with the execution of the Merger Agreement and as a condition to Bioceres’s entry into the Merger Agreement, Bioceres entered into a Transaction Support Agreement (the “Support Agreement”), with certain of the Company’s stockholders (the “Supporting Stockholders”) who, collectively and in the aggregate, hold voting power over approximately 48.9% of the outstanding Company Common Stock (the “Subject Shares”). Pursuant to the terms of the Support Agreement, the Supporting Stockholders have agreed to take certain actions to support the transactions contemplated by the Merger Agreement, including not transferring the Subject Shares during the term of the Support Agreement and voting the Subject Shares in favor of the Merger Agreement and transaction contemplated thereby and against any alternative acquisition proposals.

Notwithstanding the voting obligations in the Support Agreement, (x) if the Board effects a Company Recommendation Change that is not in response to a Superior Proposal, the Supporting Stockholders in the aggregate will only have an obligation under the Support Agreement to vote a number of Subject Securities representing 25% of the outstanding Company Common Stock and (y) if the Board effects a Company Recommendation Change in response to a Superior Proposal, then the Supporting Stockholders will have no obligations in respect of how to vote their respective Subject Securities.

The Support Agreement will terminate automatically as of the earliest of (i) the Effective Time, (ii) the termination of the Merger Agreement in accordance with its terms, (iii) with respect to any Supporting Stockholder, the mutual agreement of Bioceres and such Supporting Stockholder, and (iv) with respect to any Supporting Stockholder, such time as any modification or amendment to the Merger Agreement is effected without such Supporting Stockholder’s consent that materially and adversely affects such Supporting Stockholder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act, has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our Amended Annual Report on Form 10-K on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be filed as an amendment to our Form 10-K on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be filed as an amendment to our Form 10-K on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be filed as an amendment to our Form 10-K on Form 10-K/A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be filed as an amendment to our Form 10-K on Form 10-K/A.

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

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include summary information.

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

2.1	Agreement and Plan of Merger, dated as of March 16, 2022, by and among Bioceres Crop Solutions Corp., BCS Merger Sub, Inc., and Marrone Bio Innovations, Inc.	8-K	001-36030	2.1	March 16, 2022

3.1	Fourth Amended and Restated Certificate of Incorporation of Marrone Bio Innovations, Inc.	10-K	001-36030	3.1	March 25, 2014

3.2	Fifth Amended and Restated Bylaws of Marrone Bio Innovations, Inc.	8-K	001-36030	3.1	April 26, 2019

4.1	Form of Marrone Bio Innovations, Inc.’s common stock certificate.	S-1/A	333-189753	10.4	July 22, 2013

4.2	Form of Warrants issued by Marrone Bio Innovations, Inc. pursuant to the Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	4.4	April 5, 2018

4.3	Form of Warrants issued by Marrone Bio Innovations, Inc.	S-1	333-189753	10.33	July 1, 2013

4.4	Description of Registrant’s Securities

10.1	Office Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Seven Davis, LLC.	10-Q	001-36030	10.4	May 15, 2014

10.2#	Marrone Bio Innovations, Inc. Stock Option Plan and related documents.	S-1	333-189753	10.1	July 1, 2013

10.3#	Marrone Bio Innovations, Inc. 2011 Stock Plan and related documents.	S-1	333-189753	10.2	July 1, 2013

10.4#	Marrone Bio Innovations, Inc. 2013 Stock Incentive Plan and related documents.	S-1/A	333-189753	10.3	July 22, 2013

10.5#	Indemnification Agreement by and between Marrone Bio Innovations, Inc. and each of its directors and executive officers.	S-1/A	333-189753	10.4	July 22, 2013

10.6	License Agreement, dated November 13, 2007, between the U.S. Government, as represented by the U.S. Department of Agriculture, Agricultural Research Service, and Marrone Organic Innovations, Inc.	S-1	333-189753	10.25	July 1, 2013

10.7#	Business Loan Agreement, dated June 13, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing LLC and Marron Bio Innovations, Inc.	10-Q	001-36030	10.4	August 13, 2014

10.8(b)	First Amendment to Invoice Purchase Agreement, dated June 30, 2018, between Marrone Bio Innovations, Inc. and LSQ Funding Group, L.C.	10-Q	001-36030	10.3	August 14, 2018

10.8(c)	Amended Inventory Financing Addendum, dated as of January 6, 2020	8-K	001-36030	10.1	January 6, 2022

10.8(d)	Amendment No. 1, dated as of December 30, 2021, to Amended Inventory Financing Addendum	8-K	001-36030	10.2	January 6, 2022

10.9	Subordination Agreement, dated as of March 28, 2017 by and among Five Star Bank, Marrone Bio Innovations, Inc., and LSQ Funding Group L.C.	10-Q	001-36030	10.45	May 15, 2017

10.10	Intercreditor Agreement, dated as of March 22, 2017, between Ivy Investment Management Company, administrative agent for the Waddell Lenders (defined therein), Gordon Snyder, administrative agent for Snyder Lenders (defined therein) and LSQ Funding Group, L.C.	10-Q	001-36030	10.43	May 15, 2017

10.11(a)	Loan Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc., the Investors party thereto and Gordon Snyder, as agent, including form of promissory note and warrant.	S-1	333-189753	10.17	July 1, 2013

10.11(b)	Amendment and Consent, dated April 10, 2013, by and among Marrone Bio Innovations, Inc. and the administrative agent party thereto.	S-1	333-189753	10.23	July 1, 2013

10.11(c)	Omnibus Amendment to Loan Agreement, dated as of August 19, 2015, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.2	August 25, 2015

10.11(d)	Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.42	April 3, 2017

10.11(e)	Fourth Amendment to Loan Agreement, dated as of October 12, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.18(e)	April 5, 2018

10.11(f)	Fifth Amendment to Loan Agreement, dated as of October 23, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.18(f)	April 5, 2018

10.11(g)	Sixth Amendment to Loan Agreement, dated as of December 15, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.3	December 18, 2017

10.12	Security Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc. and the administrative and collateral agent.	S-1	333-189753	10.18	July 1, 2013

10.13(a)	Omnibus Amendment No. 1 to Notes, dated as of May 31, 2016, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	8-K	001-36030	10.01	June 2, 2016

10.13(b)	Omnibus Amendment No. 2, dated as of October 6, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	10-K	001-36030	10.20 (b)	April 5, 2018

10.14(c)	Omnibus Amendment No. 3, dated as of October 23, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	10-K	001-36030	10.20 (c)	April 5, 2018

10.15(d)	Omnibus Amendment No. 4 to Notes, dated December 15, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy VIP Science & Technology, Marrone Bio Innovations, Inc. and Ospraie Management LLC.	8-K	001-36030	10.2	December 18, 2017

10.16	Security Agreement, dated as of August 20, 2015, by and among Marrone Bio Innovations, Inc. and the counterparties thereto.	8-K	001-36030	10.1	August 25, 2015

10.22(a)	Promissory Note, dated October 12, 2017, by and between Marrone Bio Innovations, Inc. and Dwight W. Anderson.		001-36030	10.22(a)	April 5, 2018

10.17	Securities Purchase Agreement, dated December 15, 2017, by and among Marrone Bio Innovations, Inc. and the investors listed on the Schedule of Buyers attached therein.	8-K	001-36030	10.1	December 18, 2017

10.18#	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and Linda V Moore.	10-K	001-36030	10.37	April 3, 2017

10.19	First Amendment to Lease, dated April 25, 2019, by and between San Carlos Retail Venture, L.P., Verbenta URP Partners, LP, Fulcrum URP Investors, LP, Gray & Affrime Family LLC, and Flores-Lopez Anvary LLC.	10-Q	001-36030	10.2	August 8, 2019

10.20†	Share Purchase Agreement, dated August 7, 2019, by and among Marrone Bio Innovations, Inc., Pro Farm Technologies OY, the Shareholders and Matti Tiainen as Shareholders’ Representative.	8-K	001-36030	10.1	August 8, 2019

10.21	Registration Rights Agreement, dated August 6, 2019, by and between Marrone Bio Innovations, Inc. and the investors named therein.	8-K	001-36030	10.3	August 8, 2019

10.22†	Asset Purchase Agreement dated September 10, 2019, by and among Austin Grant, Inc., Marrone Bio Innovations, Inc., and Bill Grant and Lucie Grant	10-Q	001-36030	10.3	November 19, 2019

10.23#	Consulting Agreement, dated December 1, 2019, between Marrone Bio Innovations, Inc. and Dr. Pamela G. Marrone.	10-K	001-36030	10.33	March 16, 2020

10.24#	Marrone Bio Innovations, Inc. 2019 Employee Stock Purchase Plan	DEF 14A	001-36030	Appendix A	April 30, 2019

10.25	Registration Rights Agreement, dated April 29, 2020, by and among Marrone Bio Innovations, Inc., Ospraie Ag Science LLC, Ardsley Partners Renewable Energy Fund, L.P., National Securities Corporation, Ivan Saval, Ivy Science & Technology Fund, and Ivy VIP Science & Technology, and the Waddell Investors	8-K	001-36030	10.2	April 30, 2020

10.26#†	Offer letter, dated July 3, 2020, by and between Marrone Bio Innovations, Inc. and Kevin Helash	8-K	001-36030	10.1	July 6, 2020

10.27#	Change in Control Agreement, dated as of July 3, 2020, by and between Marrone Bio Innovations, Inc. and Kevin Helash	8-K	001-36030	10.2	July 6, 2020

14.1	Code of Business Conduct and Ethics	8-K	001-36030	14.1	August 8, 2017

21.1	List of Subsidiaries of Marrone Bio Innovations, Inc.	10-K	001-36030	2.1	March 16, 2020

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements					X

104	Cover Page Interactive Data File Pursuant to Item 601 of Regulation S-K					X

#	Indicates a management contract or compensatory plan or arrangement.
†	Confidential portions of this document have been redacted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davis, State of California, on March 30, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Kevin Helash	Chief Executive Officer	March 30, 2022
Kevin Helash	(Principal Executive Officer)

/s/ LaDon Jonson	Interim Chief Financial Officer	March 30, 2022
LaDon Jonson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert A. Woods	Chair of the Board	March 30, 2022
Robert A. Woods

/s/ Pamela G. Marrone	Director	March 30, 2022
Pamela G. Marrone

/s/ Yogesh Mago	Director	March 30, 2022
Yogesh Mago

/s/ Zachary S. Wochok	Director	March 30, 2022
Zachary S. Wochok

/s/ Keith McGovern	Director	March 30, 2022
Keith McGovern

/s/ Stuart Woolf	Director	March 30, 2022
Stuart Woolf

/s/ Lara L. Lee	Director	March 30, 2022
Lara L. Lee

