Form 10-K/A
period 2021-12-31
MARRONE BIO INNOVATIONS INC
filed 2022-04-29
CIK 1441693

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 25, 2022
Common Stock, $0.00001 par value	182,274,641

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
688	Marcum, LLP	San Francisco, CA

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Marrone Bio Innovations, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission, or SEC, on March 30, 2022 (the “Original Filing”). This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III to include the information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our executive officers, directors and key employees as of April 15, 2022:

NAME	AGE	POSITION
Board of Directors:
Kevin Helash	57	Chief Executive Officer
Lara L. Lee (1)(2)	58	Director
Yogesh Mago (2)(3)	40	Director
Pamela G. Marrone, Ph.D. (3)	65	Director
Keith McGovern (1)(3)	56	Chair of the Nominating and Corporate Governance Committee
Zachary S. Wochok, Ph.D. (1)(2)	79	Chair of the Audit Committee
Robert A. Woods (1)(2)	78	Chairman of the Board
Stuart Woolf (1)(3)	62	Chair of the Compensation Committee
Other Executive Officers:
LaDon Johnson	60	Interim Chief Financial Officer
Timothy Johnson, Ph.D.	65	Vice President of Field Development and Technical Services
Linda V. Moore	75	Chief Legal Officer
Keith J. Pitts	58	Senior Vice President, Regulatory and Government Affairs and Chief Sustainability Officer
Matti Tiainen	33	Senior Vice President, International Sales
Amit Vasavada, Ph.D.	67	Senior Vice President, Research and Development and Chief Technology Officer

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Board of Directors

Kevin Helash joined us as Chief Executive Officer and director in August 2020. Prior to joining the Company, he served as the CEO of Agrinos, a biological crop input provider with U.S. offices in Davis, California, from November 2017 to July 2020. From 1991 to 2017, Mr. Helash was employed at Agrium (now Nutrien Ltd.), one of the world’s largest manufacturers and distributors of agricultural products. As an officer of the company, he held various executive positions, including Vice President of global sales, marketing, logistics and supply chain and last serving as Vice President, Agrium Retail Canada. Mr. Helash holds a Bachelor of Science degree in agriculture from the University of Manitoba. We believe Mr. Helash’s qualifications to sit on our board of directors include his perspective working in several roles – including chief executive officer – within the agricultural industry during the course of his decades-long career.

Lara L. Lee joined our board of directors in November 2020. She brings over 30 years of experience diversifying businesses, commercializing innovation and improving operations across industries around the world. She currently serves on the boards of The Sill, a direct-to-consumer retailer of house plants, WD-40 Company, a publicly traded seller of household and multi-use products, and Bizstarts, a non-profit promoting entrepreneurship to address urban poverty. From 2013 to 2018, Lara was an officer and SVP at Lowe’s Companies, Inc., where she served as President of the Orchard Supply Hardware subsidiary, served on the company ventures board, and established the customer experience function. Prior experience includes Chief Innovation and Operating Officer at Continuum, a global consultancy, and business unit leadership, strategy, and international business development roles at Harley-Davidson. Ms. Lee obtained a B.A. in Chinese Language from Brown University, a Master’s in International Studies from the University of Pennsylvania, and an MBA from The Wharton School. She is NACD Directorship Certified and an advisor to the Black Corporate Board Readiness program at Santa Clara University. We believe Ms. Lee’s qualifications to sit on our board of directors include her experience with regulated businesses, complex international distribution channels, product portfolio management and commercialization, corporate strategy and finance, stakeholder engagement, and her service on the board of directors of another publicly traded company, including on its audit and compensation committees.

Yogesh Mago has served on our board of directors since February 2018. Mr. Mago has over 15 years of experience in investing across a variety of industries globally, including agriculture, travel, consumer, transportation, industrials and real estate. He has been a senior advisor for Ospraie Management LLC, an affiliate of one of our stockholders, since October 2016, where he previously served as a senior investment analyst from July 2005 to August 2008. He also served as a senior investment analyst at hedge fund Merchants’ Gate Capital LP from September 2008 to August 2010. Mr. Mago currently serves as Chairman of the Board of 5Metis, Inc., which innovates new modes of action for sustainable food production by combining boron-based small molecule discovery and synthetic biology. He is the Founder and President of Operation Water Inc., a nonprofit organization that aims to deliver sustainable access to clean water in impoverished countries through the development of scalable infrastructure projects. In addition, Mr. Mago is on the Advisory Board of Girl Rising, the nonprofit organization behind the worldwide social action campaign for girls’ education and empowerment. He has a Bachelor’s degree in Finance and International Business from New York University. We believe Mr. Mago’s qualifications to sit on our board of directors include his extensive experience in financial, strategic and other corporate transactions and his perspective working with companies in the agriculture industry.

Pamela G. Marrone, Ph.D. is our founder and served as our Chief Executive Officer from our inception in 2006 until her retirement in August 2020, and served as our President from inception through January 2015 and from September 2015 to August 2017. Following her retirement, Dr. Marrone continues to serve as a consultant to the Company, as well as Ospraie Management LLC, an affiliate of one of our stockholders, and advises several women-led food, agriculture and life sciences companies. Dr. Marrone has also served as a member of our board of directors since our inception in 2006. Prior to founding the Company, in 1995 Dr. Marrone founded AgraQuest, Inc. (acquired by Bayer), where she served as chief executive officer until May 2004 and as President or Chairman from such time until March 2006, and where she led teams that discovered and commercialized several bio-based pest management products. She served as founding president and business unit head for Entotech, Inc., a biopesticide subsidiary of Denmark-based Novo Nordisk A/S (acquired by Abbott Laboratories), from 1990 to 1995, and held various positions at the Monsanto Company from 1983 until 1990, where she led the Insect Biology Group, which was involved in pioneering projects in transgenic crops, natural products and microbial pesticides. Dr. Marrone is an author of over a dozen invited publications, an inventor on more than 400 patents and is in demand as a speaker and has served on the boards and advisory councils of numerous professional and academic organizations, including the Cornell University Board of Trustees. In March 2022, she became the first woman to receive American Chemical Society’s Kathryn C. Hach Award for Entrepreneurial Success. In March 2020, she received the Sacramento Business Journal’s “Most Admired CEO, Distinguished Career Award”. In February 2019, she was awarded the Lifetime Achievement Award for contributions in biopesticides by BioAg World. In January 2019, she was awarded the “Sustie” award by the Ecological Farming Association for her decades-long leadership in sustainable agriculture. In 2013, Dr. Marrone was named the Sacramento region’s “Executive of the Year” by the Sacramento Business Journal and “Cleantech Innovator of the Year” by the Sacramento Area Regional Technology Alliance and Best Manager with Strategic Vision by Agrow in 2014. Dr. Marrone earned a B.S. in Entomology from Cornell University and a Ph.D. in Entomology from North Carolina State University. We believe Dr. Marrone’s qualifications to sit on our board of directors include the fact that, as our founder, Dr. Marrone is uniquely familiar with the business, structure, culture and history of our company and that she also brings to the board of directors considerable expertise based on her management and technical and commercialization experience in the biopesticide industry.

Keith McGovern has over 30 years of experience in the agriculture industry, specializing in leading commercial potato farming and potato processing operations. He is President of R.D. Offutt Farms, a division of R.D. Offutt Company, one of the largest farming and food processing concerns in the United States. Mr. McGovern joined R.D. Offutt Company in August 1988. Mr. McGovern serves on the Management Committee of Lamb-Weston/RDO Frozen, a joint venture frozen potato product processing plant. He also serves on the Board of Alliance for Potato Research and Education, on the Management Committee for Columbia River Technologies, a whey processor in partnership with Tillamook and Fonterra, and the Board of The Potato Leadership, Education, and Advancement Foundation (Potato LEAF), a 501(c)3 organization launched in January 2020 to provide tools, training and support necessary to develop growers and industry members as leaders. Mr. McGovern is a graduate of Embry Riddle Aeronautical University with a degree in Aeronautical Science, and is still an active pilot. We believe Mr. McGovern’s qualifications to sit on our board of directors include his considerable experience in the agricultural development industry and his work with major organizations that are leaders in food sustainability and growth.

Zachary S. Wochok, Ph.D. has served on our board of directors since May 2016. He served as president and founder of The Wochok Group, LLC, a management consulting firm, since October 2011. For over 25 years, Dr. Wochok has held executive positions in the agribusiness, biotechnology and food industries, including service as Chairman of PGP International, Inc., a food ingredients company, from April 2011 to October 2011 and as its chief executive officer from February 1996 to March 2011, as the Chairman and Chief Executive Officer of NURTURE, Inc., as president and chief operating officer of Calgene, Inc., which was then publicly traded, and as the chief executive officer of Plant Genetics, Inc., during which time the company completed an initial public offering and later merged with Calgene, Inc., creating the largest plant biotechnology company in the United States at the time. Dr. Wochok has served as a director and President of Grazix Animal Health, Inc. from July 2015 to August 2019; as Director of Live Leaf, Inc. from April 2017 to August 2019; on the board of Nucelis, Inc., a fermentation based specialty chemical company, from March 2012 to December 2014; as advisor to the board of directors of Cibus Global, Ltd. from January 2015 to July 2017; as agricultural technology business advisor to Alexandria Real Estate Equities, Inc. from January 2015 to February 2017; and on the Advisory Board of AgTech Accelerator from May 2016 to May 2017. He has also served as business development manager in the new ventures department at Monsanto and a lead scientist for Weyerhaeuser Company. Dr. Wochok began his career as a professor of biology at the University of Alabama, following an NIH funded post-doctoral position at Yale University. Dr. Wochok received a B.S. in Biology from LaSalle University, an M.S. in Biology from Villanova University and a Ph.D. in Cell Biology and Plant Physiology from the University of Connecticut. We believe Dr. Wochok’s qualifications to sit on our board of directors include his education in biology and plant physiology and extensive experience serving public and private companies in the agriculture and biotechnology industries as an advisor, senior executive or director.

Robert A. Woods has served on our board of directors and as Chairman of the board of directors since February 2018. He has more than fifty years of experience in agribusiness and agriculture products. Mr. Woods formerly served as the Chairman and Chief Executive Officer of Targeted Growth Inc., a biotechnology firm focused on improving yield in agronomic crops. Prior to that, he served as Chief Executive Officer of Athena Biotechnologies, Inc., Chairman of Syngenta Corporation US, Group President for Zeneca Ag Products and CEO of Garst Seed Company. In April 2019, Mr. Woods joined the board of Ag Plenus, an Israeli company in agricultural technology discovery. From 2004 to 2018, Mr. Woods held various positions, including director and advisor to the board, at Gowan Company LLC, an agricultural chemicals and seed company. From 2007 to 2016, Mr. Woods was a consultant and board member with Vertellus Specialties Inc. Since February 2018, Mr. Woods has served as a consultant with Ospraie Management LLC, an affiliate of one of our stockholders. Mr. Woods has a Bachelors’ degree in Agriculture and Horticulture from the University of Manitoba in Winnipeg, Manitoba. We believe Mr. Woods’s qualifications to sit on our board of directors include his extensive experience in agribusiness and agriculture products, and his experiences serving on the board of other companies in the biotechnology industry.

Stuart Woolf has served as President and CEO of Woolf Farming & Processing since 2002. He also serves as the Managing Partner for Harris Woolf California Almonds, a processor and handler of raw almonds, and Los Gatos Tomato Products, which manufactures bulk tomato paste for industrial users. Mr. Woolf has served as Chairman of the California League of Food Processors, the Almond Board of California, and of the University of California President’s Commission of Agriculture and Natural Resources. Mr. Woolf currently serves on the board of Western Growers Association. Mr. Woolf received a bachelor’s degree in Liberal Arts from the University of California at Berkeley and an MBA at Boston College. We believe Mr. Woolf’s qualifications to sit on our board include his considerable experience in the agriculture industry and his roles serving on the boards of organizations that promote food sustainability and development.

Executive Officers

LaDon Johnson was appointed as Interim Chief Financial Officer in February 2022. Mr. Johnson currently serves as a director at CFO Systems, where he has worked since August 2017. Previously, Mr. Johnson worked for over a decade from 2006 through 2017 as a business and financial advisor and consultant to companies in the biotechnology, crop sciences, food and agriculture industries, including service as President and Chief Financial Officer of Icicle Seafoods, Inc. from July 2014 through August 2016 and service as Managing Director of Cibus Europe BV and Chief Financial Officer of Cibus Global, Ltd. from December 2008 to June 2014. Mr. Johnson has a B.S. in Accounting from Iowa State University’s Ivy College of Business.

Linda V. Moore was appointed as General Counsel, Secretary and Chief Compliance Officer effective March 2014,was promoted to Executive Vice President in November 2017 and became our Chief Legal Officer in October 2021. Ms. Moore co-founded The Moore Group, where she served as principal from 2005 to 2007, during which time she also served as chief operating officer and general counsel of Mobius Photonics, as well as from 2009 to 2014. From 2007 to 2009, Ms. Moore served as executive vice president, general counsel, chief compliance officer and secretary of Merix Corporation. Ms. Moore currently serves as a director of Empower Yolo, a non-profit organization, and has served as an Executive Mentor to Astia (formerly Women’s Technology Cluster) and as a member of the Advisory Board for Remedy Interactive and Opportunity Works. She has also taught at the University of Detroit Mercy and Santa Clara University as an adjunct professor. Ms. Moore earned a J.D. at Michigan State University School of Law.

Timothy Johnson, Ph.D. was appointed as Vice President of Field Development and Technical Services in August 2015. Dr. Johnson previously served as our Global Product Development Director, Product Development Manager and Eastern U.S. Product Development Manager from June 2011 to August 2015, May 2009 to June 2011 and November 2008 to May 2009, respectively. From June 2002 to November 2008, Dr. Johnson served as manager of commercial development for Plato Industries, Ltd. Dr. Johnson earned a B.S. in Entomology and Pest Management from Iowa State University, an M.S. in Entomology from Iowa State University and a Ph.D. in Entomology from Purdue University.

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

Matti Tiainen was appointed as Senior Vice President of International Sales effective February 1, 2021. Mr. Tiainen joined us in 2019 with the acquisition of Pro Farm Technologies, which he co-founded and where he has served as chief executive officer since July 2014. In addition, Mr. Tiainen has served as a director of Matfred Holdings, Ltd. and Leo Kodit Oy, since 2014 and 2020, respectively.

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

Board of Directors and Leadership Structure

Our board of directors currently consists of eight members. In accordance with our Certificate of Incorporation and Bylaws, our board of directors has been divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting of stockholders following election. Our current directors have been divided among the three classes as follows:

●	The Class I directors are Pamela G. Marrone, Ph.D., Robert A. Woods and Yogesh Mago, and their terms will expire at the annual general meeting of stockholders to be held in 2023.

●	The Class II directors are Keith McGovern and Stuart Woolf, and their terms will expire at the annual general meeting of stockholders to be held in 2024.

●	The Class III directors are Kevin Helash, Lara L. Lee and Zachary S. Wochok, Ph.D., and their terms will expire at the annual general meeting of stockholders to be held in 2022.

The board of directors currently separates the role of Chairman and Chief Executive Officer, with Mr. Helash serving as Chief Executive Officer and Mr. Woods serving as Chairman. The board of directors believes that separating these two roles promotes balance between the independent authority of the board of directors to oversee our business and the Chief Executive Officer and our management team, which manages the business on a day-to-day basis. The current separation of the Chairman and Chief Executive Officer roles allows the Chief Executive Officer to focus his time and energies on operating and managing the Company and leverages the experience and perspectives of the Chairman.

We believe the board of directors maintains effective independent oversight through a number of governance practices, including our strong committee system, open and direct communication with management, input on meeting agendas and regular executive sessions.

In addition, the board of directors has established the following procedures for selecting the presiding director during the executive sessions of the board of directors. The presiding director will be (i) the Chairman of the board of directors, or (ii) another director appointed by the independent directors. Following his appointment in fiscal year 2018, our Chairman, Robert A. Woods, presided at executive sessions of our board of directors.

Each director brings significant expertise to the role of director. Below is a summary of the qualifications of each of our directors.

Our Nominating and Corporate Governance Committee regularly reviews the composition of our board of directors in light of qualifications summarized above to plan for evolution among our board membership and to identify the skills and experience that will align with strategic needs. We are focused on identifying director candidates that not only meet those needs, but also bring new viewpoints to the board of directors by enhancing its diversity of personal backgrounds both generally and as provided in Nasdaq’s board diversity rules. Two of our eight directors identify as female, and one of our directors is from an underrepresented community. The following table sets forth certain diversity statistics as self-reported by the current members of our board of directors.

Board Diversity Matrix (As of April 15, 2022)
Total Number of Directors	9
	Female	Male
Part I: Gender Identity
Directors	2	6
Part II: Demographic Background
Asian	-	1
White	2	5

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

The board of directors has determined that each of Lara L. Lee, Yogesh Mago, Keith McGovern, Stuart Woolf, Zachary S. Wochok and Robert A. Woods is an independent director within the meaning of Nasdaq Listing Rule 5605(a)(2), that each of Ms. Lee, Mr. Mago, Dr. Wochok and Mr. Woods further meet the criteria for independence for Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act and Nasdaq Listing Rule 5605(c)(2), and that each of Ms. Lee, Mr. McGovern, Dr. Wochok, Mr. Woods and Mr. Woolf further meet the criteria for independence for Compensation Committee members set forth in set forth in Rule 10C-1(b)(1) under the Exchange Act.

As a current employee, Mr. Helash is not considered independent under applicable Nasdaq Listing Rules, and as a recent former employee, Dr. Marrone is also not considered independent. In making its independence determination regarding Mr. Woods and Mr. Mago, the board of directors considered, among other things, that Mr. Woods and Mr. Mago (as well as Dr. Marrone) are each consultants to Ospraie Management LLC (“Ospraie Management”), an affiliate of Ospraie Ag Science LLC (“Ospraie”), a significant stockholder and warrant holder (for more information, see “Transactions with Related Persons – Certain Related-Person Transactions”). We also considered that pursuant to their consulting agreements with Ospraie Management, Mr. Woods and Mr. Mago (as well as Dr. Marrone) are each paid monthly consulting fees by Ospraie, and Mr. Woods and Mr. Mago have also each been granted an indirect interest in the equity securities of our Company held by Ospraie and its affiliates. Mr. Woods and Mr. Mago (as well as Dr. Marrone) do not actively engage in the management of Ospraie or Ospraie Management and do not have voting control or investment power over the securities owned by Ospraie.

Committees of the Board of Directors

In fiscal year 2021, our board of directors had three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of our committees are below.

Audit Committee

Our Audit Committee members are Ms. Lee, Mr. Mago, Dr. Wochok and Mr. Woods, each of whom is a non-employee member of our board of directors. Dr. Wochok is our Audit Committee chair. Our board of directors has determined that Dr. Wochok is an Audit Committee financial expert, as defined under the applicable SEC rules, and that each of Ms. Lee, Mr. Mago, Dr. Wochok and Mr. Woods is independent within the meaning of Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b)(1) under the Exchange Act and further satisfy the additional independence requirements for service on the Audit Committee under Nasdaq Listing Rule 5605(c)(2).

Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee evaluates the independent registered public accounting firm’s qualifications, independence and performance; determines the engagement of the independent registered public accounting firm; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements; approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law; reviews our critical accounting policies and estimates; and annually reviews the Audit Committee charter. The Audit Committee operates under a written charter adopted by the board of directors that satisfies the applicable standards of Nasdaq.

Compensation Committee

Our Compensation Committee members are Ms. Lee, Mr. McGovern, Dr. Wochok, Mr. Woods and Mr. Woolf, each of whom is a non-employee member of our board of directors. Mr. Woolf is our Compensation Committee chair. Our board of directors has determined that each of Ms. Lee, Mr. McGovern, Dr. Wochok, Mr. Woods and Mr. Woolf is independent within the meaning of Nasdaq Listing Rule 5605(a)(2) and the criteria for independence set forth in Rule 10C-1(b)(1) under the Exchange Act. The board of directors also determined that each of Ms. Lee, Mr. McGovern, Dr. Wochok and Mr. Woolf is a non-employee director under Rule 16b-3 of the Exchange Act, but that Mr. Woods may be deemed to be an employee director under that rule as a result of his consulting relationship with Ospraie Management.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee members are Mr. Mago, Dr. Marrone, Mr. McGovern and Mr. Woolf, each of whom is a non-employee member of our board of directors. Mr. McGovern is our Nominating and Corporate Governance Committee chair. Our board of directors has determined that each of Mr. Mago, Mr. McGovern and Mr. Woolf is independent within the meaning of Nasdaq Listing Rule 5605(a)(2). Although Dr. Marrone is not an independent director within the meaning of Nasdaq Listing Rule 5605(a)(2) because of her recent employment by the Company and continued service as a consultant, our board of directors has determined, in accordance with the Nominating and Corporate Governance Committee charter, that it continues to be in the best interests of the Company and its stockholders for Dr. Marrone to serve on the Nominating and Corporate Governance Committee given her industry connections, experience with corporate governance matters and demonstrated devotion to the long term interests of the Company and its stockholders, as well as the desire to promote diversity and inclusion on the board of directors.

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

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and any persons who own more than 10% of our shares, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Except as set forth herein, based solely on its review of the copies of such forms furnished to the Company and written representations from the directors and executive officers, the Company believes that all Section 16(a) filing requirements were met in a timely manner in fiscal 2021. Timely Forms 4 were inadvertently not filed with respect to Timothy Johnson and James B. Boyd, which were filed in February 2021.

Corporate Governance Guidelines

Our board of directors has adopted written Corporate Governance Guidelines to assure that the board of directors will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the board of directors intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluations and succession planning, and board committees and compensation. The Nominating and Corporate Governance Committee assists the board of directors in implementing and adhering to the Corporate Governance Guidelines. Our Corporate Governance Guidelines are available on the investor relations section of our website at investors.marronebio.com under the heading “Corporate Governance.” The corporate governance guidelines are reviewed at least annually by our Nominating and Corporate Governance Committee, and changes are recommended to our board of directors as warranted.

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

Corporate Governance Materials

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters for each committee of the board of directors and other corporate governance documents, are posted on the investor relations section of our website at investors.marronebio.com under the heading “Corporate Governance.” In addition, stockholders may obtain a print copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics as well as the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee by writing to our Corporate Secretary at 7780-420 Brier Creek Parkway, Raleigh, NC 27617.

Changes in Governance and Nominating Committee Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Nominating and Corporate Governance Committee as potential nominees for director since such procedures were last described in our annual proxy statement, filed with the SEC on April 26, 2021.

ITEM 11. EXECUTIVE COMPENSATION

We refer to our Chief Executive Officer and our two other most highly compensated executive officers discussed below as our “named executive officers.” Our named executive officers for fiscal year 2021 were as follows:

●	Kevin Helash, Chief Executive Officer

●	Suping (Sue) Liu Cheung, Ph.D., C.P.A., Former Chief Financial Officer(1)

●	Linda V. Moore, Chief Legal Officer

●	James B. Boyd, Former President and Chief Financial Officer(1)

(1) Mr. Boyd retired as President and Chief Financial Officer effective February 17, 2021, Ms. Cheung resigned as Chief Financial Officer effective March 9, 2022.

Summary Compensation Table

The following table presents information regarding compensation earned by or awards to our named executive officers during fiscal years 2021, 2020 and 2019.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUS ($)	OPTION & RSU AWARDS ($)(1)		NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(2)		ALL OTHER COMPENSATION ($)(3)	TOTAL ($)

Kevin Helash	2021	404,072		—	—		—		12,570	416,642
Chief Executive Officer	2020	155,481		—	899,540	(4)	41,112	(5)	4,353	1,100,485

Suping (Sue) Liu Cheung, Ph.D., C.P.A. Former Chief Financial Officer	2021	240,096		—	566,760	(6)	50,000	(7)	9,013	865,869

Linda V. Moore, Chief Legal Officer	2021	306,656		—	—		—		10,081	316,737

James B. Boyd	2021	45,112		—	520,000	(8)	—		39,574	604,686
Former President and	2020	332,339	(9)	—	66,000	(10)	74,580	(5)	35,495	508,413
Chief Financial Officer	2019	317,942		—	284,669	(11)	62,700	(12)	39,097	704,408

(1)	This column reflects the aggregate grant date fair value of option awards and restricted stock units granted to our named executive officers estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718). Valuation assumptions for 2021 are described in Note 10 of the Notes to Consolidated Financial Statements included in Part II—Item 8—”Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(2)	This column includes cash amounts paid under our non-equity incentive award program, except as indicated.

(3)	This column includes our 401(k) retirement savings plan matching, payment of life insurance premiums, long-term disability, housing allowances, gym reimbursements, accrued vacation paid out at termination and other insurance-related reimbursements unless separately noted.

(4)	The amount for Mr. Helash includes three option awards of 250,000, 250,000 and 2,000,000 with an exercise price of $1.16, none of which have been exercised.

(5)	On March 30, 2021, our board of directors approved awards under our non-equity incentive plan for service in fiscal year 2020. The total awards granted to each of Mr. Helash and Mr. Boyd had an aggregate value of $41,112 and $74,580, respectively. In order to conserve resources, on April 2, 2020, the board of directors determined in its discretion to pay the bonus awards for Mr. Helash in the form of RSUs, with the number of RSUs awarded in lieu of cash determined at a rate of $1.95 per share, the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on April 1, 2021, the last trading day before the date of grant, such that Mr. Helash received 21,084. The RSUs vested and settled on May 20, 2021.

(6)	The amount for Ms. Cheung includes an option award of 400,000 with an exercise price of $2.60, which has not been exercised.

(7)	In connection with her appointment as the Company’s CFO, Ms.Cheung received a $50,000 signing bonus.

(8)	The amount for Mr. Boyd reflects a grant of 200,000 RSUs with an aggregate grant date fair value of $520,000 issued as consideration under the consulting agreement.

(9)	Includes RSUs awarded by our board of directors in lieu of salary on May 1, 2020 upon the recommendation of Company management. The RSUs replaced 10% of the named executive officers’ annual base salaries pro-rated for the second, third and fourth quarters of 2020, the remaining 90% of which continued to be paid in cash, as follows:

Named Executive Officer	2020 Annual Base Salary	Cash Salary Foregone	Number of RSUs Awarded
James B. Boyd	$330,000	$24,750	34,859

Our executives agreed to the receipt of RSUs in lieu of cash salary in order to conserve our resources in light of the effects of the COVID-19 pandemic. The number of RSUs awarded paid in lieu of cash was calculated at a rate of $0.71 per share, the closing price of our common stock on the Nasdaq Capital Market on May 1, 2020, the date of grant. The RSUs vested in three equal installments on June 30, September 30, and December 31, 2020, with settlement and delivery of vested shares upon termination of service with the Company.

(10)	The amount for Mr. Boyd reflects an award of 68,041 RSUs with an aggregate grant date fair value of $66,000 issued as a discretionary bonus in connection with our completion of a warrant exchange transaction (see “Transactions with Related Persons—Warrant Exchange Agreement” for more information).

(11)	The amount for Mr. Boyd reflects an option award of 300,000 shares with an exercise price of $1.44, which has not been exercised.

(12)	On May 1, 2020, our board of directors approved awards under our non-equity incentive plan for service in fiscal year 2019. The total awards granted to Mr. Boyd had an aggregate value of $62,700. In order to resources, the board of directors determined in its discretion to pay the bonus awards to Mr. Boyd in the form of RSUs, with the number of RSUs awarded in lieu of cash determined at a rate of $0.71 per share, the closing price of the Company’s common stock as listed on the Nasdaq Capital Market on May 1, 2020, the date of grant, such that Mr. Boyd received 88,309 RSUs. The RSUs were fully vested, and originally issued with settlement and delivery of vested shares upon termination of service with the Company.

Outstanding Equity Awards at the End of Fiscal Year 2021

The following table provides information regarding unexercised stock options and restricted stock units held by each of our named executive officers as of the end of fiscal year 2021.

		OPTION AWARDS						STOCK AWARDS
NAME	GRANT DATE	SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)		SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISEABLE (#)		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT YET VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT YET VESTED ($)

Kevin Helash	8/4/2020	159,378	(1)	2,290,622		1.16	8/4/2030	—	—

Suping (Sue) Liu Cheung, Ph.D., C.P.A	2/18/2021	—	(2)	400,000		2.60	2/18/2031	—	—

Linda
V.	3/17/2014	100,000	(3)	—		14.61	3/17/2024	—	—
Moore	3/1/2016	100,000	(4)	—		1.23	3/1/2026	—	—
	5/30/2018	134,406	(5)	15,594		1.65	5/30/2028	—	—
	7/16/2019	181,279	(6)	118,721		1.44	7/16/2029	—	—

James B.	2/26/2014	190,000	(7)	—		14.03	2/26/2024	—	—
Boyd	3/1/2016	150,000	(8)	—		1.23	3/1/2026	—	—
	11/16/2016	200,000	(9)	—		2.34	11/16/2026	—	—
	5/30/2018	150,000	(10)	—	(12)	1.65	5/30/2028	—	—
	7/16/2019	300,000	(11)	—	(12)	1.44	7/16/2029	—	—
	2/18/2021	—		—		—	—	33,333	24,000

(1)	Of the aggregate options, a first tranche of 225,000 option vest with respect to one-quarter of the total shares subject to the option on the first anniversary of the vesting commencement date of August 3, 2021, and with respect to 1/48th of the total shares subject to the options monthly thereafter for 36 months, such that all the shares were fully vested upon the fourth anniversary of the options’ vesting commencement date; a second tranche of 225,000 options vests over a period of four years as measured from the vesting commencement date, on a pro-rata basis equally each month, subject to acceleration on the date on which we file our Annual Report on Form 10-K for the fiscal year ending December 31, 2020 if, within such report, we report the achievement of certain revenue, margin and expense performance targets for our 2020 fiscal year; and a final tranche of 2,000,000 options is subject to performance-based vesting, but only if the performance criteria regarding the attainment of a certain closing price for our stock, as quoted on the Nasdaq Capital Market for 30 consecutive trading days are satisfied by that date which is 30 days following the reporting of financial results for the Company’s second quarter of its fiscal year ending December 31, 2022. The performance targets for the Company’s fiscal year 2020 were not met, such that the second tranche of 225,000 options with the applicable performance milestone will not be accelerated and will continue to vest monthly over a period of four years. Additionally, as of March 31, 2021, the performance criteria for the third tranche 2,000,000 options have not been satisfied.

(2)	The option vests with respect to one-quarter of the total shares subject to the option on February 18, 2022, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(3)	The option vests with respect to one-quarter of the total shares subject to the option on March 17, 2015, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(4)	The option vests with respect to one-third of the total shares subject to the option on March 1, 2017, and with respect to 1/36th of the total shares subject to the option monthly thereafter for 24 months, such that all the shares will be fully vested upon the third anniversary of the option’s vesting commencement date.

(5)	The option vests with respect to one-quarter of the total shares subject to the option on May 3, 2019, and with respect to 1/48th of the total shares subject to the option monthly on the third day of each month thereafter for 36 months, such that all the shares will be fully vested on May 3, 2022.

(6)	The option vests with respect to 1/48th of the total shares starting on the 16th day of the month following the date of grant for a period of 48 months.

(7)	The option vests with respect to one-quarter of the total shares subject to the option on February 26, 2015, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(8)	The option vests with respect to one-third of the total shares subject to the option on March 1, 2017, and with respect to 1/36th of the total shares subject to the option monthly thereafter for 24 months, such that all the shares will be fully vested upon the third anniversary of the option’s vesting commencement date.

(9)	The option vests with respect to one-quarter of the total shares subject to the option on November 16, 2017, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(10)	The option vests with respect to one-quarter of the total shares subject to the option on May 30, 2019, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(11)	The option vests with respect to one-quarter of the total shares subject to the option on July 16, 2020, and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all the shares will be fully vested upon the fourth anniversary of the option’s vesting commencement date.

(12)	In accordance with the terms of his separation agreement with the Company, any options held by Mr. Boyd that remained unvested as of February 17, 2021 became fully vested.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year have served, as a member of the board of directors or Compensation Committee of any other entity that has one or more executive officers serving on our board of directors.

Employment Agreements

We have entered into an employment offer letter with each of Mr. Helash, Dr. Cheung, and Ms. Moore as described below. We have also entered into employee proprietary information and inventions assignment agreements with each of these officers, under which each of them has agreed not to disclose our confidential information or induce us to use proprietary information or trade secrets of others at any time.

Kevin Helash.

Effective as of July 3, 2020, we entered into an offer letter with Kevin Helash, our Chief Executive Officer (“CEO”). Under the offer letter, Mr. Helash is entitled to receive an annual base salary of $385,000, which has since been increased to $455,000 by our board of directors, and a target annual award opportunity under our discretionary bonus plan of up to 45% of his annual base salary (payable on a pro rata basis for fiscal year 2020), unless adjusted by the board of directors for any year.

Pursuant to the offer letter, Mr. Helash was granted an option to purchase 2,450,000 shares of the Company’s common stock (the “Helash Option”), pursuant to the Company’s 2013 Stock Incentive Plan. The Helash Option is structured as follows:

●	Time-Based Tranche. 225,000 shares of the Helash Option (the “Time-Based Tranche”) are subject to time-based vesting over a period of four years as measured from Mr. Helash’s first date of employment (the “Helash Vesting Commencement Date”). Twenty-five percent of the Time-Based Tranche will vest on the first anniversary of the Helash Vesting Commencement Date, and the remaining 75 percent of the shares under the Time-Based Tranche will vest over the next following 3 years on a pro-rata basis equally each month.

●	Enhanced Time-Based Tranche. 225,000 shares of the Helash Option (the “Enhanced Time-Based Tranche”) are subject to time-based vesting over a period of four years as measured from the Vesting Commencement Date, on a pro-rata basis equally each month, subject to acceleration on the date on which we file our Annual Report on Form 10-K for the fiscal year ending December 31, 2020 if, within such report, we report the achievement of certain revenue, margin and expense performance targets for its 2020 fiscal year, each of which are within 10% of our internal targets for the year with respect to the various target elements.

●	Performance Tranche. 2,000,000 shares of the Helash Option (the “Performance Tranche”) are also subject to performance-based vesting, but only if the performance criteria are satisfied by a specific performance deadline. Vesting of the Performance Tranche is contingent on the attainment of a certain closing price for our stock, as quoted on Nasdaq, for 30 consecutive trading days, by that date which is 30 days following the reporting of financial results for the Company’s second quarter of its fiscal year ending December 31, 2022 (the “Performance Deadline”). If the performance criteria are satisfied on or before the Performance Deadline, the Performance Tranche will vest on the date that the performance criteria are satisfied. If Mr. Helash terminates employment prior to the date on which the performance criteria are satisfied or the performance criteria are not satisfied on or before the Performance Deadline, then all of the shares under the Performance Tranche will permanently and irrevocably forfeit at the earlier of the Performance Deadline or his termination date.

The offer letter provides that either party may terminate the employment arrangement for any reason or no reason, but four weeks’ notice is requested if the agreement is terminated by Mr. Helash. In addition, the offer letter provides that if we actively or constructively terminate Mr. Helash’s employment without cause (whether or not in connection with a change of control), Mr. Helash will be eligible to receive:

●	an amount equal to twelve months of his then-current annual base salary payable in the form of salary continuation; and

●	medical and dental coverage, plus disability and life insurance premiums, for a period of twelve months following his termination.

Suping (Sue) Liu Cheung, Ph.D., C.P.A.

Effective as of January 25, 2021, we entered into an offer letter with our former Chief Financial Officer, Suping (Sue) Liu Cheung, Ph.D., C.P.A. Under the offer letter, Dr. Cheung was entitled to receive an annual base salary of $275,000 and a target annual award opportunity under our discretionary bonus plan of up to 40% of her annual base salary, unless adjusted by the board of directors for any year. In accordance with the offer letter, Dr. Cheung was granted an option to purchase 400,000 shares of our common stock (the “Cheung Option”), pursuant to the Company’s 2013 Stock Incentive Plan. The Cheung Option was subject to time-based vesting over a period of four years as measured from Dr. Cheung’s first date of employment (the “Cheung Vesting Commencement Date”). 25% of the Cheung Option vested on the first anniversary of the Cheung Vesting Commencement Date, and the remaining 75% of the shares would have vested over the next following 3 years on a pro-rata basis equally each month if Dr. Cheung were to have continued providing services to the Company.

The offer letter provided that either party may terminate the employment arrangement for any reason or no reason, but four weeks’ notice was requested if the agreement were terminated by Dr. Cheung. In addition, the offer letter provided that if we actively or constructively terminated Dr. Cheung’s employment without cause (whether or not in connection with a change of control), Dr. Cheung would have been eligible to receive:

●	an amount equal to six months’ severance; and

●	medical and dental coverage.

Linda V. Moore

Effective as of March 17, 2014, we entered into an offer letter with Linda V. Moore, our Chief Legal Officer, as supplemented by additional letter agreements on February 9, 2015 and again on November 6, 2017. Under the letter agreements, Ms. Moore is entitled to an annual base salary of $260,000, which has since been increased to $320,000, and is eligible for our benefit programs, vacation benefits, medical benefits and 401(k) plan participation. In addition, in satisfaction of obligations to Ms. Moore in the original offer letter with respect to option awards, our board of directors granted Ms. Moore an option to purchase 100,000 shares of our common stock on March 17, 2014, which vested with respect to one-quarter of the total shares subject to the option on the first anniversary of the option’s vesting commencement date of March 17, 2014 and with respect to 1/48th of the total shares subject to the option monthly thereafter for 36 months, such that all shares subject to the option were fully vested on the fourth anniversary of such option’s vesting commencement date. In addition, in satisfaction of obligations to Ms. Moore in the most recent letter agreement, Ms. Moore was granted 150,000 RSUs with respect to our common stock on November 6, 2017, which vested in equal monthly increments over a period of three years from the grant date. In addition, Ms. Moore will continue to be eligible for our bonus plan, under which Ms. Moore’s bonus can be up to 35% of her salary.

The original offer letter also provided for relocation expenses of $10,000 and one month temporary housing. The letter agreement provides that either party may terminate the employment arrangement for any reason or no reason, but four weeks’ notice is requested if Ms. Moore terminates her employment. In addition, the agreements provides that if we actively or constructively terminate Ms. Moore’s employment without cause (whether or not in connection with a change of control), Ms. Moore will be eligible to receive:

●	an amount equal to six months of her then-current annual base salary payable in the form of salary continuation; and

●	medical and dental coverage, plus disability and life insurance premiums, for a period of six months following her termination.

Her letter agreements also provide for certain payments in the event of a termination in connection with a change in control, but such provisions were superseded by the change in control agreement discussed below.

Separation and Consulting Agreements

James B. Boyd.

On September 21, 2020, Mr. Boyd announced his intention to retire from his position as our Chief Financial Officer and President, and in connection with his retirement, entered into a separation agreement (the “Boyd Separation Agreement”). The Boyd Separation Agreement provides that Mr. Boyd’s retirement is effective immediately prior to the date on which a new Chief Financial Officer commences service, subject to the parties right to extend the termination date for a transition period and subject to the right to terminate Mr. Boyd’s employment earlier in the discretion of our CEO or for “cause” or due to Mr. Boyd’s “disability,” as those terms are defined in Mr. Boyd’s change in control agreement. In accordance with the Boyd Separation Agreement, Mr. Boyd’s retirement became effective February 17, 2021, the day before Dr. Cheung commenced as our Chief Financial Officer.

Mr. Boyd also entered into a consulting agreement with us on September 21, 2020 (the “Boyd Consulting Agreement”). Pursuant to the Boyd Consulting Agreement, Mr. Boyd agreed to serve as a consultant to the Company for a period of one year following the date of his retirement, unless terminated earlier as discussed below or extended by mutual agreement, to help us create and develop an entity dedicated to the eradication of invasive species with the terms of such services and related deliverables detailed in the Boyd Consulting Agreement. As consideration for his service as a consultant, Mr. Boyd received a one-time award of 200,000 RSUs, which will vest in equal installments over twelve months, subject to his continuous service as a consultant through the applicable vesting dates, under our 2013 Plan. Under the terms of the Boyd Consulting Agreement, we may terminate Mr. Boyd’s service as a consultant by giving five (5) days prior written notice, in which case any unvested RSUs granted under the Boyd Consulting Agreement will vest immediately. We may also terminate the Boyd Consulting Agreement upon Mr. Boyd’s breach or default or for certain other grounds, in which case Mr. Boyd’s unvested RSUs will be forfeited.

Change in Control Agreements

Kevin Helash.

Effective as of July 3, 2020, we entered into a change in control agreement with Mr. Helash (the “Helash CIC Agreement”), which provides Mr. Helash with the right to receive certain benefits if, in connection with a Change in Control (as defined in the Helash CIC Agreement), Mr. Helash terminates his employment with the Company for good reason or the Company terminates his employment without cause. The Helash CIC Agreement provides that in such an event: (i) Mr. Helash will receive a single lump sum severance payment equal to twelve months of his annual salary; (ii) if Mr. Helash has been employed by the Company for one year or longer at the time of such termination, all outstanding and unvested equity compensation awards held by Mr. Helash will vest, but if Mr. Helash has been employed by the Company for less than one year at the time of such termination, (a) 100 percent of the Time-Based Tranche and the Enhanced Time-Based Tranche (as defined in Mr. Helash’s offer letter, described above) will become vested as of the date of termination and (b) the Performance Tranche (as defined in Mr. Helash’s offer letter, described above) will vest and will be permanently and irrevocably forfeited; (iii) Mr. Helash will receive a lump sum bonus payment in an amount equal to 20% of his then-current base salary, prorated based on the percentage of the current year completed prior to termination; and (iv) the Company will pay for health continuation coverage premiums for the executive and his family members for twelve months following the date of termination.

The benefits provided for in the Helash CIC Agreement is subject to Mr. Helash’s delivery of a release of claims reasonably acceptable to the Company. Under the Helash CIC Agreement, Mr. Helash is also subject to non-solicitation and non-disparagement obligations during employment with the Company and for one year following termination.

Suping (Sue) Liu Cheung, Ph.D., C.P.A.

On January 26, 2021, we also entered into a change in control agreement with Dr. Cheung (the “Cheung CIC Agreement”), which provided Dr. Cheung with the right to receive certain benefits if, in connection with a Change in Control (as defined in the Cheung CIC Agreement), Dr. Cheung terminated her employment with us for good reason or we terminated her employment without cause. The Cheung CIC Agreement provided that in such an event: (i) Dr. Cheung would receive a single lump sum severance payment equal to twelve months of her annual salary; (ii) all outstanding and unvested equity compensation awards held by Dr. Cheung would vest; (iii) Dr. Cheung would receive a lump sum bonus payment in an amount equal to 20% of her then-current base salary, prorated based on the percentage of the current year completed prior to termination; and (iv) we would pay for health continuation coverage premiums for the executive and her family members for twelve months following the date of termination.

The benefits provided for in the Cheung CIC Agreement were subject to Dr. Cheung’s delivery of a release of claims reasonably acceptable to us. Under the Cheung CIC Agreement, Dr. Cheung was also subject to non-solicitation and non-disparagement obligations during employment with us and for one year following termination.

Linda V. Moore

On June 17, 2016, we also entered into a change in control agreement with Ms. Moore (the “Moore CIC Agreement”), which provides Ms. Moore with the right to receive certain benefits if, in connection with a Change in Control (as defined in the Moore CIC Agreement), Ms. Moore terminates her employment with us for good reason or we terminate her employment without cause. The Moore CIC Agreement provides that in such an event: (i) Ms. Moore will receive a single lump sum severance payment equal to twelve months of her annual salary; (ii) all outstanding and unvested equity compensation awards held by Ms. Moore will vest; (iii) Ms. Moore will receive a lump sum bonus payment in an amount equal to 16.7% of her then-current base salary, prorated based on the percentage of the current year completed prior to termination; and (iv) we will pay for health continuation coverage premiums for the executive and her family members for twelve months following the date of termination.

The benefits provided for in the Moore CIC Agreement are subject to Ms. Moore’s delivery of a release of claims reasonably acceptable to us. Under the Moore CIC Agreement, Ms. Moore is also subject to non-solicitation and non-disparagement obligations during employment with us and for one year following termination.

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

Certain Adjustments: In the event of certain changes in our capitalization, our board of directors will make adjustments to one or more of (i) the number of shares that are covered by outstanding options; (ii) the exercise price of outstanding options, and (iii) the numerical share limits contained in our 2006 Plan. In the event of our complete liquidation or dissolution, recipients must be notified at least ten (10) days prior to the proposed transaction and may exercise all vested and unvested options until ten (10) days prior to such transaction; all outstanding options will terminate immediately prior to the consummation of such transaction.

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

2013 Stock Incentive Plan

In August 2013, our board of directors adopted the 2013 Stock Incentive Plan (which we refer to, as amended, as our 2013 Plan). The 2013 Plan serves as the successor to our 2011 Plan. Our 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalent rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

Shares: Upon the ratification of its amendment by our shareholders in May 2018, the 2013 Plan authorized a total of 14,452,472 shares of our common stock for issuance. In addition, the number of shares authorized for issuance pursuant to the 2013 Plan will be increased by any additional shares that would otherwise return to the 2011 Plan after the date of adoption of the 2013 Plan as a result of the forfeiture, termination or expiration of awards previously granted under the 2011 Plan. Further, our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder equal to the least of (i) 3.5% of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (ii) a lesser number of shares determined by the administrator. Based on and subject to the foregoing, as of January 1, 2022, including such annual increase, 23,035,601 shares of our common stock, plus any additional shares which are subject to options granted under our 2011 Plan but are forfeited or otherwise terminate or expire subsequent to January 1, 2021, were authorized for issuance pursuant to the 2013 Plan. In addition, as of January 1, 2022, under the 2013 Plan, 16,657,738 shares of common stock were issuable upon the exercise of outstanding options and settlement of RSUs granted and 6,377,863 additional shares of common stock were reserved for issuance pursuant to future grants, subject to certain limits on the number of shares subject to awards that may be made to any individual in any fiscal year.

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

Plan Amendments and Termination: Our 2013 Plan will automatically terminate ten (10) years following the date it became effective (in 2023) unless we terminate it sooner. In addition, our board of directors has the authority to amend, suspend or terminate the 2013 Plan provided such action does not impair the rights under any outstanding award unless mutually agreed to in writing by the recipient and us. Our board of directors, with approval of our shareholders, subsequently amended the 2013 Plan in May 2018, and in August 2020 exercised its authority to amend the 2013 Plan by resolution without shareholder approval to provide that certain limitations on the size of individual awards would not apply to grants made to Mr. Helash with respect to his hire as the Company’s new Chief Executive Officer.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors, and approved by stockholders at the 2019 annual meeting of stockholders. The purpose of the ESPP is to allow us to provide eligible employees of the Company and its participating parents and subsidiaries with the opportunity to purchase common stock of the Company at a discount from the then current market price through accumulated payroll deductions. The ESPP, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code.

Under the ESPP, eligible employees may authorize payroll deductions of up to 15% of eligible compensation for the purchase of our common stock on specified purchase dates established by the plan administrator. Initially, we intend to have six-month offering periods, commencing January 1 and July 1 of each year, with the first offering period beginning July 1, 2019. The purchase price for shares in an offering period may be equal to either (1) 85% of the fair market value of a share of our common stock on the date of purchase or (2) 85% of the fair market value of a share of our common stock on the first day of the offering period or the purchase date, whichever is lower. Unless determined otherwise by the plan administrator, the purchase price will be equal to 85% of the fair market value of a share of our common stock on the first day of the offering period or the purchase date, whichever is lower.

Administration: The ESPP may be administered by the board of directors or a committee of the board of directors designated from time to time by resolution of the board of directors, which we refer to herein as the “plan administrator.” The plan administrator has full authority to adopt such rules and procedures as it may deem necessary for the proper plan administration and to interpret the provisions of the ESPP, including the authority to determine whether the purchase price for any purchase period will be equal to the lower of: (1) 85% of the fair market value of a share of our common stock on the date of purchase or (2) 85% of the fair market value of a share of our common stock on the first day of the offering period or the purchase date. To the extent permitted by applicable law, the Compensation Committee may delegate its authority under the ESPP.

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

Valuation: The fair market value of the common stock on a given date is the closing sales price of the common stock on one or more established stock exchanges or national market systems, including without limitation The Nasdaq Global Select Market, The Nasdaq Global Market or The Nasdaq Capital Market of The Nasdaq Stock Market LLC as of such date. As of April 15, 2022, the fair market value of a share of the Company’s common stock based on the most recent closing sales price of the common stock as reported on Nasdaq was $0.9802.

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

401(k) Plan

We maintain a 401(k) retirement savings plan. Each participant who is a U.S. employee may contribute to the 401(k) plan, through payroll deductions, up to a statutorily prescribed annual limit imposed by the Internal Revenue Service (which limit was $19,500 in 2021). All amounts contributed by employee participants and earnings on these contributions are fully vested at all times and are not taxable to participants until withdrawn. Employee participants may elect to invest their contributions in various established funds. We may make contributions to the accounts of plan participants.

Director Compensation

Director Compensation for Fiscal Year 2021

Our non-employee directors who served as such during the fiscal year ended December 31, 2021 received the following compensation for their service on our board of directors.

NAME	STOCK AWARDS ($)(1)(2)	ALL OTHER COMPENSATION ($)		TOTAL ($)
Lara L. Lee	81,816	—		81,816
Yogesh Mago	79,804	—		79,804
Pamela G. Marrone, Ph.D.	—	254,583	(3)	254,583
Keith McGovern	81,818	—		81,818
Zachary S. Wochok, Ph.D.	93,228	—		93,228
Robert A. Woods	112,023	—		112,023
Stuart Woolf	83,830	—		83,830

(1)	The grant date fair value for these awards was estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718). Valuation assumptions are described in Note 10 of the Notes to Consolidated Financial Statements included in Part II—Item 8—”Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(2)	This column sets forth the aggregate number of restricted stock units (“RSUs”) held by each non-employee director as of December 31, 2021 (with none of the non-employee directors holding options as of such date):

(3)	Dr. Marrone is not compensated for service as a director, but did receive compensation under her consulting agreement.

NAME	AGGREGATE NUMBER OF RESTRICTED STOCK UNITS
Lara L. Lee	121,562
Yogesh Mago	276,270
Keith McGovern	227,393
Zachary S. Wochok, Ph.D.	378,581
Robert A. Woods	397,527
Stuart Woolf	229,479

Dr. Marrone and the Company entered into a consulting services agreement on December 1, 2019 (the “Marrone Consulting Agreement”). Pursuant to the Marrone Consulting Agreement, Dr. Marrone is serving as our consultant for a period of three years following the date of her retirement, or until August 2, 2023, to advocate for the Company and its mission as our founder, and to provide transition services and other support, with the terms of such services and related deliverables to be mutually agreed between Dr. Marrone and our new CEO, Mr. Helash. As consideration for her service as a consultant, Dr. Marrone is entitled to receive a consulting fee of $19,583.33 per month (“Monthly Consulting Fee”), and has also received a one-time award of 1,250,000 RSUs (“Consulting RSUs”) under our 2013 Plan. The Consulting RSUs will vest in equal installments on each of the first three anniversaries of Dr. Marrone’s retirement date, subject to her continuous service as a consultant through the applicable vesting dates. Under the terms of the Marrone Consulting Agreement, we may terminate Dr. Marrone’s service as a consultant in connection with a change in control, and Dr. Marrone may terminate the Marrone Consulting Agreement due to our breach or default, in which case Dr. Marrone will be entitled to full acceleration of the Consulting RSUs and receive a lump sum payment equal to the sum of the then remaining Monthly Consulting Fees payable under the Marrone Consulting Agreement. We may also terminate the Marrone Consulting Agreement due to Dr. Marrone’s breach or default or for certain other grounds, in which case we shall not be obligated to make further payments under the Marrone Consulting Agreement and Dr. Marrone’s compensatory equity awards will cease to vest or terminate, as applicable.

Discussion of Director Compensation

Our non-employee director compensation policy is as follows:

●	Initial Equity Grants. Each non-employee director who joins the board of directors will receive RSUs valued at $50,000, based on the average of the closing price of our common stock as quoted on Nasdaq for the ten trading days prior to and including such director’s date of appointment, with one-third of the RSUs vesting on the first anniversary of the director’s service, and with respect to 1/36th of the total shares vesting monthly thereafter for 24 months, such that all the shares will be fully vested upon the third anniversary of the director’s service.

●	Annual Meeting Grant. Each non-employee director continuing to serve as of our annual stockholders’ meeting will receive RSUs valued at $25,000, based on the average of the closing price of our common stock as quoted on Nasdaq for the ten trading days prior to and including the date of the annual meeting, with all such RSUs vesting after one year.

●	Quarterly Retainers. Each non-employee director will also receive a retainer for service on the board of directors, in addition to retainers for service as chair of our board of directors, or as a member or chair of committees of our board of directors, as set forth in the table below. These retainers will be paid in the form of fully vested RSUs made on a quarterly basis, prorated based on service during the applicable quarter, with such RSUs awarded on the last date of each fiscal quarter.

Annual retainer RSUs for service as a member or chair of (with chair RSUs inclusive of RSUs for service as a member), paid on a quarterly basis:

	Member	Chair

Board of Directors	28,250	50,750
Audit Committee	8,500	17,000
Compensation Committee	5,750	11,500
Nominating and Corporate Governance Committee	4,250	8,500

In 2022, the board of directors determined to postpone the standard timing of our annual stockholders’ meeting during the second fiscal quarter due to the announcement of the Company’s entry into a definitive merger agreement with Bioceres Crop Solutions Corp. After consideration of the circumstances of the postponement of our annual stockholders’ meeting, on April 6, 2022, the board of directors determined to award each of our non-employee directors a grant of 25,000 RSUs valued at $25,000 based on the closing price of our common stock as quoted on Nasdaq on April 6, 2022. These RSU grants will fully vest on April 6, 2023, with pro rata vesting based on days elapsed from grant in event of a change in control event prior to that date.

In addition to its standard policies, our board of directors from time to time may consider additional payments to our directors in respect of extraordinary service by such director. During the year ended December 31, 2021, no discretionary performance awards were granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2022, for:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors and director nominees; and

●	all current executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options held by the respective person or group that may be exercised within 60 days after April 15, 2022. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after April 15, 2022 are included for that person or group but not the stock options of any other person or group.

Applicable percentage ownership is based on 182,294,641 shares of common stock outstanding as of April 15, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to such person’s options and warrants exercisable within 60 days of April 15, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed in the table is c/o Marrone Bio Innovations, Inc., 1540 Drew Avenue, Davis, CA 95618.

NAME AND ADDRESS OF	SHARES BENEFICIALLY OWNED
BENEFICIAL OWNER	SHARES (#)	SHARES (%)

5% Stockholders:
Entities affiliated with Ospraie Ag Science LLC(1) 437 Madison Avenue, 28th Floor New York, NY 10022	70,836,258	38.9

Entities affiliated with Ardsley Advisory Partners(2) 262 Harbor Drive Stamford, CT 06902	18,335,767	10.1

Directors and Named Executive Officers:
Kevin Helash(3)	355,065	*
Lara L. Lee(4)	112,057	*
Pamela G. Marrone, Ph.D.(5)	3,809,702	2.1
Yogesh Mago(6)	286,520	*
Keith McGovern(7)	238,018	*
Zachary S. Wochok, Ph.D.(8)	397,131	*
Robert A. Woods(9)	427,277	*
Stuart Woolf(10)	240,479	*
James B. Boyd(11)	1,739,032	*
Suping (Sue) Liu Cheung(12)	105,153	*
Linda V. Moore(13)	943,460	*
All current directors and executive officers as a group (14 persons) (14)	13,688,260	6.6

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	As reported in the Schedule 13D/A filed on December 17, 2021, Mr. Dwight Anderson is the Managing Member of Ospraie Ag Science LLC and, in such capacity, may be deemed to have voting and dispositive power over the securities held for the account of Ospraie Ag Science LLC. Ospraie Ag Science LLC disclaims any beneficial ownership in such securities. The address for each of Ospraie Ag Science LLC and Mr. Dwight Anderson is c/o Ospraie Management LLC, 437 Madison Avenue, 28th Floor, New York, New York 10022.

(2)	As reported in the Schedule 13G filed on February 8, 2022, the securities reported on herein are beneficially owned by one or more open-end investment companies or other managed accounts which are owned, advised or sub-advised by Ardsley Advisory Partners LP, Ardsley Advisory Partners GP LLC, Ardsley Partners I GP LLC, Phillip J. Hempleman, and Ardsley Partners Renewable Energy Fund, L.P. The address for these entities is 262 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

(3)	Includes 252,619 share of common issuable upon the exercise of options exercisable within 60 days and 19,868 shares subject to restricted stock units settleable within 60 days held by Mr. Helash. Does not include 2,614,654 shares of common stock issuable to Mr. Helash upon the exercise of options not exercisable within 60 days. Does not include 158,963 shares of common stock issuable to Mr. Helash upon the settlement of restricted stock units not exercisable within 60 days.

(4)	Includes 112,057 shares subject to restricted stock units settleable within 60 days. Does not include 45,130 shares of common stock issuable to Ms. Lee upon the settlement of restricted stock units not exercisable within 60 days.

(5)	Includes 1,387,618 shares of common stock issuable upon the exercise of options, 195,007 shares subject to restricted stock units settleable within 60 days, 6,442 shares of common stock held by Florence H. Marrone TOD Pamela G. Marrone and 53,134 shares of common stock held by Dr. Marrone and Michael Rogers. Does not include 833,334 shares of common stock issuable to Dr. Marrone upon the settlement of restricted stock units not exercisable within 60 days.

(6)	Includes 286,520 shares subject to restricted stock units settleable within 60 days. Does not include 25,000 shares of common stock issuable to Mr. Mago upon the settlement of restricted stock units not exercisable within 60 days.

(7)	Includes 238,018 shares subject to restricted stock units settleable within 60 days. Does not include 25,000 shares of common stock issuable to Mr. McGovern upon the settlement of restricted stock units not exercisable within 60 days.

(8)	Includes 391,331 shares subject to restricted stock units settleable within 60 days and 5,000 shares of common stock held by The Zachary S Wochok & Barbara N Wochok Trust. Does not include 25,000 shares of common stock issuable to Mr. Wochok upon the settlement of restricted stock units not exercisable within 60 days.

(9)	Includes 413,777 shares subject to restricted stock units settleable within 60 days and 13,500 shares of common stock held by Mr. Woods and Lynn Woods. Does not include 25,000 shares of common stock issuable to Mr. Woods upon the settlement of restricted stock units not exercisable within 60 days.

(10)	Includes 240,479 shares subject to restricted stock units settleable within 60 days. Does not include 25,000 shares of common stock issuable to Mr. Woolf upon the settlement of restricted stock units not exercisable within 60 days.

(11)	Includes 990,000 shares of common stock issuable upon the exercise of options.

(12)	Includes 105,153 shares of common stock issuable upon the exercise of options.

(13)	Includes 591,324 shares of common stock issuable upon the exercise of options exercisable within 60 days, 328,489 shares of common stock subject to restricted stock units settleable within 60 days. Does not include 317,767 shares of common stock issuable to Ms. Moore upon the exercise of options not exercisable within 60 days. Does not include 98,703 shares of common stock issuable to Ms. Moore upon the settlement of restricted stock units not exercisable within 60 days.

(14)	Includes 362,561 shares subject to restricted stock units settleable within 60 days and 1,554,080 shares of common stock issuable upon the exercise of options exercisable within 60 days. Does not include 752,654 shares of common stock issuable upon the settlement of outstanding options not exercisable, or upon settlement of 226,156 restricted stock units not settlable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions Policy and Procedures

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

Certain Related-Person Transactions

We describe below the transactions and series of similar transactions, since December 31, 2020, to which we were a participant or will be a participant, in which:

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

Warrant Amendment and Plan of Reorganization Agreement

On August 6, 2019, we entered into a warrant amendment and plan of reorganization Agreement with Ospraie Ag Sciences, LLC and Ardsley Advisory Partners LP, each of which are 5% shareholders, which we refer to as the Warrant Facility. Under the Warrant Facility, for certain holders of warrants issued in connection with the February 2018 Financing Transactions (the “February 2018 Warrants”), their warrant expiration date was extend from December 2020 to December 2021, and these warrant holders agreed, at any time the Company’s stock trades above $1.00, upon request by the Company, to exercise up to 36,600,000 of their respective February 2018 Warrants, in consideration for the delivery of (x) the shares subject to the February 2018 Warrants so exercised and (y) the delivery of new warrants (“August 2019 Warrants”) to purchase such additional number of shares of common stock equal to the amount of shares so exercised and delivered under February 2018 Warrants. For the 3 days prior to the filing of this Annual Report, our stock has closed below $1.00 per share.

In connection with the Warrant Facility, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission, which is now effective, covering the resale of the shares of common stock issuable upon exercise of the August 2019 Warrants and to maintain the effectiveness of the registration statement until the date upon which the shares of common stock issuable upon exercise of the August 2019 Warrants cease to be Registrable Securities (as that term is defined in the Registration Rights Agreement).

As of April 15, 2022, a total of 22,000,000 shares under February 2018 Warrants were exercised pursuant to the Warrant Facility and following the Company’s call in February 2020, resulting in the Company issuing 22,000,000 common shares and August 2019 Warrants to purchase 22,000,000 shares. All remaining warrants under the Warrant Facility were exchanged for new warrants as described below.

Warrant Exchange Agreement

On April 29, 2020, we entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with existing warrant holders (“Investors”), including with Ospraie Ag Sciences, LLC and Ardsley Advisory Partners LP, each of which are 5% shareholders. Pursuant to the Warrant Exchange Agreement, the Investors exchanged certain previously issued and outstanding warrants (the “Prior Warrants”), including all remaining outstanding warrants under the Warrant Facility, to purchase an aggregate of up to 45,977,809 shares of the Company’s common stock for new warrants (the “Exchange Warrants”) to purchase an aggregate of up to 29,881,855 shares of common stock (the “Warrant Shares”). All of the Exchange Warrants were issued to the Investors upon execution of the Warrant Exchange Agreement on April 29, 2020, and have an exercise price of $0.75 per share, subject to weighted-average anti-dilution provisions.

In connection with the Warrant Exchange Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission no later than March 31, 2021 covering the resale of the Warrant Shares and to maintain the effectiveness of the registration statement until the date upon which the Warrant Shares held by the Investors cease to be Registrable Securities (as that term is defined in the Registration Rights Agreement).

On June 12, 2020, we entered into an Amendment to the Exchange Warrants (“Amendment”) with the Lead Investor, on behalf of the Investors. Pursuant to the Amendment, we agreed to not issue any shares of common stock, or engage in any other transaction, that would cause the Exercise Price (as defined in the Warrant) to be below $0.715 per share (as such price may be adjusted for stock splits, stock dividends, recapitalization, and similar events) (the “Minimum Exercise Price”).

As of April 15, 2022, an aggregate of 29,881,162 shares of our common stock have been issued to the Investors upon exercise of the Exchange Warrants and 693 shares expired and were cancelled.

Woods, Mago and Marrone Consulting Agreements with Ospraie

Each of our directors Robert A. Woods, Yogesh Mago and Pamela G. Marrone has a consulting agreement with Ospraie Management, an affiliate of Ospraie, one of our 5% stockholders. For their services as consultants to Ospraie Management, each of Mr. Woods, Mr. Mago and Dr. Marrone has and will continue to receive a monthly fee for the term of their respective consulting agreements. In addition, Mr. Woods and Mr. Mago each have been granted an indirect interest in our equity securities held by Ospraie and its affiliates, and therefore have an indirect interest in the transactions described above in “—Warrant Amendment and Plan of Reorganization Agreement” and “—Warrant Exchange Agreement.”

Executive Compensation and Employment Arrangements

Please see Item 11-”Executive Compensation” above for information on compensation arrangements with our executive officers and agreements with, and offer letters to, our executive officers containing compensation and termination provisions, among others.

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

Director Independence

For a discussion of the independence of our directors, please see Item 10-”Directors, Executive Officers and Corporate Governance—Director Independence” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the estimated fees of Marcum LLP for the years ended December 31, 2021 and December 31, 2020.

FEE CATEGORY	FISCAL 2021	FISCAL 2020
Audit fees(1)	$729,000	1,084,000
Audit-related fees(2)	$35,000	—
Tax fees(3)	$—	—
All other fees	$—	—
Total fees	$764,000	1,084,000

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

The Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm, and has approved all of the foregoing audit and non-audit services in accordance with the Audit Committee charter.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the Exhibit Index of the Original Filing and the additional exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference, in this report.

EXHIBIT INDEX

Number	Description

31.3*	Rule 13a-14(a) Section 302 Certification of Chief Executive Officer.

31.4*	Rule 13a-14(a) Section 302 Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on April 29, 2022.

MARRONE BIO INNOVATIONS, INC.

/s/ Kevin Helash
Kevin Helash
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Kevin Helash	Chief Executive Officer	April 29, 2022
Kevin Helash	(Principal Executive Officer)

/s/ LaDon Johnson	Interim Chief Financial Officer	April 29, 2022
LaDon Johnson	(Principal Financial Officer and Principal Accounting Officer)

*	Chair of the Board	April 29, 2022
Robert A. Woods

*	Director	April 29, 2022
Pamela G. Marrone

*	Director	April 29, 2022
Yogesh Mago

*	Director	April 29, 2022
Zachary S. Wochok

*	Director	April 29, 2022
Keith McGovern

*	Director	April 29, 2022
Stuart Woolf

*	Director	April 29, 2022
Lara L. Lee

* By:	/s/ Kevin Helash
Kevin Helash
Attorney-in-Fact

