Form 10-K/A
period 2021-12-31
MARRONE BIO INNOVATIONS INC
filed 2022-05-09
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Marrone Bio Innovations, Inc. (the “Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. The Company filed the Amendment No. 1 to the Original Form 10-K solely for the purpose of providing the Part III information (the “First Amendment”). The Company is now filing this Amendment No. 2 to the Original Form 10-K (the “Second Amendment”) solely to correct errors in (i) the report titled “Report of Independent Registered Public Accounting Firm” contained in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of the Form 10-K (the “Audit Report”) and (ii) Exhibit 23.1 “Independent Registered Public Accounting Firm’s Consent” (the “Consent”). The original Audit Report and original Consent had omitted the conformed signature of the independent registered public accounting firm.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Item 8 of the Form 10-K in this Second Amendment. However, there have been no changes made to the text of such item other than the changes stated in the immediately preceding paragraph. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2 and 32.1 to this Second Amendment.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update, or restate the information in the remainder of the Original Filing or reflect any events that have occurred after the date of the Original Filing. Accordingly, this Second Amendment should be read in conjunction with the Original Filing.

2

3

PART II

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

The exhibits listed in the Exhibit Index of the Original Filing, the exhibits listed in the First Amendment, and the additional exhibits listed in the Exhibit Index of this Second Amendment are filed with, or incorporated by reference, in this report.

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED HEREWITH

2.1	Agreement and Plan of Merger, dated as of March 16, 2022, by and among Bioceres Crop Solutions Corp., BCS Merger Sub, Inc., and Marrone Bio Innovations, Inc.	8-K	001-36030	2.1	March 16, 2022

3.1	Fourth Amended and Restated Certificate of Incorporation of Marrone Bio Innovations, Inc.	10-K	001-36030	3.1	March 25, 2014

3.2	Fifth Amended and Restated Bylaws of Marrone Bio Innovations, Inc.	8-K	001-36030	3.1	April 26, 2019

4.1	Form of Marrone Bio Innovations, Inc.’s common stock certificate.	S-1/A	333-189753	10.4	July 22, 2013

4.2	Form of Warrants issued by Marrone Bio Innovations, Inc. pursuant to the Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	4.4	April 5, 2018

4.3	Form of Warrants issued by Marrone Bio Innovations, Inc.	S-1	333-189753	10.33	July 1, 2013

4.4	Description of Registrant’s Securities	10-K	001-36030	4.4	March 30, 2022

10.1	Office Lease, dated April 30, 2014, by and between Marrone Bio Innovations, Inc. and Seven Davis, LLC.	10-Q	001-36030	10.4	May 15, 2014

10.2#	Marrone Bio Innovations, Inc. Stock Option Plan and related documents.	S-1	333-189753	10.1	July 1, 2013

10.3#	Marrone Bio Innovations, Inc. 2011 Stock Plan and related documents.	S-1	333-189753	10.2	July 1, 2013

10.4#	Marrone Bio Innovations, Inc. 2013 Stock Incentive Plan and related documents.	S-1/A	333-189753	10.3	July 22, 2013

10.5#	Indemnification Agreement by and between Marrone Bio Innovations, Inc. and each of its directors and executive officers.	S-1/A	333-189753	10.4	July 22, 2013

10.6	License Agreement, dated November 13, 2007, between the U.S. Government, as represented by the U.S. Department of Agriculture, Agricultural Research Service, and Marrone Organic Innovations, Inc.	S-1	333-189753	10.25	July 1, 2013

10.7#	Business Loan Agreement, dated June 13, 2014, by and between Five Star Bank and jointly and severally Marrone Michigan Manufacturing LLC and Marron Bio Innovations, Inc.	10-Q	001-36030	10.4	August 13, 2014

10.8(b)	First Amendment to Invoice Purchase Agreement, dated June 30, 2018, between Marrone Bio Innovations, Inc. and LSQ Funding Group, L.C.	10-Q	001-36030	10.3	August 14, 2018

10.8(c)	Amended Inventory Financing Addendum, dated as of January 6, 2020	8-K	001-36030	10.1	January 6, 2022

10.8(d)	Amendment No. 1, dated as of December 30, 2021, to Amended Inventory Financing Addendum	8-K	001-36030	10.2	January 6, 2022

10.9	Subordination Agreement, dated as of March 28, 2017 by and among Five Star Bank, Marrone Bio Innovations, Inc., and LSQ Funding Group L.C.	10-Q	001-36030	10.45	May 15, 2017

10.10	Intercreditor Agreement, dated as of March 22, 2017, between Ivy Investment Management Company, administrative agent for the Waddell Lenders (defined therein), Gordon Snyder, administrative agent for Snyder Lenders (defined therein) and LSQ Funding Group, L.C.	10-Q	001-36030	10.43	May 15, 2017

10.11(a)	Loan Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc., the Investors party thereto and Gordon Snyder, as agent, including form of promissory note and warrant.	S-1	333-189753	10.17	July 1, 2013

10.11(b)	Amendment and Consent, dated April 10, 2013, by and among Marrone Bio Innovations, Inc. and the administrative agent party thereto.	S-1	333-189753	10.23	July 1, 2013

10.11(c)	Omnibus Amendment to Loan Agreement, dated as of August 19, 2015, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.2	August 25, 2015

10.11(d)	Third Amendment to Loan Agreement, dated as of November 11, 2016, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.42	April 3, 2017

10.11(e)	Fourth Amendment to Loan Agreement, dated as of October 12, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.18(e)	April 5, 2018

10.11(f)	Fifth Amendment to Loan Agreement, dated as of October 23, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	10-K	001-36030	10.18(f)	April 5, 2018

10.11(g)	Sixth Amendment to Loan Agreement, dated as of December 15, 2017, by and between Marrone Bio Innovations, Inc. and Gordon Snyder, as agent.	8-K	001-36030	10.3	December 18, 2017

10.12	Security Agreement, dated October 2, 2012, by and among Marrone Bio Innovations, Inc. and the administrative and collateral agent.	S-1	333-189753	10.18	July 1, 2013

10.13(a)	Omnibus Amendment No. 1 to Notes, dated as of May 31, 2016, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund and Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	8-K	001-36030	10.01	June 2, 2016

10.13(b)	Omnibus Amendment No. 2, dated as of October 6, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	10-K	001-36030	10.20 (b)	April 5, 2018

10.14(c)	Omnibus Amendment No. 3, dated as of October 23, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy Funds VIP Science & Technology and Marrone Bio Innovations, Inc.	10-K	001-36030	10.20 (c)	April 5, 2018

10.15(d)	Omnibus Amendment No. 4 to Notes, dated December 15, 2017, by and among Ivy Science & Technology Fund, Waddell & Reed Advisors Science & Technology Fund, Ivy VIP Science & Technology, Marrone Bio Innovations, Inc. and Ospraie Management LLC.	8-K	001-36030	10.2	December 18, 2017

10.16	Security Agreement, dated as of August 20, 2015, by and among Marrone Bio Innovations, Inc. and the counterparties thereto.	8-K	001-36030	10.1	August 25, 2015

10.22(a)	Promissory Note, dated October 12, 2017, by and between Marrone Bio Innovations, Inc. and Dwight W. Anderson.	10-K	001-36030	10.22(a)	April 5, 2018

10.17	Securities Purchase Agreement, dated December 15, 2017, by and among Marrone Bio Innovations, Inc. and the investors listed on the Schedule of Buyers attached therein.	8-K	001-36030	10.1	December 18, 2017

10.18#	Change in Control Agreement, dated as of June 17, 2016, by and between Marrone Bio Innovations, Inc. and Linda V Moore.	10-K	001-36030	10.37	April 3, 2017

10.19	First Amendment to Lease, dated April 25, 2019, by and between San Carlos Retail Venture, L.P., Verbenta URP Partners, LP, Fulcrum URP Investors, LP, Gray & Affrime Family LLC, and Flores-Lopez Anvary LLC.	10-Q	001-36030	10.2	August 8, 2019

10.20†	Share Purchase Agreement, dated August 7, 2019, by and among Marrone Bio Innovations, Inc., Pro Farm Technologies OY, the Shareholders and Matti Tiainen as Shareholders’ Representative.	8-K	001-36030	10.1	August 8, 2019

10.21	Registration Rights Agreement, dated August 6, 2019, by and between Marrone Bio Innovations, Inc. and the investors named therein.	8-K	001-36030	10.3	August 8, 2019

10.22†	Asset Purchase Agreement dated September 10, 2019, by and among Austin Grant, Inc., Marrone Bio Innovations, Inc., and Bill Grant and Lucie Grant	10-Q	001-36030	10.3	November 19, 2019

10.23#	Consulting Agreement, dated December 1, 2019, between Marrone Bio Innovations, Inc. and Dr. Pamela G. Marrone.	10-K	001-36030	10.33	March 16, 2020

10.24#	Marrone Bio Innovations, Inc. 2019 Employee Stock Purchase Plan	DEF 14A	001-36030	Appendix A	April 30, 2019

10.25	Registration Rights Agreement, dated April 29, 2020, by and among Marrone Bio Innovations, Inc., Ospraie Ag Science LLC, Ardsley Partners Renewable Energy Fund, L.P., National Securities Corporation, Ivan Saval, Ivy Science & Technology Fund, and Ivy VIP Science & Technology, and the Waddell Investors	8-K	001-36030	10.2	April 30, 2020

10.26#†	Offer letter, dated July 3, 2020, by and between Marrone Bio Innovations, Inc. and Kevin Helash	8-K	001-36030	10.1	July 6, 2020

10.27#	Change in Control Agreement, dated as of July 3, 2020, by and between Marrone Bio Innovations, Inc. and Kevin Helash	8-K	001-36030	10.2	July 6, 2020

14.1	Code of Business Conduct and Ethics	8-K	001-36030	14.1	August 8, 2017

21.1	List of Subsidiaries of Marrone Bio Innovations, Inc.	10-K	001-36030	2.1	March 16, 2020

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements					X

104	Cover Page Interactive Data File Pursuant to Item 601 of Regulation S-K					X

#	Indicates a management contract or compensatory plan or arrangement.
†	Confidential portions of this document have been redacted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 9, 2022.

MARRONE BIO INNOVATIONS, INC.

/s/ Kevin Helash
Kevin Helash
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Kevin Helash	Chief Executive Officer	May 9, 2022
Kevin Helash	(Principal Executive Officer)

/s/ LaDon Johnson	Interim Chief Financial Officer	May 9, 2022
LaDon Johnson	(Principal Financial Officer and Principal Accounting Officer)

*	Chair of the Board	May 9, 2022
Robert A. Woods

*	Director	May 9, 2022
Pamela G. Marrone

*	Director	May 9, 2022
Yogesh Mago

*	Director	May 9, 2022
Zachary S. Wochok

*	Director	May 9, 2022
Keith McGovern

*	Director	May 9, 2022
Stuart Woolf

*	Director	May 9, 2022
Lara L. Lee

*By:	/s/ Kevin Helash
Kevin Helash
Attorney-in-Fact

