Form 10-Q
period 2022-03-31
MARRONE BIO INNOVATIONS INC
filed 2022-05-13
CIK 1441693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Shares Outstanding at May 9, 2022
Common Stock, $0.00001 par value	182,337,432

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Par Value)

	MARCH 31,	DECEMBER 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,362	$19,623
Accounts receivable	12,110	13,211
Inventories	10,122	8,633
Prepaid expenses and other current assets	1,369	1,211
Total current assets	32,963	42,678
Property, plant and equipment, net	12,456	12,676
Right of use assets, net	3,329	3,637
Intangible assets, net	18,426	19,011
Goodwill	6,740	6,740
Restricted cash	1,560	1,560
Other assets	740	754
Total assets	$76,214	$87,056

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,359	$2,687
Accrued liabilities	12,354	14,851
Deferred revenue, current portion	285	360
Lease liability, current portion	1,433	1,381
Debt, current portion, net	24,280	25,909
Total current liabilities	41,711	45,188
Deferred revenue, less current portion	1,079	1,165
Lease liability, less current portion	2,153	2,511
Debt, less current portion, net	7,592	7,691
Other liabilities	807	848
Total liabilities	53,342	57,403
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.00001 par value; 20,000 shares authorized and no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock: $0.00001 par value; 250,000 shares authorized, 182,275 and 182,224 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid in capital	387,838	387,023
Accumulated deficit	(364,967)	(357,371)
Total stockholders’ equity	22,872	29,653
Total liabilities and stockholders’ equity	$76,214	$87,056

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021
Revenues:
Product	$10,982	$10,904
License	115	134
Total revenues	11,097	11,038
Cost of product revenues	4,891	4,069
Gross profit	6,206	6,969
Operating Expenses:
Research, development and patent	3,160	2,512
Selling, general and administrative	10,068	7,483
Total operating expenses	13,228	9,995
Loss from operations	(7,022)	(3,026)
Other income (expense):
Interest expense	(551)	(393)
Change in fair value of contingent consideration	32	134
Other income, net	(66)	65
Total other expense, net	(585)	(194)
Net loss before income taxes	(7,607)	(3,220)
Income tax expense	11	(41)
Net Loss	$(7,596)	$(3,261)
Basic and diluted net loss per common share:	$(0.04)	$(0.02)
Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	182,261	168,938

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three Months Ended March 31, 2022 and 2021

(In Thousands)

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2022	182,224	$1	$387,023	$(357,371)	$29,653
Net loss	—	—	—	(7,596)	(7,596)
Share-based compensation	—	—	750	—	750
Employee stock purchase plan	—	—	65	—	65
Settlement of restricted stock units	51	—	—	—	—
Balance at March 31, 2022	182,275	$1	$387,838	$(364,967)	$22,872

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2021	167,478	$1	$372,226	$(340,817)	$31,410
Net loss	—	—	—	(3,261)	(3,261)
Net settlement of options	21	—	27	—	27
Share-based compensation	—	—	915	—	915
Employee stock purchase plan	—	—	86	—	86
Settlement of restricted stock units	88	—	—	—	—
Exercise of warrants	7,687	—	6,175	—	6,175
Balance at March 31, 2021	175,274	$1	$379,429	$(344,078)	$35,352

See accompanying notes

MARRONE BIO INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash flows from operating activities
Net loss	$(7,596)	$(3,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885	874
Change in inventory reserves	(84)	(75)
Right of use assets amortization	308	215
Share-based compensation	822	915
Non-cash interest expense	33	48
Change in fair value of contingent consideration	(32)	(134)
Net changes in operating assets and liabilities:
Accounts receivable	1,101	(3,420)
Inventories	(1,405)	279
Prepaid Expenses and other assets	(144)	356
Accounts payable	790	252
Accrued and other liabilities	(2,578)	(763)
Lease Liability	(306)	(225)
Deferred revenue	(190)	(78)
Net cash used in operating activities	(8,396)	(5,017)
Cash flows from investing activities
Payment of consideration in connection with previous asset purchase	—	(750)
Purchases of property, plant and equipment	(198)	(119)
Net cash used in investing activities	(198)	(869)
Cash flows from financing activities
Proceeds from secured borrowings	10,430	11,504
Repayment in secured borrowings	(12,066)	(8,725)
Repayment of debt	(96)	(99)
Net settlement of options	—	27
Proceeds from employee stock purchase plan	65	86
Exercise of warrants	—	6,175
Net cash provided by financing activities	(1,667)	8,968
Net increase in cash and cash equivalents and restricted cash	(10,261)	3,082
Cash and cash equivalents and restricted cash, beginning of period	21,183	17,401
Cash and cash equivalents and restricted cash, end of period	$10,922	$20,483

Supplemental disclosure of cash flow information
Cash paid for interest	$489	$339
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment included in accounts payable and accrued liabilities	$118	$43
Right of use assets (non-cash) acquired	$—	$253
Accrued liabilities related to equity compensation for earned but not granted	$72	$—

See accompanying notes.

MARRONE BIO INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

1. Summary of Business, Basis of Presentation

Marrone Bio Innovations, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 15, 2006, and is located in Raleigh, North Carolina. In July 2012, the Company formed a wholly-owned subsidiary, Marrone Michigan Manufacturing LLC (“MMM LLC”), which holds the assets of a manufacturing plant the Company purchased in July 2012. In September 2019 the Company closed its acquisition of Pro Farm Technologies OY, a Finnish limited company, which consisted of Pro Farm Technologies OY and its five subsidiaries Pro Farm International Oy (Finland), Pro Farm OU (Estonia), Pro Farm Technologies Comercio de Insumos Agricolas do Brasil ltda. (Brazil – 99% controlling interest), Pro Farm Inc. (Delaware), and Glinatur SA (Uruguay) (collectively “Pro Farm”). As a result of the acquisition, Pro Farm became a wholly-owned subsidiary of the Company. In December 2019, the Company created its subsidiary Pro Farm Russia, LLC (Russia). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and substantially owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, has been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information included in this Quarterly Report on Form 10-Q should be read in connection with the consolidated financial statements and accompanying notes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, reflect all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company is a growth-oriented agricultural company that supports environmentally sustainable farming practices through the discovery, development and sale of innovative biological products for crop protection, crop health and crop nutrition. The Company’s portfolio of 18 products helps customers operate more sustainably while increasing their return on investment. The Company’s products are used globally and can be applied as foliar treatments or as seed-and-soil treatments, either on their own or in combination with other agricultural products. The Company targets the major markets that use conventional chemical products, including certain agricultural markets where its biological products are used as alternatives for, or mixed with, conventional chemical products. The Company also targets new markets for which (i) there are no available conventional chemical products or (ii) the use of conventional chemical products may not be desirable or permissible either because of health and environmental concerns (including for organically certified crops) or because the development of pest resistance has reduced the efficacy of conventional chemical products. The Company’s products are sold through distributors and other commercial partners to growers around the world for use in integrated pest management systems that improve efficacy and increase yields while protecting the environment. The Company’s products are often used in conjunction with or as an alternative to other agricultural solutions to control pests and enhance plant nutrition and health. The Company’s bioprotection products help farmers manage pests and plant diseases, the Company’s plant health products help farmers reduce crop stress, and both the Company’s plant health and bionutrition products to increase yields and quality. The Company delivers EPA-approved and registered biological crop protection products and other biological products that address the global demand for effective, safe and environmentally responsible products.

Going Concern, Liquidity, and Management Plans

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue to operate, although there is substantial doubt about its ability to continue as a going concern for 12 months after the issuance of these condensed consolidated financial statements. This assessment contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from the Company’s substantial doubt about its ability to continue as a going concern.

The Company has a limited number of commercialized products and has incurred significant losses since inception, and expects to continue to incur losses for the foreseeable future. The Company’s historical operating results, including prior periods of negative use of operating cash flows and debt maturities due within the 12 months of the balance sheet date indicate that substantial doubt exists related to the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of these condensed consolidated financial statements. As of March 31, 2022, the Company had a working capital deficit of $8,748,000, including cash and cash equivalents of $9,362,000. In addition, as of March 31, 2022, the Company had consolidated short-term and long-term debt of $31,872,000, for which the underlying debt agreements contain various financial and non-financial covenants, and certain material adverse change clauses. As of March 31, 2022, the Company had a total of $1,560,000 of restricted cash relating to these debt agreements. (Refer to Notes 6 of these condensed consolidated financial statements).

The Company expects it will exceed its current ratio and maximum debt-to-worth requirement under the June 2014 Secured Promissory Note with Five Star Bank, and the June 2014 Secured Promissory Note contains a material adverse change clause that could be invoked by the lender as a result of the uncertainty related to the Company’s ability to continue as a going concern. If the lender were to declare an event of default, the entire amount of borrowings related to all debt agreements at that time would have to be reclassified as current in the condensed consolidated financial statements. The lender has waived its right to deem recurring losses, liquidity, going concern, and financial condition a material adverse change through March 31, 2023. As a result, the long-term portion of the June 2014 Secured Promissory Note has not been reclassified to current in these condensed consolidated financial statements as of March 31, 2022. Further, a violation of a covenant in one debt agreement will cause the Company to be in violation of certain covenants under each of its other debt agreements. Breach of covenants included in the Company’s debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, will have a material adverse effect upon the Company and would likely require the Company to seek to renegotiate these debt arrangements with the lenders. If such negotiations are unsuccessful, the Company may be required to seek protection from creditors through bankruptcy proceedings. The Company’s inability to maintain compliance with its debt covenants could have a negative impact on the Company’s financial condition and ability to continue as a going concern.

The Company believes that its existing cash and cash equivalents of $9,362,000 at March 31, 2022, together with expected revenues, expected future extension of debt maturities, equity financings and cost management will be sufficient to fund operations as currently planned through one year from the date of the issuance of these condensed consolidated financial statements. The Company anticipates securing additional sources of cash through equity and/or debt financings, or through other sources of financing, consistent with historic results. However, the Company cannot predict, with certainty, the outcome of its actions to grow revenues, to manage or reduce costs or to secure additional financing from outside sources on terms acceptable to the Company or at all. Any future equity financing may result in dilution to existing stockholders and any debt financing may include additional restrictive covenants. Any failure to obtain additional financing or to achieve the revenue growth necessary to fund the Company with cash flows from operations will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company’s operations and impact the Company’s ability to achieve its planned business objectives. Further, the Company may continue to require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote its commercially available products, advance product candidates, expand international presence and commercialization, and general capital expenditures. The actions discussed above cannot be considered to mitigate the substantial doubt raised by its historical operating results and satisfying its estimated liquidity needs for 12 months from the issuance of these condensed consolidated financial statements.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company used significant estimates in accounting for assumptions and estimates associated with revenue recognition, including assumptions and estimates used in determining the timing and amount of revenue to recognize for those transactions with variable considerations, reserves for inventory obsolescence, and forecasted estimates and assumptions related to impairment analysis for goodwill and contingent considerations related to Pro Farm, and assumptions and estimates associated with its going concern analysis.

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

The Company’s principal sources of revenues are its Regalia, Grandevo, Venerate and UPB-110 ST product lines. These four product lines accounted for 77% and 89%, respectively, of the Company’s total revenues for each of the three months ended March 31, 2022 and 2021.

Revenues generated from international customers were 13% and 7% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 international customers were primarily concentrated in the European Union and Latin Americas regions and for the three months ended March 31, 2021, international customers were primarily concentrated in the European Union.

Customers to which 10% or more of the Company’s total revenues are attributable for the three months ended March 31, 2022 and 2021 consist of the following:

	CUSTOMER
	A	B	C	D
Three months ended March 31,
2022	22%	22%	11%	9%
2021	16%	30%	4%	11%

Customers to which 10% or more of the Company’s outstanding accounts receivable are attributable as of either March 31, 2022 or December 31, 2021, which may or may not correspond with any of the customers above, consist of the following:

	CUSTOMER
	A	B	C	D
March 31, 2022	24%	19%	13%	4%
December 31, 2021	7%	39%	13%	10%

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

Products produced by the Company’s Pro Farm subsidiary, including UBP and Foramin, are partially sourced by suppliers from a manufacturing plant in Russia, in which the Company owns a 12% interest. The Company plans for enough inventory on hand to fill its revenue forecasts for 12 months at any given time, but an unexpected disruption in supply could have an adverse effect on the supply and revenues related to the subsidiary. During the three months ended March 31, 2022, the Company began increasing its inventory on hand. Although the Company has identified additional manufacturers who may be capable of supplying the products, there can be no assurance that the Company will continue to be able to obtain products at a competitive price. The Company’s 12% interest is owned by the Company’s Pro Farm Technologies OY subsidiary and is recorded on the condensed consolidated balance sheet in caption “Other assets” in the amount of $0.5 million. As of March 31, 2022 no impairment had been taken on the asset as the Company continues to assess the impact of the current political conflict between Russia and Ukraine.

Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows (in thousands):

	MARCH 31,	DECEMBER 31,
	2022	2021
Cash and cash equivalents	$9,362	$19,623
Restricted cash, less current portion	1,560	1,560
Total cash, cash equivalents and restricted cash	$10,922	$21,183

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

	MARCH 31,	DECEMBER 31,
	2022	2021
Product revenues	$12	$87
Financing costs	459	477
License revenues	893	961
Total deferred revenues	1,364	1,525
Less current portion	(285)	(360)
Long term portion	$1,079	$1,165

Research, Development and Patent Expenses

Research and development expenses include payroll-related expenses, field trial costs, toxicology costs, regulatory costs, consulting costs and lab costs. Patent expenses include legal costs relating to the patents and patent filing costs. These costs are expensed to operations as incurred. For the three months ended March 31, 2022 and 2021, research and development expenses totaled $2,867,000 and $2,295,000, respectively, and patent expenses totaled $293,000 and $217,000, respectively.

Shipping and Handling Costs

Amounts billed for shipping and handling are included as a component of product revenues. Related costs for shipping and handling have been included as a component of cost of product revenues. Shipping and handling costs for the three months ended March 31, 2022 and 2021 were $508,000 and $345,000, respectively.

Advertising

The Company expenses advertising costs as incurred and has included these expenses as a component of selling, general and administrative costs. Advertising costs for the three months ended March 31, 2022 and 2021 were $132,000 and $111,000, respectively.

Depreciation and Amortization

The Company depreciates and amortizes its capitalized property, plant, and equipment and intangible assets over the useful life of each asset utilizing a straight-line method of expensing. All depreciation and amortization expenses are included in the “Selling, general, and administrative” caption in the condensed consolidated statement of operations.

For the three months ended March 31, 2022 and 2021, the total amount of depreciation expense was $300,000 and $288,000, respectively. For the three months ended March 31, 2022 and 2021, the total amount of amortization expense was $585,000 and $586,000, respectively.

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

	MARCH 31,	MARCH 31,
	2022	2021
Stock options outstanding	13,614	13,572
Warrants to purchase common stock	152	6,814
Restricted stock units outstanding	5,509	4,772
Common shares to be issued in lieu of agent fees	498	498
Employee stock purchase plan	102	84
Maximum contingent consideration shares to be issued	5,415	5,972
	25,290	31,712

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also expands the disclosure requirements to enable users of consolidated financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public business entities that meet the definition of an SEC filer, ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using the modified-retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” (“ASU No. 2018-19”), in April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments—Credit Losses (Topic 326) (“ASU 2019-05”), in November 2019, the FASB issued Accounting Standards Update No. 2019-10, Financial Instruments—Credit Losses, (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Date (“ASU 2019-10”) and Accounting Standards Update No. 2019-11, Financial Instruments—Credit Losses (“ASU 2019-11”), and in February 2020, the FASB issued Accounting Standards Update No. 2020-02, Financial Instruments—Credit Losses, (Topic 326) and Leases (Topic 842) (“ASU 2020-02”). ASU 2020-02, delayed the effective date for certain entities including entities meeting the SEC’s definition of a Smaller Reporting Company. The Company adopted the ASU on January 1, 2022 on a prospective basis. The adoption of ASU 2016-13 had no significant impact on the Company’s condensed consolidated financial statements.

In May 2021, the FASB issued Accounting Standards Update No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Based Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU No. 2021-04”), which clarified an issuer’s accounting for modification or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The provisions of ASU No. 2021-04 are effective for annual reporting periods beginning after December 15, 2021, and interim reporting periods within those annual periods, with early adoption permitted, including adoption in any interim period for public business entities for periods for which consolidated financial statements have not yet been issued or made available for issuance. The Company adopted the ASU on January 1, 2022 on a prospective basis. The adoption of ASU 2021-04 had no significant impact on the Company’s condensed consolidated financial statements.

3. Inventory

Inventories consist of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2022	2021
Raw materials	$4,230	$3,311
Work in progress	1,439	671
Finished goods	4,453	4,651
	$10,122	$8,633

As of March 31, 2022 and December 31, 2021, the Company had $506,000 and $422,000, respectively, in reserves against its inventories. For the three months ended March 31, 2022 and 2021, the Company recorded an adjustment of $365,000 and $228,000, respectively, as a result of actual utilization of the Company’s manufacturing plant being less than what is considered normal capacity.

4. Right-Of-Use Assets and Lease Liability

The components of lease expense were as follows for each of the comparative three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021

Operating lease cost	$381	$290
Short-term lease cost	20	41
Total operating lease costs:	$401	$331

Maturities of lease liabilities for each future calendar year as of March 31, 2022 are as follows (in thousands):

OPERATING
LEASES
2022	$1,186
2023	1,513
2024	1,048
2025	169
Total lease payments	3,916
Less: imputed interest	330
Total lease obligation	3,586
Less lease obligation, current portion	1,433
Lease obligation, non-current portion	$2,153

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2022	2021
Accrued compensation	$4,413	$3,922
Accrued warranty costs	456	440
Accrued customer incentives	2,579	6,758
Accrued liabilities, acquisition related	19	30
Loan-related fees	508	707
Accrued liabilities, other	4,379	2,994
Accrued Liabilities	$12,354	$14,851

Contingent Consideration

As of March 31, 2022, the contingent consideration in connection with the Company’s acquisition of Pro Farm was accounted for as a liability at its fair value. The following table provides a reconciliation of the activity for the contingent consideration measured between the most recent reporting period and as of the balance sheet date based on the fair value using significant inputs including the unobservable inputs (Level 3) (in thousands):

CONTINGENT
CONSIDERATION
LIABILITY
Fair value at December 31, 2021	$539
Change in estimated fair value recorded of contingent consideration	(32)
Fair value at March 31, 2022	507

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

MARCH 31,
2022
Discount Rate	14.9%
Volatility	55.0%
Credit spread	9.7%
Risk-free rate	2.1%

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

The change in the fair value estimate is recognized in the Company’s condensed consolidated statement of operations in Other Income (expense) under caption Change in fair value of contingent consideration. The contingent consideration will be determined at each reporting period and will be settled with the issuance of the Company’s common shares. As of March 31, 2022, the total maximum amount of contingent consideration shares that can be issued in the future is 5,415,000, the fair value of which the Company recorded in “other liabilities” on the Company’s condensed consolidated balance sheets.

6. Debt

Debt, including debt due to related parties, consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2022	2021
Secured promissory notes (“October 2012 and April 2013 Secured Promissory Notes”) bearing interest at 8.00% per annum, interest and principal due at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	$3,425	$3,425
Secured promissory note (“June 2014 Secured Promissory Note”) bearing interest at prime plus 2% (5.25% as of March 31, 2022) per annum, payable monthly through June 2036, collateralized by certain of the Company’s deposit accounts and MMM LLC’s inventories, chattel paper, accounts, equipment and general intangibles, net of unamortized debt discount as of March 31, 2022 of $143 and December 31, 2021 of $147.	7,686	7,774
Secured revolving borrowing (“LSQ Financing”) bearing interest at (12.80% annually) payable through the lenders direct collection of certain accounts receivable through May 2022, collateralized by substantially all of the Company’s personal property.	13,195	14,829
Senior secured promissory notes (“August 2015 Senior Secured Promissory Notes”) bearing interest at 8% per annum, interest and principal payable at maturity (December 31, 2022), collateralized by substantially all of the Company’s assets.	7,300	7,300
Research loan facility (“2018 Research Facility”) bearing interest at 1.00% per annum, interest payments are due annually on the anniversary date of the facility with principal payable in 25% increments on the anniversary date of the facility beginning on the fourth anniversary of the loan (September 2022), net of imputed interest as of March 31, 2022 $37K and December 31, 2021 of $38K, respectively.	266	272
Debt	$31,872	$33,600
Less current portion	(24,280)	(25,909)
Debt, non-current	$7,592	$7,691

As of March 31, 2022, aggregate contractual future principal payments on the Company’s debt are due as follows (in thousands):

PERIOD ENDING DECEMBER 31,
2022 (remaining nine months)	$20,920
2023	471
2024	491
2025	514
2026	537
Thereafter	5,844
Total future principal payments	28,777
Interest payments included in debt balance (1)	3,275
Total future debt payments	$32,052

1)	Due to the debt extinguishment requirements, the Company has included both accrued interest and future interest in the debt balance for certain outstanding debt.

October 2012 and April 2013 Secured Promissory Notes

As of March 31, 2022, there have been no changes to the previously reported total principal amount outstanding under the October 2012 and April 2013 Secured Promissory Note, which continues to be $2,450,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $3,425,000 includes $975,000 in accrued interest, of which as of March 31, 2022 and 2021, a total of $827,000 and $631,000, respectively, had been incurred.

As of March 31, 2022, the Company is in compliance with all financial covenants.

June 2014 Secured Promissory Note

In June 2014, the Company borrowed $10,000,000 pursuant to a business loan agreement and promissory note (“June 2014 Secured Promissory Note”) with Five Star Bank that bears an interest of 5.25% (per annum) as of March 31, 2022. The interest rate is subject to change and is based on the prime rate plus 2.00% per annum. The Company is required to maintain a deposit balance with the Five Star Bank of $1,560,000, which is recorded as restricted cash included in non-current assets.

Under this note the Company is required to maintain a current ratio of not less than 1.25-to-1.0, a debt-to-worth ratio of no greater than 4.0-to-1.0 and a loan-to-value ratio of no greater than 70% as determined by Five Star Bank. In the event of default on the debt, Five Star Bank may declare the entire unpaid principal and interest immediately due and payable. As of March 31, 2022, the Company was not in compliance with certain of these covenants and therefore the Company had obtained a waiver from the lender for any non-compliance through March 31, 2023.

The following table reflects the activity under this note (in thousands):

	2022	2021
Principal balance, net at January 1,	$7,774	$8,106
Principal payments	(196)	(196)
Interest	104	109
Debt discount amortization	4	5
Principal balance, net at March 31,	$7,686	$8,024

August 2015 Senior Secured Promissory Notes

As of March 31, 2020, there have been no changes to the previously reported total principal amount outstanding under the August 2015 Senior Secured Promissory Notes, which continues to be $5,000,000. Due to the historical accounting for the promissory note the amount recorded on the condensed consolidated balance sheet of $7,300,000 includes $2,300,000 in accrued interest, of which as of March 31, 2022 and 2021, a total of $1,999,000 and $1,600,000, respectively, had been incurred.

The August 2015 Senior Secured Promissory Notes provide for various events of default, including, among others, default in payment of principal or interest, breach of any representation or warranty by the Company or any subsidiary under any agreement or document delivered in connection with the notes, a continued breach of any other condition or obligation under any loan document, certain bankruptcy, liquidation, reorganization or change of control events, the acquisition by any person or persons acting as group, other than the lenders, of beneficial ownership of 40% or more of the outstanding voting stock of the Company. Upon an event of default, the entire principal and interest may be declared immediately due and payable. As of March 31, 2022, the Company was in compliance with its covenants under the August 2015 Senior Secured Promissory Notes.

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

As of March 31, 2022, the Company was in compliance with all financial covenants of the agreement. For the three months ended March 31, 2022 and 2021, the Company recorded interest expense of approximately $396,000 and $232,000, respectively, in connection with the LSQ arrangement. As of March 31, 2022, $13,195,000 was outstanding under the LSQ Financing.

7. Share-Based Plans

As of March 31, 2022, there were options to purchase 13,614,000 shares of common stock outstanding, 5,509,000 restricted stock units outstanding and 13,915,000 share-based awards available for grant under the outstanding equity incentive plans.

For the three months ended March 31, 2022 and 2021, the Company recognized share-based compensation of $822,000 and $915,000, respectively.

In February 2022, the Company granted awards under a newly implemented long-term incentive program (“LTIP”). Under the LTIP, grants to certain executive officers in a total aggregate amount of 609,350 restricted stock units and, options to purchase 1,455,556 shares of the Company’s common stock were issued under the 2013 Plan. The awards vest in equal monthly installments over three years, subject to the recipient’s continued employment by the Company through the applicable vesting date, provided that, in lieu of the terms of any change in control agreement in place between the Company and the recipient, in the event that any recipient is terminated without Cause (as defined in the applicable recipient’s Change In Control Agreement) or resigns for Good Reason (as defined in the applicable recipient’s Change In Control Agreement) within twelve months of a Change in Control (as defined in the recipient’s Change In Control Agreement), 50% of the unvested portion of each Executive Award will become immediately vested. The options to purchase common stock were granted at an exercise price of $0.89 and with a fair value of $843,000. The Company’s fair value of these grants was estimated utilizing a Black Scholes option pricing model based on the assumptions which have determined consistent with the Company’s historical methodology for such assumptions with the exception of the strike price given consideration to the previously announced merger agreement (See Note 8 to these condensed consolidated financial statements).

The following table summarizes the activity of stock options from December 31, 2021 to March 31, 2022 (in thousands, except weighted average exercise price):

		WEIGHTED-
		AVERAGE
	SHARES	EXERCISE
	OUTSTANDING	PRICE
Balances at December 31, 2021	12,677	$2.35
Options granted	1,645	$0.64
Options exercised	-	$-
Options cancelled	(708)	$1.90
Balances at March 31, 2022	13,614	$2.17

Also under the LTIP, in February 2022, the Company granted 1,032,639 restricted stock units to certain other employees at a grant date market value of $0.63. The awards were issued under the 2013 Plan and vest as to 1/3 of the total number of shares subject to the awards on the six month anniversary of the grant date and, with respect to 2/3 of the total shares, monthly thereafter for 30 months such that all shares will be fully vested upon the third anniversary of the grant date, subject to recipients continued employment with the Company. Further, upon a Change in Control (as defined in the 2013 Plan), 1/3 of these awards become immediately vested.

The following table summarizes the activity of restricted stock units from December 31, 2021 to March 31, 2022 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Outstanding at December 31, 2021	3,980	$1.17
Granted	1,642	0.63
Settled	(50)	1.66
Forfeited	(63)	0.63
Outstanding at March 31, 2022	5,509	$1.01

The following table summarizes the activity of non-vested restricted stock units from December 31, 2021 to March 31, 2022 (in thousands, except weighted average grant date fair value):

		WEIGHTED
		AVERAGE
		GRANT
	SHARES	DATE FAIR
	OUTSTANDING	VALUE
Nonvested at December 31, 2021	996	$1.21
Granted	1,642	0.63
Vested	(54)	1.30
Forfeited	(63)	0.63
Nonvested at March 31, 2022	2,521	$0.84

8. Merger Agreement

On March 16, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bioceres Crop Solutions Corp., a Cayman Islands exempted company (“Bioceres”), and BCS Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Bioceres (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Bioceres (“NewCo”). Consummation of the Merger is subject to the approval of the Company’s stockholders, the receipt of required regulatory approvals and satisfaction of other customary closing conditions.

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

The Merger Agreement also specifies the treatment of the Company’s outstanding equity awards in connection with the Merger, which shall be treated as follows at the Effective Time:

(i) each outstanding restricted stock unit award relating to shares of Company Common Stock (a “Company RSU”) (that is not a Company RSU that provides for settlement and issuance of shares of Company Common Stock in connection with a change in control of the Company (a “Change in Control Settled RSU”) that is unvested immediately prior to the Effective Time and does not vest as a result of the consummation of the transactions contemplated by the Merger Agreement shall be assumed by Bioceres (each, an “Assumed RSU”), with each such Assumed RSU being subject to substantially the same terms and conditions, except that the number of Bioceres ordinary shares subject to each Assumed RSU Award shall be equal to the product of (x) the number of shares of Company Common Stock underlying such unvested Company RSU as of immediately prior to the Effective Time (with any performance milestones deemed achieved based on maximum level of performance) multiplied by (y) the Exchange Ratio;

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

(iii) each outstanding option to purchase Company Common Stock (a “Company Option”) that is unvested as of immediately prior to the Effective Time (and does not vest as a result of the consummation of the transactions contemplated by the Merger Agreement) and each Company Option that is outstanding and vested as of immediately prior to the Effective Time (or vests as a result of the consummation of the transactions contemplated by the Merger Agreement) for which the exercise price per share is equal to or greater than the Cash Equivalent Consideration (as defined in the Merger Agreement) (a “Rolled Vested Option”), shall be assumed by Bioceres (each, an “Assumed Option”), with each such Assumed Option being subject to substantially the same terms and conditions, except that (A) the number of Bioceres ordinary shares subject to each Assumed Option shall be equal to the product of (x) the number of shares of Company Common Stock underlying such Company Option as of immediately prior to the Effective Time multiplied by (y) the Exchange Ratio, and (B) the per share exercise price of each Assumed Option shall be equal to the quotient determined by dividing (x) the exercise price per share at which such Company Option was exercisable immediately prior to the Effective Time by (y) the Exchange Ratio;

(iv) each Company Option, other than a Rolled Vested Option, that is outstanding and vested as of immediately prior to the Effective Time (or vests as a result of the consummation of the transactions contemplated by the Merger Agreement) shall be cancelled and converted into the right to receive the Merger Consideration in respect of each “net” share underlying such Company Option, which is the quotient obtained by dividing (A) the product of (x) the excess of the Cash Equivalent Consideration (as defined in the Merger Agreement) over the per share exercise price of such Company Option multiplied by (y) the number of shares subject to such Company Option by (B) the Cash Equivalent Consideration (as defined in the Merger Agreement); and

(v) with respect to the employee stock purchase plan (the “ESPP”), the Company shall make any pro rata adjustments necessary to reflect a shortened offer period under the ESPP and treat any shortened offer period as a fully effective and completed offer period for all purposes pursuant to the ESPP, cause the exercise, no later than one business day, prior to the date on which the Effective Time occurs, of each outstanding purchase right pursuant to the ESPP, and then terminate the ESPP.

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

9. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2022 through the date these condensed consolidated financial statements were issued, and has determined that there are no additional subsequent events required to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in connection with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “Annual Report”) on March 30, 2022. Additional information regarding the Company is also available in our other reports filed with the Securities and Exchange Commission, which are also available on our investor relations website, investors.marronebio.com, which we also use, together with our corporate Twitter account, @Marronebio, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We encourage our investors to monitor and review the information we make public in these locations. The information contained in the foregoing locations are not incorporated by reference into this filing, and the Company’s references to website URLs are intended to be inactive textual references only.

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are identified by words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” or and similar words and phrases, including negatives of these terms or similar words, phases, expressions, or other variations of these terms, that denote future events. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, including our plans to expand our business through diversification of our portfolio and strategic acquisition or partnerships and investment in our sales and marketing efforts, plans to expand our manufacturing plant, the progress, scope or duration of the development of product candidates or programs, commercialization plans, timelines and potential results, the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, the impact of COVID-19 on our operations and revenues, statements regarding the potential completion and potential benefits of a merger transaction with Bioceres Crop Solutions Corp.,, our continued listing on the Nasdaq Capital Market, statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere, including Part II, Item 1A— “Risk Factors,” in this Quarterly Report on Form 10-Q, and in Part I—Item 1A—”Risk Factors” of our Annual Report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a growth-oriented agricultural company that supports environmentally sustainable farming practices through the discovery, development and sale of innovative biological products for crop protection, crop health and crop nutrition. Our portfolio of 18 products helps customers operate more sustainably while increasing their return on investment. Our products are used globally, and can be applied as foliar treatments or as seed-and-soil treatments, either on their own or in combination with other agricultural products. We target the major markets that use conventional chemical pesticides and fertilizers, where our biological products are used as alternatives for, or mixed with, conventional chemical products. We also target new markets for which there are no available conventional chemical products, or the use of conventional chemical products may not be desirable (including for organically certified crops) or permissible, either because of health and environmental concerns or because the development of pest resistance has reduced the efficacy of conventional chemical pesticides. We sell our products through distributors and other commercial partners to growers who use our bioprotection products to manage pests and plant diseases, our plant health products to reduce crop stress, and both our plant health and bionutrition products to increase yields and quality.

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

Our strategy for the current long-term period includes the diversification of our portfolio, which includes expanding our reach globally, moving away from having sales concentrated in the United States, ongoing research and development efforts to accelerate the time to market and revenue contributions of our pipeline products, and continued focus on our current operations to support our growth and profitability and enhance stockholder value.

First Quarter 2022 Highlights

The following are the more significant financial results for the three months ended March 31, 2022:

●	Revenues increased approximately 0.5% year over year to $11.1 million, from $11.0 million for the same period in 2021;

●	Gross profits decreased approximately 10.9% year over year to $6.2 million, from $7.0 million for the same period in 2021, and gross margins decreased to 55.9% from 63.1%% for the same period in the prior year;

●	Operating expenses were $13.2 million in the first quarter of 2022, compared with $10.0 million in the first quarter of 2021; and

●	Net loss in the first quarter of 2022 was $7.6 million, compared with a net loss of $3.3 million in the first quarter of 2021.

Other significant developments for our business during the three months ended March 31, 2022 include (i) announcement of our CFO transition; (ii) execution of distributor agreement with Corteva Agriscience; and (iii) announcement of our merger agreement with Bioceres Crop Solutions Corp. (“Bioceres”).

Bioceres Merger Agreement

On March 16, 2022, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Bioceres. At the effective time of the merger, as set forth in the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time, other than shares owned by Bioceres or held by us, will be cancelled and extinguished and automatically converted into the right to receive 0.088 validly issued, fully paid and nonassesable ordinary shares of Bioceres, and our shares would cease to be publicly held.

The consummation of the merger is subject to certain closing conditions, including (i) the approval of our stockholders, (ii) the expiration or termination of all waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and receipt of any other specified merger control consents or clearances, (ii) the effectiveness of the registration statement to be filed by Bioceres with the SEC pursuant to the Merger Agreement, (iii) the approval for listing on Nasdaq of Bioceres’ ordinary shares to be issued as merger consideration in connection with the merger, subject to official notice of issuance, (iv) the absence of any judgment or law issued by any governmental entity enjoining or otherwise prohibiting the consummation of the merger, and (vii) other customary conditions specified in the Merger Agreement. See Note 8 to our condensed consolidated financial statements for additional information regarding the merger.

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

Key Components of Our Results of Operations

Revenues

Our total revenues were $11.1 million and $11.0 million for the three months ended March 31, 2022 and 2021, respectively.

Product Revenues

We generate our revenues primarily from product sales, which are principally attributable to sales of our Grandevo, Regalia, UPB-110 ST, and Venerate product lines, but also include sales of our other product families. We believe our revenues may largely be impacted by weather, trade tariffs and other factors that affect commodity prices, natural disasters, infectious diseases and other factors affecting planting and growing seasons and incidence of pests and plant disease, and, accordingly, the decisions by our distributors, direct customers and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. Despite the continued impact of COVID-19, we presently expect revenues to continue to increase year-over-year for 2022.

Product revenues consist of revenues generated primarily from sales to customers, net of rebates and cash discounts. Product revenues constituted 99% of our total revenues for each of the three months ended March 31, 2022 and 2021, respectively. Product revenues in the United States constituted 87% and 94% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. While our first quarter results reflect our historical trends, which are primarily driven by product revenues in the U.S. market, we expect a larger portion of our business to be driven by international activities through our Pro Farm products and continued focus on commercialization of our products in new countries in the future. Latin America continues to represent one of the geographies we have targeted for international expansion. While we cannot be certain as to the results at this time, with the recent fluctuations in COVID-19 cases in and around that region, our expected product revenues could be negatively impacted.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues because we sell through large traditional distributors. We continue to develop our pipeline and introduce new products to the marketplace and anticipate that, over time, our revenue stream will be diversified over a broader product portfolio and customer base, including contributions from our Pro Farm product offerings.

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

We expect to see increases in gross profit over the life cycle of each of our products as gross margins are expected to increase over time as production processes improve, including through expansion of our manufacturing plant, and as we gain efficiencies and increase product yields. While we expect margins to improve on a product-by-product basis our overall gross margins may vary as we introduce new products and as we move the manufacturing of more of our products in-house. In particular, we may experience downward pressure on overall gross margins as we expand sales of more recently commercialized products including Haven, Pacesetter, Optima, Stargus, Takla, and Ympact. Gross margin has been and will continue to be affected by a variety of factors, including plant utilization, product manufacturing yields, changes in production processes, new product introductions, product sales mix, sales incentives such as discounts and rebates and average selling prices.

While we cannot be certain as to the extent of the future impact of cost increases at this time, we have experienced increases in general cost of product revenues, included related to shipping and handling costs globally, and our gross margins could be negatively impacted.

Research, Development and Patent Expenses

Research, development and patent expenses include personnel costs, including salaries, wages, benefits and share-based compensation, related to our research, development and patent and regulatory staff in support of product discovery, development, and support for manufacturing, quality, and regulatory activities. Research, development and patent expenses also include costs incurred for laboratory supplies, field trials and toxicology tests, quality control assessment, consultants and facility and related overhead costs. Our research, development and patent expenses have historically comprised a significant portion of our operating expenses, amounting to $3.2 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively.

While we cannot be certain as to the results at this time, we believe changes in research, development and patent expenses, including external supplier costs, were impacted by COVID-19 and our most current comparative trends may not be reflective of normal operating expense trends during these period or in the future as activities continue to move towards levels priors to COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, wages, benefits and share-based compensation, related to our executives, sales, marketing, finance and human resources and other administrative personnel, as well as professional fees related to, legal, audit and tax services, accounting fees, acquisition costs, public company expenses and other selling costs incurred related to business development and to acquire or build product and brand awareness. We create brand awareness through programs such as speaking at industry events, trade show displays and hosting local-level grower and distributor meetings. In addition, we dedicate significant resources to technical marketing literature, targeted advertising in print and online media, webinars and radio advertising. Costs related to these activities, including travel, are included in selling expenses.

We typically expect our general administrative expenses to remain relatively flat in most departments with increases for inflation. However, in order to drive our strategy and revenue growth, we expect expenses related to sales and marketing to increase in the future as we increase our marketing communications campaigns and put more “boots on the ground,” as we continue to build our global sales and marketing organization to educate and support customers and provide technical sales support, field trials and demonstrations to promote sales growth, which should increase grower demand, or pull-through, develop new customer relationships, as well as expand business with existing customers. In previous periods, certain efforts have slowed or been delayed, due to COVID-19 related restrictions, which has impacted our ability to engage in sales and marketing efforts physically or perform in person demonstrations.

Interest Expense

Interest expenses are primarily driven by outstanding debt financing arrangements, however not all of our current debt instruments are currently generating interest expenses. See Note 6 to our condensed consolidated financial statements.

Income Tax Provision

As of the three months ended March 31, 2022 and 2021 the Company recognized $11,000 and ($41,000) in income tax provisions for foreign tax purposes, respectively. The effective tax rate (calculated as the ratio of income tax expense to pre-tax income) for the three months ended March 31, 2022 and 2021 was 0.15% and (1.24%), respectively. The Company does not recognize benefits from tax losses in the United States or for certain Pro Farm subsidiaries.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues:

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021
Revenues:
Product	99%	99
License	1	1
Total revenues	100	100
Cost of product revenues	44	37
Gross profit	56	63
Operating Expenses:
Research, development and patent	28	23
Selling, general and administrative	91	68
Total operating expenses	119	91
Loss from operations	(63)	(28)
Other income (expense):
Interest expense	(5)	(4)
Change in fair value of contingent consideration	-	1
Other income (expense), net	(1)	1
Total other expense, net	(6)	(2)
Net loss before income taxes	(69)	(30)
Income tax expense	-	(0)
Net loss	(69)%	(30)

Comparison of Three Months Ended March 31, 2022 and 2021:

Product Revenues

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(Dollars in thousands)
Product revenues	$10,982	$10,904
% of total revenues	99%	99%

Product revenues during the three months ended March 31, 2022 and 2021 increased by approximately $0.1 million or 0.7% to the comparative period in 2021, as a result of higher sales of our UBP product families by $0.7 million offset by overall lower sales of legacy product families Venerate and Grandevo in aggregate of $0.9 million. During the three months ended March 31, 2022, our other legacy products outside of our top four products continued to see growth when compared to the prior period. We expect to see overall revenue growth and a more diversified sales mix as we continue to invest in our sales and marketing efforts and global expansion, despite the on-going impacts of COVID-19.

License Revenues

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(Dollars in thousands)
License revenues	$115	$134
% of total revenues	1%	1%

License revenues remained consistent for each of the three months ended March 31, 2022 and 2021, in line with our expectations. Future periods may be impacted positively upon us entering into new or amended collaborative agreements or by up to $0.8 million upon the completion of future milestones from previous agreements.

Cost of Product Revenues and Gross Profit

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(Dollars in thousands)
Cost of product revenues	$4,891	$4,069
% of total revenues	44%	37%
Gross profit	6,206	6,969
	55.9%	63.1%

For the three months ended March 31, 2022, cost of product revenues was up approximately $0.8 million and gross profit decreased to 55.9% from 63.1% from the prior comparative period. The primary driver of the margin decrease is attributed to overall sales mix of products with lower margins and an overall increase in manufacturing and production costs. The margin for the three months ended March 31, 2022 continues to reflect our expectations of gross margins in the high 50% range.

Research, Development and Patent Expenses

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021

	(Dollars in thousands)
Research, development and patent	$3,160	$2,512
% of total revenues	28%	23%

Research, development and patent expenses for the three months ended March 31, 2022 increased $0.6 million, or 25.8%, as we continue focus on pipeline products. For the three months ended March 31, 2022, increases were primarily related to toxicology costs of $0.1 million, direct registration fees of $0.2 million, consulting costs of $0.1 million and an overall increase in salaries of $0.1 million.

As a result of COVID-19, research, development and patent costs may not be at normal levels during these periods, but management cannot determine the direct impact on our operating results.

Selling, General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(Dollars in thousands)
Selling, general administrative expenses	$10,068	$7,483
% of total revenues	91%	68%

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $2.6 million, or 34.5%. The increase was primarily due to salaries and severance of $0.2 million each, facilities related expenses and public company expenses of $0.1 million each, legal expenses of $1.4 million and consulting costs of $0.6 million. These increases were offset by decrease of $0.2 million in stock-based compensation expenses and $0.1 million in accounting and tax professional services. The primary increase in legal and consulting expenses for the three months ended March 31, 2022 are attributable to the Merger Agreement with Bioceres.

As a result of COVID-19, selling, general and administrative expenses may not be at normal levels during these periods but management cannot determine the direct impact on our operating results.

Other Expense, Net

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(Dollars in thousands)
Interest expense	(551)	(393)
Change in fair value of contingent consideration	32	134
Other income (expense) net	(66)	65
	$(585)	$(194)

For the three months ended March 31, 2022 and 2021, respectively, other expense, net, increased related to the recent increase and utilization of our AR factoring and inventory facility agreement with LSQ. Refer to Note 6 of the condensed consolidated financial statements.

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

Liquidity and Capital Resources

In March 2017, we entered into an invoice purchase agreement with LSQ, pursuant to which LSQ may elect to purchase up to $7.0 million of eligible customer invoices from us. Our obligations under the LSQ financing are secured by a lien on substantially all of our personal property; such lien is first priority with respect to our accounts receivable, inventory, and related property. In January 2020, we entered into a second amendment to the invoice purchase agreement, the terms of which included among other terms an increase to $20.0 million of eligible customer invoices to be purchased and simultaneously entered into an addendum to allow us to request that LSQ advance a maximum of $3.0 million of our finished goods inventory. In December 2021 we amended the addendum increasing the LSQ advance maximum from $3.0 million to $4.5 million. As of March 31, 2022, we had an outstanding balance of $13.2 million in secured borrowings.

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

On February 8, 2021, we filed a universal “shelf” registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on March 26, 2021. Under the shelf registration statement, if and upon becoming effective, we may offer and sell, from time to time over a three-year period, various securities in an aggregate amount of up to $90 million.

As of March 31, 2022 debt outstanding includes $10.7 million in principal and accrued interest with a maturity date of December 31, 2022. To the extent that debt is not restructured, extended, converted or otherwise amended, we will be required to repay these debts along with our general operating expenses in that period.

As of March 31, 2022, we were out of compliance with certain covenant requirements under our June 2014 Secured Promissory Note. However, the lender, Five Star Bank, has waived its right to deem recurring losses, liquidity, going concern, and financial condition as material adverse changes through March 31, 2023. Thereafter, unless the lender further extends its waiver a material adverse change clause could be triggered and the entire unpaid principal and interest balances would be due and payable upon demand as well as trigger certain covenants under each of our other debt agreements (refer to Note 6 of our condensed consolidated financial statements).

Since our inception, we have incurred significant net losses, and we expect to incur additional losses related to the continued development and expansion of our business. We believe that our existing cash and cash equivalents of $9.4 million as of March 31, 2022, expected revenues, cost management and cost reductions will be sufficient to fund operations as currently planned. However, our operation plans may not be achieved and therefore would not alleviate substantial doubts related to our ability to continue as a going concern for one year from the date of the issuance of our accompanying consolidated financial statements. Changes in our current plans, or slower than expected adoption of our products may require that we secure additional sources through equity and/or debt financings, or through other sources of financing, which we cannot predict, with certainty, will be based on terms acceptable to us or at all. We may also require additional sources of cash for general corporate purposes, which may include operating expenses, working capital to improve and promote our commercially available products, advance product candidates, expand international presence and commercialization, general capital expenditures and satisfaction of debt obligations which are not currently planned.

Additional information regarding risks related to our capital and liquidity is described in our Annual Report filed on Form 10-K in Part I— Item 1A— “Risk Factors”, and further discussion of our going concern assessment can be found in Note 1 to the accompanying consolidated financial statements, both of which should be read in connection with this disclosure.

We had the following debt arrangements in place as of March 31, 2022 (dollars in thousands):

		PRINCIPAL
	STATED ANNUAL	BALANCE (INCLUDING
DESCRIPTION	INTEREST RATE	ACCRUED INTEREST)	PAYMENT/MATURITY
Promissory Notes (1)	8.00%	$3,277	Due December 31, 2022
Promissory Note (2)	5.25%	7,849	Monthly/June 2036
Promissory Notes (3)	8.00%	6,999	Due December 31, 2022
Secured Borrowing (4)	12.78%	13,278	Varies(5)/May 2022(6)
Loan Facility	1.00%	303	Proportionately each September 2022, 2023, 2024, 2025

See Notes 6 of the condensed consolidated financial statements for each of the following debt arrangements:

(1) “—October 2012 and April 2013 Secured Promissory Notes.”

(2) “—June 2014 Secured Promissory Note.”

(3) “—August 2015 Senior Secured Promissory Notes.”

(4) “—LSQ Financing.”

(5) In February 2018, the maturity date and all interest payments were extended to December 2022

(6) Payable through the lender’s direct collection of certain accounts receivable through May 2022.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2022	2021

Net cash used in operating activities	$(8,396)	$(5,017)
Net cash used in investing activities	(198)	(869)
Net cash provided in financing activities	(1,667)	8,968
Net increase in cash, cash equivalents, and restricted cash	$(10,261)	$3,082

Cash Flows from Operating Activities

Net cash used in operating activities of $8.4 million during the three months ended March 31, 2022 primarily resulted from our net loss of $7.6 million and cash used in operating assets and liabilities of $2.7 million. This use was partially offset by non-cash charges of $1.9 million consisting of $0.9 million in depreciation and amortization, $0.8 million in share-based compensation expense, $0.3 million of amortization of right of use assets and $0.1 million for changes in inventory reserves.

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

Cash Flows from Investing Activities

Net cash used in investing activities were $0.2 million during the three months ended March 31, 2022, all as a result of purchases of property, plant and equipment primarily related to our manufacturing plant in Michigan.

Net cash used in investing activities were $0.9 million during the three months ended March 31, 2021. Cash flow from investing included $0.8 million consideration payments in connection with the purchase of the Jet-Ag and Jet-Oxide product lines with the remainder a result of purchases of property, plant and equipment to support our operations.

Cash Flows from Financing Activities

Net cash provided in financing activities of $1.7 million during the three months ended March 31, 2022 consisted primarily of net proceeds from of secured borrowing and debt.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act has been made known to them in a timely fashion. Based on this evaluation, our CEO and CFO each concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management assessed, with the oversight of the board of directors, the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control

For the three months ended March 31, 2022, there have been no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, we have not identified any material changes to the risk factors previously disclosed in Part I—Item 1A—”Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021, and the risks described below, together with all of the other information in this Quarterly Report on Form 10-Q, including in “Part I—Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

A variety of risks associated with our subsidiary, manufacturing facilities and operations in Russia and the recent Russian invasion of Ukraine could adversely affect our business.

In February 2022, Russia escalated its conflict with Ukraine, resulting in wide-ranging sanctions and international protests. In addition to our U.S. operations, we maintain an indirectly wholly owned subsidiary in Russia, Pro Farm Russia, LLC, and own a 12% minority interest in a third-party manufacturing plant in Vyborg, Russia. Our revenues derived from sales to customers in Ukraine, Russia and Belarus are currently immaterial, representing no sales for the three months ending March 31, 2022. While products for Pro Farm, our wholly owned subsidiary, are partially sourced by suppliers from the manufacturing plant in Russia, we expect that by the end of May 2022, we will have enough Pro Farm seed treatment materials outside of Ukraine, Russia and Belarus to supply our customers for the 2023 and 2024 planting seasons and enough Pro Farm foliar product materials outside of those regions to cover at least one year of expected demand. We may face risks associated with maintaining our subsidiary in Russia and minority ownership of the manufacturing plant, or with any international operations in Russia, including risks associated with our compliance with evolving international sanctions and potential reputational harm as a result of our operations in Russia. Further, Russia’s president Vladimir Putin has declared that he will seek authorization for the government to seize assets owned by foreign businesses that leave Russia and has taken steps to invalidate intellectual property protections for U.S.-based companies operating in Russia. In addition, should the conflict escalate or be prolonged, supply chain, trade routes and agricultural markets could be adversely affected, which, in turn, could materially, adversely affect our business operations and financial performance. While we have policies and procedures in place designed to ensure compliance with applicable sanctions and trade restrictions, our employees, contractors, and agents may take actions in violation of such policies and applicable law and we could be held ultimately responsible. If we are held responsible for a violation of U.S. sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of March 16, 2022, by and among Bioceres Crop Solutions Corp., Marrone Bio Innovations, Inc. and BCS Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2022).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements

104	XBRL for cover page of the Company’s Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 13, 2022.

MARRONE BIO INNOVATIONS, INC.

/s/ Kevin Helash
Kevin Helash
Chief Executive Officer

